Form 10-Q
period 2000-06-30
AVICI SYSTEMS INC
filed 2000-08-31
CIK 1094895

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  __________

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to ________



                       Commission file number 000-30865

                              AVICI SYSTEMS INC.
            (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                      02-0493372
(State or Other Jurisdiction                         (I.R.S. Employer
     of Organization)                               Identification No.)


                             101 Billerica Avenue
                     North Billerica, Massachusetts 01862
              (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Including Area Code  (978) 964-2000


     Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes             No     X
      -----

       The registrant has been subject to such filing requirement since
                       July 27, 2000, less than 90 days.

   At August 20, 2000, 48,012,062 shares of the registrant's Common Stock, par value $0.0001 per share, were outstanding.

                               AVICI SYSTEMS INC.

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                               TABLE OF CONTENTS



                                                                       PAGE
                                                                       ----


PART I:   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements:

               Balance Sheets as of June 30, 2000 (unaudited) and
               December 31, 1999....................................     3

               Statements of Operations (unaudited) for the three
               months and six months ended June 30, 2000 and 1999...     4

               Statements of Cash Flows (unaudited) for the six
               months ended June 30, 2000 and 1999.....................  5

               Notes to Financial Statements (unaudited)...............  6

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................  9

     ITEM 3.   Quantitative and Qualitative Disclosures About
               Market Risk............................................. 14

PART II.       OTHER INFORMATION

     ITEM 1.   Legal Proceedings.......................................  *

     ITEM 2.   Changes in Securities and Use of Proceeds............... 15

     ITEM 3.   Defaults Upon Senior Securities.........................  *

     ITEM 4.   Submission of Matters to a Vote of Security Holders..... 16

     ITEM 5.   Other Information.......................................  *

     ITEM 6.   Exhibits and Reports on Form 8-K........................ 16

SIGNATURE.............................................................. 17

*No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                              AVICI SYSTEMS INC.
                                BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                         JUNE 30,    DECEMBER 31,
                                                                                             2000        1999 (1)
                                                                                         ---------       --------
                                                                                        (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                                                               $  50,144       $ 34,242
 Investments                                                                                 3,494         13,675
 Inventories                                                                                 6,436          3,633
 Trade accounts receivable                                                                     592            599
 Prepaid expenses and other current assets                                                   1,385            270
                                                                                         ---------       --------
     Total current assets                                                                   62,051         52,419

Property and equipment, net                                                                  9,520          9,084
Other long-term assets                                                                          --            336
                                                                                         ---------       --------
                                                                                         $  71,571       $ 61,839
                                                                                         =========       ========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current maturities of long-term obligations                                             $   3,321       $  2,968
 Accounts payable                                                                            3,914          5,833
 Accrued expenses and other current liabilities                                              6,497          2,754
                                                                                         ---------       --------
     Total current liabilities                                                              13,732         11,555
                                                                                         ---------       --------

Long-term obligations, less current maturities                                               4,669          6,391
                                                                                         ---------       --------


Commitments

Redeemable convertible preferred stock, $0.01 par value:
 Authorized - 33,489,460 shares
 Issued and outstanding - 32,850,896 shares at June 30, 2000 and 29,881,127 shares at
  December 31, 1999                                                                        167,987        123,441
                                                                                         ---------       --------
Warrants to purchase Series B redeemable convertible preferred stock                           198            198
                                                                                         ---------       --------
Stockholders' equity (deficit):
 Preferred stock, $0.01 par value-Authorized - 5,000,000 shares issued and
  outstanding - none                                                                            --             --
 Common stock, $0.0001 par value -
 Authorized - 50,000,000 shares
 Issued and outstanding - 6,371,157 shares at June 30, 2000 and 6,053,698 shares at
  December 31, 1999                                                                              1              1
 Additional paid-in capital                                                                 36,603         11,475
 Subscriptions receivable                                                                     (286)          (215)
 Deferred compensation                                                                     (25,067)        (7,429)
 Accumulated deficit                                                                      (126,266)       (83,578)
                                                                                         ---------       --------
     Total stockholders' equity (deficit)                                                 (115,015)       (79,746)
                                                                                         ---------       --------
                                                                                         $  71,571       $ 61,839
                                                                                         =========       ========

(1) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


                            See accompanying notes.

                               AVICI SYSTEMS INC.
                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     Three months ended June 30,    Six months ended June 30,
                                                     ---------------------------    -------------------------
                                                          2000           1999           2000          1999
                                                      -----------    -----------    -----------   -----------

Net revenues                                          $     2,217    $        --    $     2,721   $        --
Cost of revenues                                            1,874             --          2,303            --
                                                      -----------    -----------    -----------   -----------

      Gross margin                                            343             --            418            --
                                                      -----------    -----------    -----------   -----------

Operating expenses:
      Research and development (1)                         15,709          7,975         27,045        15,977
      Sales and marketing (1)                               2,564          1,090          4,312         2,006
      General and administrative (1)                          978            748          1,734         1,483
      Stock-based compensation                              3,721            595          6,913         1,042
      Purchased in-process research and
       development                                          4,000             --          4,000            --
                                                      -----------    -----------    -----------   -----------

            Total operating expenses                       26,972         10,408         44,004        20,508
                                                      -----------    -----------    -----------   -----------

Loss from operations                                      (26,629)       (10,408)       (43,586)      (20,508)
Interest income (expense), net                                671            (12)           948            53
                                                      -----------    -----------    -----------   -----------

Net loss                                              $   (25,958)   $   (10,420)   $   (42,638)  $   (20,455)
                                                      ===========    ===========    ===========   ===========

Net loss per share:
                                                      ===========    ===========    ===========   ===========
  Basic and diluted
                                                           $(5.11)   $     (3.24)        $(8.86)  $     (6.82)
                                                      ===========    ===========    ===========   ===========

  Pro forma basic and diluted                              $(0.68)   $     (0.37)        $(1.15)  $     (0.74)
                                                      ===========    ===========    ===========   ===========

Weighted average common shares used in computing net loss per share:

  Basic and diluted                                     5,084,077      3,215,561      4,810,064     2,998,838
                                                      ===========    ===========    ===========   ===========

  Pro forma basic and diluted                          38,260,708     28,127,220     37,078,097    27,742,438
                                                      ===========    ===========    ===========   ===========

(1) Excludes noncash, stock-based compensation, as follows:

   Research and development                                $3,045           $467         $5,429        $  712
   Sales and marketing                                        473            111            903           221
   General and administrative                                 203             17            581           109
                                                           ------           ----         ------        ------
                                                           $3,721           $595         $6,913        $1,042
                                                           ======           ====         ======        ======

                            See accompanying notes.

                               AVICI SYSTEMS INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   -------------------------------
                                                                                     2000                   1999
                                                                                   --------               --------
Cash Flows from Operating Activities:
 Net loss                                                                          $(42,638)              $(20,455)
 Adjustments to reconcile net loss to net cash used in operating activities -
  Depreciation and amortization                                                       2,009                  1,481
  Amortization of deferred financing costs                                               25                     25
  Compensation expense associated with issuance of stock options to                   6,913                  1,042
   employees and consultants
  Changes in current assets and liabilities:
   Inventories                                                                       (3,334)                (3,142)
   Trade accounts receivable                                                              7                     --
   Prepaid expenses and other current assets                                           (804)                    15
   Restricted cash                                                                       --                     40
   Accounts payable                                                                  (1,919)                (1,599)
   Accrued expenses and other current liabilities                                     3,743                  4,048
                                                                                   --------               --------

     Net cash used in operating activities                                          (35,998)               (18,545)
                                                                                   --------               --------

Cash Flows from Investing Activities:
 Purchases of property and equipment                                                 (1,522)                  (104)
 Purchases of investments                                                            (3,494)                    --
 Sales of investments                                                                13,675                     --
                                                                                   --------               --------

     Net cash provided by (used in) investing activities                              8,659                   (104)
                                                                                   --------               --------

Cash Flows from Financing Activities:
 Proceeds from sale of redeemable convertible preferred stock, net of                44,497                  8,324
  issuance costs
 Payments on long-term obligations                                                   (1,760)                  (962)
 Repurchase of restricted stock                                                          (5)                    --
 Proceeds from issuance of common stock and exercise of stock options                   509                     61
                                                                                   --------               --------

     Net cash provided by financing activities                                       43,241                  7,423
                                                                                   --------               --------

Net Increase (Decrease) in Cash and Cash Equivalents                                 15,902                (11,226)

Cash and Cash Equivalents, beginning of period                                       34,242                 23,192
                                                                                   --------               --------

Cash and Cash Equivalents, end of period                                           $ 50,144               $ 11,966
                                                                                   ========               ========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                                         $    377               $    354
                                                                                   ========               ========

Supplemental Disclosure of Noncash Investing and Financing Activities:
 Equipment acquired under capital lease obligations                                $    391               $  1,936
                                                                                   ========               ========
 Transfer of inventory to property and equipment                                   $    530               $     --
                                                                                   ========               ========

                            See accompanying notes.

                               AVICI SYSTEMS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and includes the accounts of Avici Systems Inc. (the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2000, the operating results for the three and six month periods ended June 30, 2000 and 1999, and the cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's registration statement on Form S-1, effective July 27, 2000. The balance sheet at December 31, 1999 has been derived from audited financial statements as of that date.

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.

NOTE 2. SUBSEQUENT EVENT - INITIAL PUBLIC OFFERING AND CONCURRENT PRIVATE PLACEMENT

On July 27, 2000, the Company's amended registration statement for the initial public offering of 8,050,000 shares of its common stock, including the underwriters' over-allotment option for 1,050,000 shares became effective. The initial public offering price to the public was $31.00 per share. The offering closed on August 2, 2000 and resulted in net proceeds to the Company of approximately $232.0 million, after deducting underwriting discounts and commissions and before deducting expenses payable by the Company. As a result of the initial public offering, 32,850,896 shares of common stock were issued upon the conversion of all of the Company's redeemable convertible preferred stock. In connection with its initial public offering, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 250,000,000 and to provide for a total of 5,000,000 shares of undesignated preferred stock. Additionally, on August 2, 2000, the Company completed a private placement for the issuance of 322,582 shares of its common stock concurrently with the close of its initial public offering at the initial public offering price of $31.00 per share, which resulted in proceeds to the Company of approximately $10.0 million.

The Company's historical capital structure is not indicative of its capital structure after the initial public offering due to the automatic conversion of all shares of redeemable convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering and the elimination of the Company's repurchase right related to restricted stock.

The following table presents the pro forma balance sheet at June 30, 2000 after giving effect to cash proceeds from the initial public offering, after deducting underwriting discounts and commissions and the concurrent private placement totaling approximately $242.0 million, after deducting underwriting discounts and commissions.

                                                              June 30, 2000
                                                                Pro forma
                                                          ---------------------
                                                               (unaudited)
                                                             (in thousands)

Cash and investments                                            $295,638
Other assets                                                      17,933
                                                                --------

Total assets                                                    $313,571
                                                                ========

Short-term liabilities                                          $ 13,732
Long-term liabilities                                              4,669
Stockholders' equity                                             295,170
                                                                --------

Total liabilities and stockholders' equity                      $313,571
                                                                ========

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Revenue Recognition

The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. Revenue from support and maintenance contracts will be recognized ratably over the period of the related agreements. Revenue from installation and other services will be recognized as the work is performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Warranty costs are estimated and recorded by the Company at the time of product revenue recognition.

(b)  Cash and Cash Equivalents and Investments

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its cash equivalents and investments as held-to-maturity and recorded them at amortized cost, which approximates market value. The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents and investments include money markets, certificates of deposit and commercial paper.

(c)  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                     June 30,             December 31,
                                                                         2000                     1999
                                                                       ------                   ------
                                                                  (unaudited)
                                                                              (in thousands)
Finished goods and work in progress                                    $1,037                   $1,923
Raw materials                                                           5,399                    1,710
                                                                       ------                   ------
                                                                       $6,436                   $3,633
                                                                       ======                   ======

(d)  Net Loss per Share and Pro Forma Net Loss per Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss available for common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock options have been excluded, as they are considered antidilutive. Shares of common stock issuable upon the conversion of outstanding shares of redeemable convertible preferred stock have also been excluded for all periods presented.

Pro forma basic and fully diluted net loss per share is presented for the three and six month periods ended June 30, 2000 and 1999 assuming the conversion of all outstanding shares of redeemable convertible preferred stock into common stock and the elimination of the Company's repurchase right related to its restricted stock outstanding upon the closing of the Company's initial public offering using the if-converted method from the respective dates of issuance.

In accordance with the SEC Staff Accounting Bulletin No. 98, Earnings per Share in an Initial Public Offering, the Company has determined that there were no nominal issuances of the Company's common stock prior to the Company's initial public offering.

NOTE 4.   SALE OF SERIES F CONVERTIBLE PREFERRED STOCK

In April 2000, the Company amended its certificate of incorporation to authorize 3,333,333 shares of Series F redeemable convertible preferred stock. Also, in April and May 2000, the Company sold 2,969,769 shares of Series F redeemable convertible preferred stock for which it received gross proceeds of approximately $44.5 million.

The Company entered into a series of agreements with a strategic investor who participated in this financing. Under a stock purchase agreement, the Company agreed to issue 600,000 shares of Series F redeemable convertible preferred stock for aggregate proceeds of approximately $9.0 million.

The Company entered into a perpetual non-exclusive license agreement with the investor for the use of certain ideas, concepts and other intellectual property. As consideration for the license, the Company paid the strategic investor $4.0 million. The Company has obtained an independent appraisal of this intellectual property to assist in the allocation of the $4.0 million license payment. Based on this appraisal, the Company has expensed the license payment as the purchase of in process research and development in the quarter ended June 30, 2000. The investor has also agreed, subject to certain performance milestones, to meet certain minimum purchase commitments of the Company's product.

NOTE 5.   PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

The Company's in-process research and development ("IPR&D") relates to the license agreement discussed in note 4 which is comprised of a single research and development project which is focused on certain aspects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to approximate $1.5 million.

The $4.0 million value assigned to the purchased IPR&D was determined by estimating the costs to develop the purchased technology into a commercially viable optical application, estimating the resulting cash flows from the application and discounting the net cash flows to their present value. At the date of acquisition, this project had not yet reached technological feasibility and the IPR&D had no alternative future uses. Revenue projections used to value the IPR&D project are based on estimates of relevant market size and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

The rate used to discount the net cash flows to their present value was 35% based on cost of capital considerations adjusted for certain risks associated with the in-process technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this Report on Form 10-Q constitute forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including without limitation those discussed under the caption "Factors Affecting Future Operating Results" included herein and under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (No. 333-37316) filed by the Company in connection with its initial public offering of Common Stock which became effective July 27, 2000. Forward-looking statements include statements regarding the future or the Company's expectations, beliefs, intentions or strategies regarding the future and may be identified by the words "anticipate," "believe," "could," "estimate" "expect," "intend," "may," "should," "will," and "would" and similar expressions. There may be events in the future that could affect these matters.

OVERVIEW

Avici Systems provides high-speed data networking equipment that enables telecommunications companies and Internet service providers to intelligently transmit high volumes of information across their fiber optic networks.

Since our inception, we have incurred significant losses. As of June 30, 2000, we had an accumulated deficit of $126.3 million. Our operating activities to date have been primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits and software, and system testing the Avici Terabit Switch Router (TSR). During this period, we have also built our administrative, marketing and sales organizations and developed strategic relationships with systems integrators, customers and vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur significant operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. We expect to incur significant sales and marketing, research and development and general and administrative expenses as we expand our business and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

The TSR became commercially available in the fourth quarter of 1999. We currently market the TSR to major carriers in North America through a direct sales force. We have recently begun to market our products internationally through systems integrators and distributors. We currently provide product installation and customer field support through our internal customer service organization and a third-party support organization.

We currently generate revenue from sales of our TSR, which is our only product. We recognize revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when these uncertainties are resolved. Amounts collected or billed prior to satisfying revenue recognition criteria are recorded as deferred revenue. We also expect to generate revenue in the future from support and maintenance as well as installation and service. We will defer revenue from support and maintenance contracts and recognize it ratably over the period of the related agreements. We expect to recognize revenue from installation and other services as the work is performed. We record an estimate of warranty liability for parts and labor on our products at the time we recognize revenue.

We expect that in the foreseeable future, substantially all of our revenues will continue to depend on sales of our TSR to current customers and a limited number of potential new customers. Generally, these customers are not contractually committed to purchase any minimum quantities of products from us. Enron Broadband Services and Williams Communications have agreed to future minimum purchases of the TSR and follow-on features totaling $45.0 million through 2001, subject to successful completion of field trials. Additionally, while there has been no commitment to purchase equipment for deployment, the TSR has successfully completed laboratory testing at AT&T and has been selected by AT&T for field trials which we expect will be completed by the end of 2000. Any future commitments for deployment orders will be dependent upon the successful completion of these field trials. We cannot assure you that these trials will be successful or that future orders will be placed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

Net Revenues. The Company recorded its initial revenue in the quarter ended March 31, 2000. Net revenues were $2.2 million for the three months ended June 30, 2000.

Cost of Revenues. Cost of revenues was $1.9 million for the three months ended June 30, 2000. Cost of revenues includes the cost of manufacturing overhead. Cost of revenues as a percentage of net revenues for the three months ended June 30, 2000 was approximately 85% reflecting the high cost of setting up production along with the lower margin mix between bays and modules. We anticipate cost of revenues as a percentage of net revenues to decrease as the future mix of product configurations change.

Research and Development. Research and development expenses increased by $7.7 million from $8.0 million for the three months ended June 30, 1999 to $15.7 million for the three months ended June 30, 2000. This increase was due mainly to an increase in engineering materials and custom test equipment of $5.0 million and an increase in salary and salary-related expenses resulting from increased staffing of $2.1 million.

Sales and Marketing. Sales and marketing expenses increased by $1.5 million from $1.1 million for the three months ended June 30, 1999 to $2.6 million for the three months ended June 30, 2000. This increase was primarily due to an increase in salary and salary-related expenses of $1.1 million as well as an increase in marketing publications and advertising expenses of $250,000.

General and Administrative. General and administrative expenses increased by $230,000 from $748,000 for the three months ended June 30, 1999 to $978,000 for the three months ended June 30, 2000. The increase was primarily due to an increase in salary and salary-related costs, information systems expenses and other costs necessary to support our growing scale of operations.

Stock-Based Compensation. Stock-based compensation increased by $3.1 million from $595,000 for the three months ended June 30, 1999 to $3.7 million for the three months ended June 30, 2000. This increase was due primarily to shares of restricted stock and stock options granted at a price subsequently deemed to be lower than fair market value subsequent to the six month period ended June 30, 1999 in connection with our increased hiring efforts.

Purchased In-Process Research and Development. The Company's in-process research and development ("IPR&D") is comprised of a single research and development project which is focused on certain aspects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to approximate $1.5 million.

The $4.0 million value assigned to the purchased IPR&D was determined by estimating the costs to develop the purchased technology into a commercially viable optical application, estimating the resulting cash flows from the application and discounting the net cash flows to their present value. At the date of acquisition this project had not yet reached technological feasibility and the IPR&D had no alternative future uses. Revenue projections used to value the IPR&D project are based on estimates of relevant market size and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

The rate used to discount the net cash flows to their present value was 35% based on cost of capital considerations adjusted for certain risks associated with the in-process technology.

Interest Income (Expense), Net. Interest income, net of interest expense, increased by $683,000 from $12,000 of net interest expense for the three months ended June 30, 1999 to $671,000 of net interest income for the three months ended June 30, 2000 due to an increase in interest income of $676,000 resulting from increased invested cash balances for the three months ended June 30, 2000 plus a decrease in interest expense on capital leases of $7,000 for the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Net Revenues. Net revenues were $2.7 million for the six months ended June 30, 2000. The Company had no revenue in the comparable period of 1999.

Cost of Revenues. Cost of revenues was $2.3 million for the six months ended June 30, 2000. Cost of revenues includes the cost of manufacturing overhead. Cost of revenues as a percentage of net revenues was approximately 85% for the six months ended June 30, 2000 reflecting the high cost of setting up production along with the lower margin mix between bays and modules. We anticipate cost of revenues as a percentage of net revenues to decrease as the future mix of product configurations change.

Research and Development. Research and development expenses increased by $11.0 million from $16.0 million for the six months ended June 30, 1999 to $27.0 million for the six months ended June 30, 2000. This increase was due mainly to an increase in engineering materials and custom test equipment of $8.1 million, an increase in salary and salary-related expenses resulting from increased staffing of $3.3 million, an increase in cost related to facilities and other expenses of $1.2 million, offset by a $1.6 million decrease in cost associated with a research and development contract which was completed in March 1999.

Sales and Marketing. Sales and marketing expenses increased by $2.3 million from $2.0 million for the six months ended June 30, 1999 to $4.3 million for the six months ended June 30, 2000. This increase was primarily due to an increase in salary and salary-related expenses of $1.7 million as well as an increase in marketing publications and advertising expenses of $295,000.

General and Administrative. General and administrative expenses increased by $200,000 from $1.5 million for the six months ended June 30, 1999 to $1.7 million for the six months ended June 30, 2000. The increase was mainly due to an increase in salary and salary-related costs, information systems expenses and other expenses necessary to support our growing scale of operations.

Stock-Based Compensation. Stock-based compensation increased by $5.9 million from $1.0 million for the six months ended June 30, 1999 to $6.9 million for the six months ended June 30, 2000. This increase was due primarily to shares of restricted stock and stock options granted at the price subsequently deemed to be lower than fair market value subsequent to the six month period ended June 30, 1999 in connection with our increased hiring efforts.

Purchased In-Process Research and Development. The Company's in-process research and development ("IPR&D") is comprised of a single research and development project which is focused on certain aspects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to approximate $1.5 million.

The $4.0 million value assigned to the purchased IPR&D was determined by estimating the costs to develop the purchased technology into a commercially viable optical application, estimating the resulting cash flows from the application and discounting the net cash flows to their present value. At the date of acquisition, this project had not yet reached technological feasibility and the IPR&D had no alternative future uses. Revenue projections used to value the IPR&D project are based on estimates of relevant market size and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

The rate used to discount the net cash flows to their present value was 35% based on cost of capital considerations adjusted for certain risks associated with the in-process technology.

Interest Income (Expense), Net. Interest income, net of interest expense, increased $895,000 from $53,000 for the six months ended June 30, 1999 to $948,000 for the six months ended June 30, 2000 as a result of an increase in interest income of $918,000 from increased invested cash balances partially offset by an increase in interest expense on capital leases of $23,000 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through private sales of equity securities and, to a lesser extent, equipment lease financing. From inception through June 30, 2000, we raised approximately $168.0 million in a series of preferred stock financings. During the six months ended June 30, 2000, we used $36.0 million in cash for operating activities, compared to $18.5 million used in the six months ended June 30, 1999. The increase in cash usage resulted principally from the ongoing research and development costs of the TSR during these periods, including increased personnel and material costs. We expect to continue to invest heavily in research and development as we enhance the functionality of our TSR and develop new complementary products. We also will continue to increase our investment in capital assets as we expand our operations.

As of June 30, 2000, our primary sources of liquidity were $50.1 million in cash and cash equivalents and $3.5 million in investments. In April and May of 2000, we generated $44.5 million in a preferred stock financing. Our purchases of property and equipment were $1.9 million for the six months ended June 30, 2000 and $2.0 million for the six months ended June 30, 1999, and consisted primarily of purchases of application software and computer equipment, including workstations and servers to support our increased research and development activities. We financed $391,000 for the six months ended June 30, 2000 and $1.9 million for the six months ended June 30, 1999. As of June 30, 2000, our future minimum lease payment obligations were $8.0 million under capital leases which require annual payments of approximately $1.9 million for the six months ended July through December of 2000, $3.7 million in 2001, $2.0 million in 2002 and $377,000 in 2003. In addition, our future minimum lease payment obligations under operating leases is $483,000 which require annual payments of approximately $223,000 in the six months ended July through December 2000 and $260,000 in 2001. We expect capital expenditures to increase as we further expand our research and development efforts and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth. For the six months July through December 2000 we expect to spend approximately $2.5 million for computer equipment, including application software, workstations and servers. We anticipate that this equipment will be financed by capital leases.

At June 30, 2000 we have a master lease agreement with a leasing company that is also a preferred stockholder. This agreement provided for up to $12.0 million of lease financing on specific types of equipment. The equipment leased under this agreement remains the property of the lender at the end of the term. However, due to the length of the contract terms, the leases are recorded as capital lease obligations. Our remaining availability under the original lease line expired in January 2000. In May 2000 we entered into a one year $6.0 million extension to the agreement. Leases under the amendment will have various terms ranging from 24 to 42 months and will accrue interest at various annual rates.

We have also borrowed $1.3 million in 1998 under a term-loan agreement with the same lender for software purchases. We are required to repay this loan in 30 monthly installments of approximately $49,000, including principal and interest. Repayment began in July 1999, with a final payment in the amount of $187,500 due at the end of the term. The effective annual interest rate of this loan is 17%.

Additionally, we expect that working capital requirements will increase significantly as product sales increase, creating larger customer receivable balances and the need to build inventory in advance of shipment.

On July 27, 2000 the Company's amended registration statement for the initial public offering of 8,050,000 shares of its common stock, including the underwriters' overallotment option for 1,050,000 shares, became effective. The initial public offering price to the public of the common stock was $31.00 per share. The offering closed on August 2, 2000 and resulted in net proceeds to the Company of approximately $232.0 million, after deducting underwriting discounts and commissions and before deducting expenses payable by the Company.

Additionally, on August 2, 2000 the Company completed a private placement for the issuance of 322,582 shares of its common stock concurrently with the close of its initial public offering at the initial public offering price of $31.00 per share, which resulted in proceeds to the Company of approximately $10.0 million.

Upon the commencement of the Company's initial public offering the Company committed, upon the closing of the offering, to issue a warrant to AT&T Corporation to purchase 100,000 shares of the Company's common stock at an exercise price per share equal to the Company's initial public offering price. The warrant is nonforfeitable, becomes fully exercisable in one year and has a term of five years. AT&T has not committed to exercise the warrant and is not obligated to purchase any product or service from the Company as a condition to exercising the warrant and accordingly, the fair value of the warrant, which is estimated to approximate $2.4 million will be expensed in the quarter ending September 30, 2000.

We believe that the net proceeds from our preferred stock financings, initial public offering and concurrent private placements, together with existing cash balances and available capital lease financing will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities will be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

FACTORS AFFECTING FUTURE OPERATING RESULTS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management's plans and objectives for future operations, as well as statements regarding the strategy and plans of the Company. The Company's actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference include the limited number of customers; continuing acceptance of the Company's products and product enhancements; the size, timing and recognition of revenue from customers; the Company's ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our product and the Company's ability to predict and respond to market developments; the failure to keep pace with the rapidly changing requirements of its customers; the Company's ability to attract and retain key personnel; the development and expansion of the Company's direct sales force; risks associated with management of growth; the Company's ability to obtain component parts; the Company being held liable for defects or errors in its products; as well as risks of downturns in economic conditions generally, and in the telecommunications industry specifically, and risks associated with competition, and competitive pricing pressures. For a more detailed description of the risk factors associated with the Company, please refer to the Company's Registration Statement on Form S-1 on file with the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." The interpretation clarifies the application of APB Opinion No. 25 in specified events, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. We expect that the adoption of this interpretation would not have any effect on the accompanying financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." This bulletin summarizes views of the Staff on applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition policy complies with the guidelines in the bulletin.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. We do not currently engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We may do so in the future as our operations expand domestically and abroad. We will evaluate the impact of foreign currency exchange risk and other derivative instrument risk on our results of operations when appropriate. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of the FASB Statement No. 133," in fiscal year 2001. The adoption of SFAS No. 133 is not expected to have a material impact on our financial condition or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2000, our investments in securities subject to equity market risks and other income producing assets subject to interest rate risks were not material in amount. We do not hold such assets for trading purposes. In addition, we do not engage in currency hedging activities and hold no foreign currency related derivative instruments that would subject our financial condition or results of operations to risks associated with foreign currency exchange rate fluctuations.

                          PART II.  OTHER INFORMATION

Item 2.   Changes In Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED STOCK

In a private placement consummated on April 24, 2000 and May 5, 2000, Avici issued and sold an aggregate of 2,969,769 shares of its Series F preferred stock for an aggregate purchase price of $44.5 million to a group of investors pursuant to a Series F Convertible Preferred Stock Purchase Agreement.

During the quarterly period ended June 30, 2000, the Company granted stock options to purchase 2,070,150 shares of common stock at exercise prices ranging from $4.00 to $12.00 per share to employees, consultants and directors pursuant to its 1997 Stock Incentive Plan, as amended.

During quarterly period ended June 30, 2000, the Company issued and sold an aggregate of 289,045 shares of its common stock to employees, consultants and directors for aggregate consideration of $509,338 pursuant to exercises of options granted pursuant to its 1997 Stock Incentive Plan, as amended.

All such issuances of securities of the Company during the quarter ending June 30, 2000 were made in reliance on Section 4(2), Rule 701 and/or Regulation D under the Securities Act of 1933, as amended.

On August 2, 2000, upon the closing of the Company's initial public offering, all outstanding 1,750,000 shares of Series A Preferred Stock, 10,517,000 shares of Series B Preferred Stock, 3,450,000 shares of Series C-1 Preferred Stock, 1,050,000 shares of Series C-2 Preferred Stock, 500,000 shares of Series C-3 Preferred Stock, 3,745,665 shares of Series D-1 Preferred Stock, 1,139,985 shares of Series D-2 Preferred Stock, 542,850 shares of Series D-3 Preferred Stock, 7,185,627 shares of Series E Preferred Stock and 2,969,769 shares of Series F Preferred Stock were converted into the same number of shares of Common Stock.

On August 2, 2000, upon the closing of the Company's initial public offering, all outstanding preferred stock warrants, exercisable for an aggregate of 275,000 shares of preferred stock, were converted into common stock.

USE OF PROCEEDS

On July 27, 2000, the Company commenced an initial public offering of 7,000,000 shares of its Common Stock at a price to the public of $31.00 per share. This offering was effected pursuant to the Company's Registration Statement on Form S-1 (No. 333-37316), which was declared effective by the Securities and Exchange Commission on July 27, 2000. All of the 7,000,000 shares of Common Stock were offered by the Company and sold to the several underwriters, for whom Morgan Stanley Dean Witter, J.P. Morgan & Co., Lehman Brothers and UBS Warburg LLC acted as representatives. As part of the initial public offering, the Company granted to the several underwriters an overallotment option to purchase up to an additional 1,050,000 shares of Common Stock from the Company. On July 28, 2000, the representatives of the underwriters exercised their option to purchase the additional 1,050,000 shares of Common Stock from the Company. The purchases of the 8,050,000 shares of Common Stock closed on August 2, 2000. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers or their associates, or to persons owning 10% or more of any class of our equity securities or our affiliates.

The aggregate offering price of the initial public offering to the public was approximately $249.5 million (inclusive of the overallotment option). After deducting approximately $17.5 million in underwriting discounts, the net proceeds of the offering were approximately $232.0 million, before deducting expenses payable by the Company. The Company expects to use approximately $1.1 million of the proceeds from the initial public offering for the liquidation of a term-loan agreement as it comes due. The Company expects to use the remaining net proceeds of the offering for working capital and general corporate purposes. Pending these uses, the Company has invested all of the net proceeds in investment grade, interest bearing securities.

Item 4.   Submission of Matters to a Vote of Security Holders

On April 17, 2000, the stockholders of the Company approved by written consent the following matters: (i) an increase from 10,776,250 to 14,276,250 in the aggregate number of shares of the Company's Common Stock reserved for issuance under the 1997 Stock Incentive Plan; and (ii) the Company's Third Restated Certificate of Incorporation, which was filed with the Secretary of State of the State of Delaware on April 24, 2000. The affirmative vote of 28,049,814 shares (out of 36,036,557 shares outstanding) was received by written consent.

On July 3, 2000, the stockholders of the Company approved by written consent the following matters: (i) the Company's Fourth Restated Certificate of Incorporation, to be filed upon the closing of the Company's initial public offering; (ii) the Company's Amended and Restated By-Laws; (iii) an increase from 14,276,250 to 15,776,250 in the aggregate number of shares of the Company's Common Stock reserved for issuance under the 1997 Stock Incentive Plan; (iv) the Company's 2000 Stock Option and Incentive Plan; (v) the Company's 2000 Employee Stock Purchase Plan; and (vi) the Company's 2000 Non-Employee Director Stock Option Plan. The affirmative vote of 31,946,234 shares (out of 39,222,258 shares outstanding) was received by written consent.


Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 27.1   Financial Data Schedule (EDGAR filing only)

          The Company did not file any current reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AVICI SYSTEMS INC.


Date        August 31, 2000         By: /s/ Paul F. Brauneis
      -------------------------     ------------------------------------
                                    Paul F. Brauneis
                                    Chief Financial Officer, Vice President of
                                    Finance and Administration and
                                    Principal Accounting Officer