Form 10-Q
period 2000-09-30
AVICI SYSTEMS INC
filed 2000-11-13
CIK 1094895

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   __________

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     September 30, 2000
                                   ------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________



                        Commission file number 000-30865

                               AVICI SYSTEMS INC.
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                     02-0493372
(State or Other Jurisdiction of Organization)     (I.R.S. Employer Identification No.)


                              101 Billerica Avenue
                      North Billerica, Massachusetts 01862
               (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Including Area Code  (978) 964-2000


     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes   X    No
    -----     -----

     The registrant has been subject to such filing requirement since July 27, 2000.

     At November 6, 2000, 48,183,367 shares of the registrant's Common Stock, par value $0.0001 per share, were outstanding.

                               AVICI SYSTEMS INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----


PART I:  FINANCIAL INFORMATION

   ITEM 1.  Financial Statements:

        Balance Sheets as of September 30, 2000 (unaudited) and
        December 31, 1999..................................................   3

        Statements of Operations (unaudited) for the three months
        and nine months ended September 30, 2000 and 1999..................   4

        Statements of Cash Flows (unaudited) for the nine months ended
        September 30, 2000 and 1999........................................   5

        Notes to Financial Statements (unaudited)..........................   6

   ITEM 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   9

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk......  14

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings...............................................   *

   ITEM 2. Changes in Securities and Use of Proceeds.......................  15

   ITEM 3. Defaults Upon Senior Securities.................................   *

   ITEM 4. Submission of Matters to a Vote of Security Holders.............   *

   ITEM 5. Other Information...............................................   *

   ITEM 6. Exhibits and Reports on Form 8-K................................  15

SIGNATURE..................................................................  16

*No information provided due to inapplicability of item.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                               AVICI SYSTEMS INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                         2000          1999 (1)
                                                                       ---------       --------
ASSETS                                                                (UNAUDITED)
Current assets:
 Cash and cash equivalents                                             $ 269,379       $ 34,242
 Investments                                                               3,510         13,675
 Inventories                                                               8,804          3,633
 Trade accounts receivable                                                 3,114            599
 Prepaid expenses and other current assets                                 1,973            270
                                                                       ---------       --------
     Total current assets                                                286,780         52,419

Property and equipment, net                                               14,144          9,084
Other long-term assets                                                       401            336
                                                                       ---------       --------
                                                                       $ 301,325       $ 61,839
                                                                       =========       ========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
 STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current maturities of long-term obligations                           $   3,717       $  2,968
 Accounts payable                                                          6,551          5,833
 Accrued expenses and other current liabilities                            6,827          2,754
                                                                       ---------       --------
     Total current liabilities                                            17,095         11,555
                                                                       ---------       --------

Long-term obligations, less current maturities                             4,168          6,391
                                                                       ---------       --------

Commitments

Redeemable convertible preferred stock, $0.01 par value:
 Authorized - 33,489,460 shares
 Issued and outstanding - 0 shares at September 30,
  2000 and 29,881,127 shares at December 31, 1999                             --        123,441
                                                                       ---------       --------
Warrants to purchase Series B redeemable convertible
 preferred stock                                                              --            198
                                                                       ---------       --------
Stockholders' equity (deficit):
 Preferred stock, $0.01 par value:
   Authorized - 5,000,000 shares
   Issued and outstanding - none                                              --             --
 Common stock, $0.0001 par value -
   Authorized - 250,000,000 shares
   Issued and outstanding - 48,066,514 shares at
   September 30, 2000 and 6,053,698 shares at
   December 31, 1999                                                           5              1
 Additional paid-in capital                                              462,424         11,475
 Subscriptions receivable                                                 (2,642)          (215)
 Deferred compensation                                                   (29,816)        (7,429)
 Accumulated deficit                                                    (149,909)       (83,578)
                                                                       ---------       --------
     Total stockholders' equity (deficit)                                280,062        (79,746)
                                                                       ---------       --------
                                                                       $ 301,325       $ 61,839
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

                               AVICI SYSTEMS INC.
                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                        Three months ended          Nine months ended
                                                          September 30,               September 30,
                                                    -------------------------   -------------------------
                                                       2000          1999          2000          1999
                                                    -----------   -----------   -----------   -----------

Net revenues                                        $     4,356   $        --   $     7,077   $        --
Cost of revenues                                          3,137            --         5,439            --
                                                    -----------   -----------   -----------   -----------

      Gross margin                                        1,219            --         1,638            --
                                                    -----------   -----------   -----------   -----------

Operating expenses:
      Research and development (1)                       14,098         6,921        41,143        22,898
      Sales and marketing (1)                             3,482         1,602         7,794         3,608
      General and administrative (1)                      1,424           828         3,159         2,311
      Stock-based compensation                            6,643           928        13,556         1,970
      Common stock warrant expense                        2,400            --         2,400            --
      Purchased in-process research and
       development                                           --            --         4,000            --
                                                    -----------   -----------   -----------   -----------

            Total operating expenses                     28,047        10,279        72,052        30,787
                                                    -----------   -----------   -----------   -----------

Loss from operations                                    (26,828)      (10,279)      (70,414)      (30,787)
Interest income, net                                      3,184            87         4,133           139
                                                    -----------   -----------   -----------   -----------

Net loss                                            $   (23,644)  $   (10,192)  $   (66,281)  $   (30,648)
                                                    ===========   ===========   ===========   ===========

Net loss per share:

  Basic and diluted                                       $(.70)  $     (2.80)       $(4.56)  $     (9.54)
                                                    ===========   ===========   ===========   ===========

  Pro forma basic and diluted                             $(.53)  $      (.34)       $(1.67)  $     (1.07)
                                                    ===========   ===========   ===========   ===========

Weighted average common shares used in computing net loss per share:

  Basic and diluted                                  33,944,444     3,636,409    14,521,524    3,212,361
                                                    ===========   ===========   ===========   ===========

  Pro forma basic and diluted                        44,709,784    30,148,688    39,621,993    28,544,521
                                                    ===========   ===========   ===========   ===========

(1) Excludes noncash, stock-
    based compensation, as
    follows:

    Research and development                        $     4,153   $       742   $     9,121   $     1,454
    Sales and marketing                                   1,202           163         2,437           383
    General and administrative                            1,288            23         1,998           133
                                                    -----------   -----------   -----------   -----------
                                                    $     6,643   $       928   $    13,556   $     1,970
                                                    ===========   ===========   ===========   ===========


                             See accompanying notes.

                              AVICI SYSTEMS INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                     2000                   1999
                                                                                   --------               --------
Cash Flows from Operating Activities:
 Net loss                                                                          $(66,281)              $(30,648)
 Adjustments to reconcile net loss to net cash used in operating activities -
  Depreciation and amortization                                                       3,301                  2,280
  Amortization of deferred financing costs                                               38                     38
  Common stock warrant expense                                                        2,400                     --
  Compensation expense associated with issuance of stock options to                  13,556                  1,970
   employees and consultants
  Changes in current assets and liabilities:
   Inventories                                                                       (5,171)                (5,287)
   Trade accounts receivable                                                         (2,515)                (1,009)
   Prepaid expenses and other current assets                                         (1,703)                    15
   Restricted cash                                                                     (103)                    40
   Accounts payable                                                                     718                  5,818
   Accrued expenses and other current liabilities                                     4,073                 (1,823)
                                                                                   --------               --------

     Net cash used in operating activities                                          (51,687)               (28,606)
                                                                                   --------               --------

Cash Flows from Investing Activities:
 Purchases of property and equipment                                                 (7,118)                  (172)
 Purchases of investments                                                            (3,519)                    --
 Sales of investments                                                                13,684                     --
                                                                                   --------               --------

     Net cash provided by (used in) investing activities                              3,047                   (172)
                                                                                   --------               --------

Cash Flows from Financing Activities:
 Proceeds from sale of common stock, net of issuance cost                           240,564                     --
 Proceeds from sale of redeemable convertible preferred stock, net of                44,497                 53,105
  issuance costs
 Proceeds from subscription receivable                                                  144                     --
 Payments on long-term obligations                                                   (2,717)                (1,869)
 Repurchase of restricted stock                                                          (5)                    --
 Proceeds primarily from exercise of stock options                                    1,294                    105
                                                                                   --------               --------

     Net cash provided by financing activities                                      283,777                 51,341
                                                                                   --------               --------

Net Increase  in Cash and Cash Equivalents                                          235,137                 22,563

Cash and Cash Equivalents, beginning of period                                       34,242                 23,192
                                                                                   --------               --------

Cash and Cash Equivalents, end of period                                           $269,379                $45.755
                                                                                   ========               ========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                                         $    555               $    527
                                                                                   ========               ========

Supplemental Disclosure of Noncash Investing and Financing Activities:
 Equipment acquired under capital lease obligations                                $  1,250               $  2,472
                                                                                   ========               ========


                             See accompanying notes.

                               AVICI SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and includes the accounts of Avici Systems Inc. (the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2000, the operating results for the three and nine month periods ended September 30, 2000 and 1999, and the cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's registration statement on Form S-1, effective July 27, 2000. The balance sheet at December 31, 1999 has been derived from audited financial statements as of that date.

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.

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

(c) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                  September 30,    December 31,
                                                     2000             1999
                                                    ------           ------
                                                  (unaudited)
                                                          (in thousands)

Finished goods and work in progress                 $1,510           $1,923
Raw materials                                        7,294            1,710
                                                    ------           ------
                                                    $8,804           $3,633
                                                    ======           ======

(d) Net Loss per Share and Pro Forma Net Loss per Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss available for common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock options have been excluded, as they are considered antidilutive. Shares of common stock issuable upon the conversion of outstanding shares of redeemable convertible preferred stock have also been excluded for all periods prior to August 2, 2000, the date of the closing of the Company's initial public offering.

Pro forma basic and diluted net loss per share is presented for the three and nine month periods ended September 30, 2000 and 1999 assuming the conversion of all outstanding shares of redeemable convertible preferred stock into common stock and the elimination of the Company's repurchase right related to its restricted stock outstanding upon the closing of the Company's initial public offering using the if-converted method from the respective dates of issuance.

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

The Company entered into a perpetual non-exclusive license agreement with the investor for the use of certain ideas, concepts and other intellectual property. As consideration for the license, the Company paid the strategic investor $4.0 million. The Company has obtained an independent appraisal of this intellectual property to assist in the allocation of the $4.0 million license payment. Based on this appraisal, the Company expensed the license payment as the purchase of in-process research and development in the quarter ended June 30, 2000. The investor has also agreed, subject to certain performance milestones, to meet certain minimum purchase commitments of the Company's product.

NOTE 5.  PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

The Company's in-process research and development ("IPR&D") relates to the license agreement discussed in Note 4 which is comprised of a single research and development project focusing on certain aspects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to approximate $1.5 million. As of September 30, 2000, the project was estimated to be 19% complete and remaining research and development commitments were estimated to approximate $1.4 million.

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

NOTE 6.  ISSUANCE OF COMMON STOCK WARRANT

Upon the closing of the Company's initial public offering on August 2, 2000, the Company issued a warrant to AT&T Corporation ("AT&T") to purchase 100,000 shares of the Company's common stock at a per share exercise price equal to the Company's initial public offering price of $31.00 per share. The warrant is nonforfeitable, becomes fully exercisable in one year and has a term of five years. AT&T has not committed to exercise the warrant and is not obligated to purchase any product or service from the Company as a condition to exercising the warrant. Accordingly, the fair value of the warrant, which is estimated at $2.4 million, has been expensed in the quarter ending September 30, 2000.

NOTE 7.  SUBSCRIPTION NOTE RECEIVABLE

During the quarter ended September 30, 2000, the Company granted an officer of the Company the right to purchase 100,000 shares of restricted stock and, in connection with the purchase, loaned the individual $2.5 million. The loan is non-interest bearing with limited recourse to the individual and is secured by the restricted securities. The loan has a maturity of ten years and is to be repaid from the proceeds of the sale of the related restricted securities, if such sale precedes the maturity date. The full amount of the loan is outstanding at September 30, 2000 and has been recorded as a subscription receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this Report on Form 10-Q constitute forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including without limitation those discussed under the caption "Factors Affecting Future Operating Results" included herein and under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (No. 333-37316) filed by the Company in connection with its initial public offering of Common Stock which became effective July 27, 2000. Forward-looking statements include statements regarding the future or the Company's expectations, beliefs, intentions or strategies regarding the future and may be identified by the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" and similar expressions. There may be events in the future that could affect these matters.

OVERVIEW

Avici Systems provides high-speed data networking equipment that enables telecommunications companies and Internet service providers to intelligently transmit high volumes of information across their fiber optic networks.

Since our inception, we have incurred significant losses. As of September 30, 2000, we had an accumulated deficit of $149.9 million. Our operating activities to date have been primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits and software, and system testing the Avici Terabit Switch Router (TSR). During this period, we have also built our administrative, marketing, sales and customer support organizations and developed strategic relationships with systems integrators, customers and vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur significant operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. We expect to incur significant sales and marketing, research and development and general and administrative expenses as we expand our business and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

The TSR became commercially available in the fourth quarter of 1999. We currently market the TSR to major carriers in North America through a direct sales force. We have recently begun to market our products internationally through systems integrators and distributors in Asia and a direct sales force in Europe. We currently provide product installation and customer field support through our internal customer service organization and a third-party support organization.

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

We expect that in the foreseeable future, substantially all of our revenues will continue to depend on sales of our TSR to current customers and a limited number of potential new customers. Generally, these customers are not contractually committed to purchase any minimum quantities of products from us. Enron Broadband Services and Williams Communications have agreed to future minimum purchases of the TSR and follow-on features totaling $45.0 million through 2001 subject to the completion of field trials. Additionally, Qwest Communications has agreed to an undisclosed minimum purchase and will be conducting a field trial over the next several months. The TSR recently completed field trials at AT&T. To date, there has been no commitment to purchase equipment for deployment and accordingly, there can be no assurance that the completion of these trials will result in future orders.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Revenues. The Company recorded its initial revenue in the quarter ended March 31, 2000. Net revenues were $4.4 million for the three months ended September 30, 2000 which included of $2.3 million recognized upon the completion of field trials with AT&T.

Cost of Revenues. Cost of revenues was $3.1 million for the three months ended September 30, 2000. Cost of revenues includes the cost of manufacturing overhead. Cost of revenues as a percentage of net revenues for the three months ended September 30, 2000 was approximately 72% reflecting the high cost of setting up production along with the lower margin mix between bays and modules. We anticipate cost of revenues as a percentage of net revenues to decrease as the future mix of product configurations change.

Research and Development. Research and development expenses increased by $7.2 million from $6.9 million for the three months ended September 30, 1999 to $14.1 million for the three months ended September 30, 2000. This increase was due mainly to an increase in salary and salary-related expenses of $3.5 million resulting from increased staffing, an increase in engineering materials and prototype test equipment of $2.0 million as well as an increase in costs related to facilities and other expenses of $1.8 million.

Sales and Marketing. Sales and marketing expenses increased by $1.9 million from $1.6 million for the three months ended September 30, 1999 to $3.5 million for the three months ended September 30, 2000. This increase was primarily due to an increase in salary and salary-related expenses of $1.5 million resulting from increased staffing, as well as increases in travel expense of $230,000 and marketing publications and advertising expenses of $180,000.

General and Administrative. General and administrative expenses increased by $600,000 from $828,000 for the three months ended September 30, 1999 to $1.4 million for the three months ended September 30, 2000. The increase was primarily due to an increase in salary and salary-related costs associated with increased staffing, information systems expenses and other costs necessary to support the growing scale of operations.

Stock-Based Compensation. Stock-based compensation increased by $5.7 million from $928,000 for the three months ended September 30, 1999 to $6.6 million for the three months ended September 30, 2000. This increase was due primarily to shares of restricted stock and stock options granted to new hires prior to the Company's initial public offering at prices subsequently deemed to be lower than fair market value at the time of grant.

Common Stock Warrant Expense. Common stock warrant expense was $2.4 million for the three months ended September 30, 2000. The Company had no common stock warrant expense for the comparable period of 1999.

Interest Income, Net. Interest income, net of interest expense, increased by $3.1 million from $87,000 for the three months ended September 30, 1999 to $3.2 million for the three months ended September 30, 2000 due primarily to the increase in invested cash balances from the proceeds of the Company's preferred stock private financing, initial public offering and concurrent private placement.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Revenues. Net revenues were $7.1 million for the nine months ended September 30, 2000. The Company had no revenue in the comparable period of 1999.

Cost of Revenues. Cost of revenues was $5.4 million for the nine months ended September 30, 2000. Cost of revenues includes the cost of manufacturing overhead. Cost of revenues as a percentage of net revenues was approximately 77% for the nine months ended September 30, 2000 reflecting the high cost of setting up production along with the lower margin mix between bays and modules. We anticipate cost of revenues as a percentage of net revenues to decrease as the future mix of product configurations change.

Research and Development. Research and development expenses increased by $18.2 million from $22.9 million for the nine months ended September 30, 1999 to $41.1 million for the nine months ended September 30, 2000. This increase was due mainly to an increase in engineering materials and prototype test equipment of $10.1 million, an increase in salary and salary-related expenses resulting from increased staffing of $6.8 million, as well as an increase in costs related to facilities and other expenses of $3.0 million, offset by a $1.6 million decrease in cost associated with a research and development contract which was completed in March 1999.

Sales and Marketing. Sales and marketing expenses increased by $4.2 million from $3.6 million for the nine months ended September 30, 1999 to $7.8 million for the nine months ended September 30, 2000. This increase was primarily due to an increase in salary and salary-related expenses of $3.2 million, resulting from increased staffing as well as increases in marketing publications and advertising expenses of $475,000 and an increase in travel costs of $413,000.

General and Administrative. General and administrative expenses increased by $848,000 from $2.3 million for the nine months ended September 30, 1999 to $3.2 million for the nine months ended September 30, 2000. The increase was mainly due to an increase in salary and salary-related costs resulting from increased staffing plus increases in information systems expenses and other costs necessary to support the growing scale of operations.

Stock-Based Compensation. Stock-based compensation increased by $11.6 million from $2.0 million for the nine months ended September 30, 1999 to $13.6 million for the nine months ended September 30, 2000. This increase was due primarily to shares of restricted stock and stock options granted to new hires prior to the Company's initial public offering at prices subsequently deemed to be lower than fair market value at time of grant.

Common Stock Warrant Expense. Common stock warrant expense was $2.4 million for the nine months ended September 30, 2000. The Company had no common stock warrant expense for the comparable period of 1999.

Purchased In-Process Research and Development. The Company's in-process research and development ("IPR&D") is comprised of a single research and development project which is focused on certain aspects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to approximate $1.5 million. As of September 30, 2000 the project was estimated to be 19% complete and remaining research and development commitments were estimated to approximate $1.4 million.

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

Interest Income, Net. Interest income, net of interest expense, increased by $4.0 million from $139,000 for the nine months ended September 30, 1999 to $4.1 million for the nine months ended September 30, 2000 primarily as a result of an increase in invested cash balances from the proceeds of the Company's preferred stock private financing, initial public offering and concurrent private placement.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through private sales of equity securities and, to a lesser extent, equipment lease financing. From inception through September 30, 2000, we raised approximately $410.0 million in a series of preferred stock financings, our initial public offering and concurrent private placements of common stock. During the nine months ended September 30, 2000, we used $51.7 million in cash for operating activities, compared to $28.6 million used in the nine months ended September 30, 1999. The increase in cash usage resulted principally from the ongoing research and development costs of the TSR during these periods, including increased personnel and material costs. We expect to continue to invest heavily in research and development as we enhance the functionality of our TSR and develop new complementary products. We also will continue to increase our investment in capital assets as we expand our operations.

As of September 30, 2000, our primary sources of liquidity were $269.4 million in cash and cash equivalents and $3.5 million in investments. On July 27, 2000 the Company's amended registration statement for the initial public offering of 8,050,000 shares of its common stock, including the underwriters' overallotment option for 1,050,000 shares, became effective. The initial public offering price to the public of the common stock was $31.00 per share. The offering closed on August 2, 2000 and resulted in net proceeds to the Company of approximately $232.0 million, after deducting underwriting discounts and commissions and before deducting expense payable by the Company. Additionally, on August 2, 2000 the Company completed a private placement for the issuance of 322,582 shares of its common stock concurrently with the close of its initial public offering at the initial public offering price of $31.00 per share, which resulted in proceeds to the Company of approximately $10.0 million. In April and May, 2000, we generated $44.5 million in a preferred stock financing.

Our purchases of property and equipment were $8.4 million for the nine months ended September 30, 2000 and $2.6 million for the nine months ended September 30, 1999, and consisted primarily of purchases of application software and computer equipment, including workstations and servers to support our increased research and development activities. We financed $1.3 million for the nine months ended September 30, 2000 and $2.5 million for the nine months ended September 30, 1999. As of September 30, 2000, our future minimum lease payment obligations were $7.9 million under capital leases which require payments of approximately $946,000 for the three months October through December of 2000, and annual payments of $4.0 million in 2001, $2.3 million in 2002, $625,000 in 2003 and $29,000 in 2004. In addition, our future minimum lease payment obligations under operating leases is $8.2 million which require payments of approximately $353,000 in the three months October through December 2000 and $1.4 million in 2001, $1.2 million in 2002, 2003 and 2004, $1.1 million in 2005,
$973,000 in 2006 and $811,000 in 2007. We expect capital expenditures to increase as we further expand our operations, enhance our information systems and as our employee base continues to grow. The timing and amount of future capital expenditures will depend primarily on our future growth. For the three months October through December 2000, we expect to spend approximately $12.0 million for leasehold improvements, computer and test equipment, including application software, workstations and servers. We anticipate that a portion of this equipment will be financed by capital leases.

At September 30, 2000, we have a master lease agreement with a leasing company that is also a stockholder. This agreement originally provided for up to $12.0 million of lease financing on specific types of equipment. The equipment leased under this agreement remains the property of the lender at the end of the term. However, due to the length of the contract terms, the leases are recorded as capital lease obligations. Our remaining availability under the original lease line expired in January 2000. In May 2000 we entered into a one year $6.0 million extension to the agreement. Leases under the amendment will have various terms ranging from 24 to 42 months and will accrue interest at various annual rates.

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

We believe that cash derived from the net proceeds from our initial public offering, concurrent private placements and preferred stock financings, together with existing cash balances and available capital lease financing will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities will be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

FACTORS AFFECTING FUTURE OPERATING RESULTS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management's plans and objectives for future operations, as well as statements regarding the strategy and plans of the Company. The Company's actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference include the limited number of customers; continuing acceptance of the Company's products and product enhancements; customer purchasing patterns and commitments; the size, timing and recognition of revenue from customers; the Company's ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our product and the Company's ability to predict and respond to market developments; the failure to keep pace with the rapidly changing requirements of our customers; the Company's ability to attract and retain key personnel; the development and expansion of the Company's direct sales force; risks associated with management of growth; the Company's ability to obtain component parts; the Company being held liable for defects or errors in our products; as well as risks of downturns in economic conditions generally, and in the telecommunications industry specifically, and risks associated with competition and competitive pricing pressures. For a more detailed description of the risk factors associated with the Company, please refer to the Company's Registration Statement on Form S-1 on file with the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." The interpretation clarifies the application of APB Opinion No. 25 in specified events, as defined. The interpretation became effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. There were no events covered by this interpretation which occurred during the period after December 15, 1998, but before the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments have been made to the financial statements for periods before the effective date and (b) no expense has been recognized for any additional compensation cost measured that is attributable to periods before the effective date. We believe that the adoption of this interpretation did not have any effect on the accompanying financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" and on October 12, 2000 provided further written guidance on implementing Staff Accounting Bulletin No. 101. This bulletin and related subsequent guidance summarizes views of the Staff on applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition policy complies with the guidelines in the bulletin and the additional written guidelines.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2000, our investments in securities subject to equity market risks and other income producing assets subject to interest rate risks were not material in amount. We do not hold such assets for trading purposes. In addition, we do not engage in currency hedging activities and hold no foreign currency related derivative instruments that would subject our financial condition or results of operations to risks associated with foreign currency exchange rate fluctuations.

PART II.  OTHER INFORMATION

Item 2.  Changes In Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED STOCK

During the quarterly period ended September 30, 2000, the Company granted stock options to purchase 2,227,200 shares of common stock at exercise prices ranging from $12.00 to $133.00 per share to employees, consultants and directors pursuant to its 1997 Stock Incentive Plan, as amended, 2000 Stock Option and Incentive Plan and 2000 Non-Employee Director Stock Option Plan.

During the quarterly period ended September 30, 2000, the Company issued and sold an aggregate of 471,879 shares of its common stock to employees, consultants and directors for aggregate consideration of $3.3 million pursuant to exercises of options granted pursuant to its stock plans.

On August 2, 2000, the Company issued and sold 322,582 shares of its common stock at an aggregate price of approximately $10.0 million to Williams Communications and Enron Broadband Services.

On August 2, 2000, the Company issued a warrant to AT&T Corporation to purchase 100,000 shares of the Company's common stock at an exercise price of $31.00 per share. The warrant is non-forfeitable, becomes fully exercisable in one year and has a term of five years.

All such issuances of securities of the Company during the quarter ending September 30, 2000 were made in reliance on Section 4(2), Rule 701 and/or Regulation D under the Securities Act of 1933, as amended.


Item 6.  Exhibits and Reports on Form 8-K

(a)  List of Exhibits

     Exhibit No.     Exhibit Description

     3.1*    Amended and Restated Certificate of Incorporation of the Company

     3.2*    Amended and Restated By-laws of the Company

     10.1 Offer letter, dated July 27, 2000, between the Company and Steven B. Kaufman

     10.2 Lease, dated August 2, 2000, between the Company and Y-CEE Investment Trust

     27.1    Financial Data Schedule (EDGAR filing only)

* Filed with the Company's Registration Statement on Form S-1 (File No. 333-37316) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering which became effective July 27, 2000.

(b)  Reports on Form 8-K

     The Company did not file any current reports on Form 8-K during the quarter ended September 30, 2000.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AVICI SYSTEMS INC.


Date     November 13, 2000                  By:/s/Paul F. Brauneis
     ---------------------------            ------------------------------------
                                            Paul F. Brauneis
                                            Chief Financial Officer, Vice
                                            President of Finance and
                                            Administration and Principal
                                            Accounting Officer

                                  Exhibit index

      Exhibit No.  Exhibit Description

      3.1*    Amended and Restated Certificate of Incorporation of the Company

      3.2*    Amended and Restated By-laws of the Company

      10.1 Offer letter, dated July 27, 2000, between the Company and Steven B. Kaufman

      10.2 Lease, dated August 2, 2000, between the Company and Y-CEE Investment Trust

      27.1    Financial Data Schedule (EDGAR filing only)


* Filed with the Company's Registration Statement on Form S-1 (File No. 333-37316) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering which became effective July 27, 2000.