Form 10-K
period 2000-12-31
AVICI SYSTEMS INC
filed 2001-03-29
CIK 1094895

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 000-30865

                               AVICI SYSTEMS INC.
             (Exact Name of registrant as specified in its charter)

          DELAWARE                                              02-0493372
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)

                              101 BILLERICA AVENUE
                     North Billerica, Massachusetts  01862
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (978) 964-2000

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 Par Value

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 7, 2001, was approximately $649,917,943 (based on the closing price of the Registrant's Common Stock on March 7, 2001, of $14.375 per share).

  The number of shares outstanding of the Registrant's $.0001 par value Common Stock as of March 7, 2001 was 48,891,805.

                       DOCUMENT INCORPORATED BY REFERENCE

  The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               AVICI SYSTEMS INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

PART I.............................................................................................   3
 ITEM 1.      BUSINESS.............................................................................   3
 ITEM 2.      PROPERTIES...........................................................................  10
 ITEM 3.      LEGAL PROCEEDINGS....................................................................  11
 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................  11
PART II............................................................................................  11
 ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................  11
 ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA.................................................  11
 ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  13
 ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................  25
 ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................  27
 ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  47
PART III...........................................................................................  47
 ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................  47
 ITEM 11.     EXECUTIVE COMPENSATION...............................................................  47
 ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................  47
 ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................  47
PART IV............................................................................................  48
 ITEM 14      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....................  48
SIGNATURES.........................................................................................  50


                     FACTORS THAT MAY AFFECT FUTURE RESULTS

          Our prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. Our future results may differ materially from our historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results." Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

          Avici Systems Inc., a Delaware corporation, was incorporated in 1996. We provide high-speed data networking equipment that enables telecommunications companies and Internet service providers to transmit high volumes of information across their fiber optic networks. Our high-performance solution is being marketed to telecommunications companies and Internet service providers, referred to as carriers, that are creating next-generation optical networks to address the increasing data traffic across the Internet. The Avici Terabit Switch Router product (TSR(R)) is designed to cost-effectively provide:

 . high-speed/high-volume capacity;

 . high levels of operational availability and redundancy, which we refer to as carrier-class reliability; and

 . the ability to incrementally add capacity to the network without disrupting network performance, which we refer to as in-service scalability.

     Our TSR also optimizes bandwidth by dynamically managing and prioritizing network traffic, thereby enabling carriers to provision new revenue-generating services, such as video streaming and Voice-over-Internet Protocol, or VoIP. Our TSR provides these benefits through our proprietary technologies, including our application specific integrated circuits, or ASICs, and distributed system design, as well as our Composite Link technology, which enables the TSR to combine multiple lower speed connections to create a single high-speed connection. AT&T has deployed the TSR in its North American IP backbone network. The TSR has also been deployed by France Telecom R & D in the VTHD research network, by several agencies of the United States government and by the DARPA-funded National Transparent Optical Network. In addition, Enron Broadband Services, Qwest Communications and Williams Communications have agreed to future minimum purchases of the TSR. Deployment of the TSR is dependent upon successful completion of field trials with these customers. The TSR is currently in trials and tests with additional prospective customers.

INDUSTRY BACKGROUND

  DEMAND FOR DATA SERVICES IS FUELING NETWORK GROWTH

  Data traffic over today's communications networks continues to grow at an exponential rate. This proliferation of data traffic is being driven by a number of factors, including increases in the number of Internet users worldwide and business use of the Internet for applications such as e-commerce, video streaming and virtual private networks. To keep pace with the growing demand, transmission speeds have increased from kilobits per second to megabits per second to gigabits per second. The next step in transmission speed is referred to as terabits per second. One terabit per second is equal to one trillion bits per second.

  LIMITATIONS OF THE EXISTING PUBLIC NETWORK INFRASTRUCTURE

  The existing public networks are largely built on technologies that were originally designed to provide only voice services. These networks are based on circuit switch technology, which dedicates an individual connection, or part of the network, for the duration of a call even while there are pauses in the conversation. Although adequate for voice traffic, circuit switch technology is inefficient for the transmission of large volumes of data traffic, which tends to occur in large, intermittent bursts. As data traffic carried over the existing network infrastructure began to increase, carriers increased the capacity of their networks by overlaying devices designed to increase data transmission rates and that are based on network standards such as Synchronous Optical Network, or SONET.

  At the same time, carriers also sought to increase the efficiency of data transmission through their networks by adopting packet switching technologies, such as Asynchronous Transfer Mode, or ATM, and Internet Protocol, or IP, which divide data traffic into individual packets and transmit them independently over the network. These packet-switching technologies enable carriers to send data from multiple sources on the same connection, thereby substantially reducing the bandwidth wasted using circuit switch technology. With much of the growth in data traffic attributable to the increasing use of the Internet, IP has become the predominant standard for transmitting data across networks. Nevertheless, carriers have been forced to adopt and deploy multiple protocols, such as SONET, ATM, IP and Ethernet at gigabit speeds, or Gigabit Ethernet, and a variety of devices within their networks in an effort to manage the proliferation of IP-based data services.

  The advent of Dense Wave Division Multiplexing, or DWDM, an optical technology that multiplies the amount of data that can be carried over existing fiber optic lines, has provided carriers with substantial raw capacity in the core of their optical networks. Following their widespread deployment of DWDM technology, carriers are focusing on the deployment of routers, devices designed to forward IP-based data packets, to take advantage of the expanded bandwidth enabled by DWDM.

  LIMITATIONS OF EXISTING ROUTERS

  The transmission capacity of fiber optic lines has increased at a greater rate than the transmission capacities of routers. This has created a chasm between the capabilities of existing routers and the optical transmission network and has produced bottlenecks in the public network. This chasm results in large part because of the limited ability of existing router designs to adapt to the evolving and increasing bandwidth demands of carriers. For example, current router offerings employ a centralized design, which inherently limits the number of interfaces available and, accordingly, the ability to incrementally increase the bandwidth capacity of a router. This limitation requires that carriers either inefficiently cluster multiple routers to emulate the functionality of a single large router with greater capacity or repeatedly undertake disruptive and expensive large-scale upgrades, known as forklift upgrades, to address the increases in optical transmission speeds and capacities.

  At the same time, traditional routers are unable to communicate with the newer generation of optical transmission equipment to dynamically change bandwidth or enable the provisioning of new services without disrupting the entire network. This limitation increases the time and effort required for carriers to deliver new services or reconfigure the network in the event of sudden changes in bandwidth demand.

  CARRIER REQUIREMENTS FOR A NEW ARCHITECTURE

     To respond to the challenges created by the increasing volume of data traffic on the existing public networks, carriers are not only focused on optimizing their next-generation optical networks for more efficient data transmission, but are also searching for a means to rapidly provision new revenue-generating data communications services. As a result, carriers are demanding solutions with the following attributes:

     Reduced Network Cost and Complexity. A major portion of expenditures relating to the deployment of routers is dedicated to the interconnection of multiple, fixed configuration routers in order to provision the required amounts of bandwidth. This is costly in terms of capital and, more importantly, increases the ongoing costs of running a network. Each router must be managed as an independent element of the network, and with each addition of capacity increasing the complexity of network design and management, the number of personnel needed to manage the network increases. The personnel involved with these configuration changes are often among the carrier's best IP resources and could be better utilized to design and deliver new services. Carriers are demanding scalable solutions that reduce the number of devices and complexity of operating large capacity networks.

     Increased Service Velocity. Networks and network demands are changing rapidly, and carriers want a cost-effective means of increasing capacity on a continual basis. As a key building block of the public network, routers must therefore have the ability to expand capacity without the costly delays of forklift upgrades, complex network reconfigurations, or other significant disruptions of the network.

     Quality of Service Functionality that Enables New Revenue-Generating Services. As carriers consolidate existing services on the IP backbone, as well as offer new services, they must deliver quality of service, or the ability to assign different priorities to different traffic types. Quality of service is crucial to the delivery of time-sensitive data streams, such as voice and video. Routers must provide quality of service functionality over IP without adversely affecting performance. In addition to prioritizing packets, routers must be able to manage and control network congestion to enable carriers to deliver service level guarantees to their customers.

     Carrier-Class Reliability. The equipment that carriers deploy within their networks must offer the highest level of up-time and redundancy. To meet this requirement, known as carrier-class reliability, router designs must minimize any single points of failure and provide automatic recovery from network failures and device errors.

     High Performance. In order to capitalize on the increasing capacity offered by optical technologies, carriers demand high levels of performance and flexibility. Although there are different measures for determining performance of routers, we believe the most critical measure is the ability to process and forward packets at transmission rates matching the line rates available over the fiber optic core.

     Interoperability. Due to economic constraints associated with upgrading an entire network to accommodate new technologies, it is critical that new network equipment support the protocols and devices already deployed in carrier networks.

     Instead of trying to adapt older technologies or interim solutions that provide only incremental increases in capacity, carriers are now seeking solutions that will enable them to cost-effectively build next-generation optical networks designed to capitalize on the opportunities created by the growth of the Internet and the proliferation of data traffic.

THE AVICI SOLUTION

  Our high-performance TSR is engineered to provide a long-term solution for the next-generation carrier networks by providing a platform for growth and control of increasing volumes of data traffic. Our solution is designed to provide the following key benefits:

     Cost-Effective Network Expansion and Operation. By providing a system that scales from small configurations to the industry's largest capacity router, Avici enables customers to design router-based networks that can grow as the demand for capacity grows without the need for constant re-engineering of the network. The TSR's scalable architecture reduces the number of interface cards needed when compared with solutions using small, fixed configuration devices. By minimizing the need for inefficient clustering, continuous network upgrades and layers of legacy equipment, the TSR reduces the overall cost of expanding and operating the network.

     Rapid Response to Network Demands. The scalability of the TSR enables carriers to incrementally add capacity in a cost-effective, non-disruptive manner. This capability for dynamic, non-disruptive bandwidth provisioning enables carriers to service existing customers while rapidly adapting to changes in bandwidth demand, new service offerings and increased usage.

     Ability to Offer New Revenue-Generating Services. Our TSR provides an effective foundation for the delivery of next-generation data communication services. The TSR enables carriers to add capacity for new services and customers without network disruption and to prioritize IP data traffic to effectively provide quality of service guarantees. As a result, carriers are able to offer and charge for new and enhanced services, such as voice-over-IP and video streaming, and can also dynamically modify their service pricing structures.

     Long-term Carrier Solution. Our TSR has been designed to meet the current and evolving performance and bandwidth requirements at the core of carriers' optical networks. The Avici TSR enables in-service scalability as demands on the optical layer increase, thereby eliminating expensive clustering designs and forklift upgrades. We believe that this scalability and flexibility positions the Avici TSR as a long-term solution for carriers.

     Carrier-Class Reliability. The Avici TSR has been designed and manufactured to provide carrier-class reliability. We believe the TSR's technologically-advanced features, such as our distributed architecture, Velociti switch fabric and Composite Links, will enhance the reliability and performance of carrier networks. The TSR's proprietary ASIC-based design and redundancy features provide high levels of system reliability.

     Ability to Manage High Volumes of Network Traffic at High Speeds. Our TSR, through our Composite Link technology, is capable of processing data packets at virtual line rates exceeding 10 gigabits per second, thereby achieving virtual performance beyond OC-192. In addition, the TSR provides the ability to prioritize IP traffic through its quality of service features without any loss of transmission speeds.

STRATEGY

  Our goal is to design, develop and provide the next generation of reliable high-speed data networking equipment that will power the core of carriers' optical networks and establish new standards for performance. The key elements of our strategy are to:

  Extend Technological Capabilities. We have developed a product architecture closely connected to the optical transport layer and designed to be a long-term solution within the core of carriers' optical networks. We plan to continue to invest heavily in research and development, particularly in developing proprietary ASICs and software, to satisfy the requirements of next-generation carrier networks. We plan to enhance the features of the TSR and bring to market new, complementary products. For example, during the second half of 2000 we delivered for customer trials MultiProtocol Label Switching, or MPLS, traffic engineering capability and 2-port OC-48c line card modules; and in the first quarter of 2001, we delivered line card modules for OC-192c and have delivered for customer trials line card modules for Gigabit Ethernet. We take a leading role in industry standard-setting forums and promote the interoperability of our products with those of key optical switch and router vendors.

  Continue Penetration of Key Carrier Accounts. We strive to capture the market opportunity presented by carriers demanding additional capacity as well as carriers seeking the means to deliver additional services. We have initially focused on a select group of leading carriers, and we are currently participating in a number of customer trials. We intend to broaden our target market focus to include all carriers with fiber optic backbones. We are expanding our direct sales force, have established our customer service organization, and will continue to pursue partnerships with international distributors, third-party service and support organizations and complementary product companies to expand our market presence.

  Provide Technology to Enable New Carrier Service Offerings. We work closely with our customers and prospective customers to understand their network requirements and service opportunities. We use this knowledge to develop new features and functionality to enable carriers to deliver new revenue-generating services. Our MPLS enables carriers to control traffic flow and to offer services such as virtual private networks. We will seek opportunities to enhance our product features and promote the TSR as an effective means for carriers to capitalize on new service opportunities.

  Expand into New Geographic Markets. We intend to sell our products globally. We have established relationships with leading distributors and vendors of telecommunications equipment in Asia, and we intend to further develop our direct Asian salesforce to support our indirect sales channels. In addition, we have established a direct European sales presence as well as relationships with a key systems integrator in that market, and intend to continue to expand our presence in Europe. We have deployed the TSR with France Telecom R&D, our first European customer, and are in trials with a number of European and Asian carriers.

  Rely on Strategic Outsourcing. Our outsourcing strategy enables us to focus our resources on our core competencies of product design and development, sales and marketing. Although we design and develop our ASICs and other proprietary technologies, we select and work closely with ASIC fabrication and electronics manufacturing services providers to promote the cost-effective, timely and reliable manufacture and testing of our products. To complement our internal customer service organization, we have entered into global service and support arrangements for our products with third parties, including Dimension Data Holdings, plc and IBM.

PRODUCTS AND TECHNOLOGY

  PRODUCT ARCHITECTURE

  Our TSR has been designed to provide critical functions for carriers seeking to build reliable IP-based networks that can capitalize on the raw capacity provided by DWDM and other optical technologies. We utilize a parallel and distributed design to address the large volume of packet forwarding and increasing traffic volume requirements of the Internet. By using a distributed architecture that incorporates processing and packet routing functionality in our line card ASICs, our TSR is designed to provide carriers with a smooth upgrade path from OC-48c to speeds of OC-192c and higher by changing or bundling line card modules as they become available rather than upgrading the entire chassis. Accordingly, this architecture provides in-service scalability and preserves the initial investment in our TSR.

  PRODUCT PORTFOLIO

  The TSR is a 40-slot chassis which can be configured with the following current and planned line card modules:

LINK TYPE                                           LINK SPEED     STATUS
  Packet over SONET                               OC-3c            Commercially available
  Packet over SONET                               OC-12c           Commercially available
  Packet over SONET                               OC-48c           Commercially available
  Packet over SONET                               OC-192c          Commercially available
  Gigabit Ethernet                                1 Gigabit        In trial
  Asynchronous Transfer Mode                      OC-12c           In development

  IPRIORI CARRIER SYSTEM CONTROL SOFTWARE

  IPriori is an advanced software system that has been developed to optimize and control switching and routing in the TSR. IPriori is built on a distributed model, which uses multiple processor units to provide increased levels of reliability and scalability, and is specifically designed to address the system requirements arising from a large number of ports. Through our extensive field testing and network deployments, we have successfully demonstrated our interoperable implementations of standard protocols such as BGP, OSPF and IS-IS.

  COMPOSITE LINKS

  The Avici TSR connects to the optical transport layer through many physical connections. Physical connections between two TSRs can be combined into a single virtual network interface to provide a carrier with a high-capacity connection. This single network connection is called a Composite Link. Composite Link technology enables carriers to add additional lines or increase or decrease transmission speeds on a particular Composite Link without disrupting the network. This enables carriers to meet increases in bandwidth demand and to offer new services to their customers more quickly. Each Composite Link can be configured with up to 16 network interfaces and enables carriers to achieve effective line speeds of 160 gigabits per second. With this feature, the TSR is able to recognize heavy or light traffic demand in the network and dynamically add and remove physical connections from the composite group. When traffic increases and physical links are needed or when traffic decreases and links can be removed from a composite group, the TSR communicates this information to optical equipment to change network connections appropriately. This maintains optimum traffic routing. Because our Composite Links operate with no network disruption, they enable the rapid provisioning of additional bandwidth while maintaining a stable and reliable environment for IP services.

  We have complemented our Composite Links with MPLS functionality to provide traffic engineering capabilities and enable carriers to control and efficiently balance data traffic across their networks. We believe MPLS is a key component of differentiated IP-based services and, when combined with other quality of service mechanisms, will enable carriers to deliver enhanced network services.

  VELOCITI SWITCH FABRIC

  Our Velociti switch fabric is the mechanism that transfers data from an input line card to specific output cards in the TSR. This direct communication provides high speed data transfer and, as additional capacity is needed, enables cost-effective addition of line cards. Because all data handling, switching and packet processing has been incorporated into the line cards, carriers are able to support higher speed line cards without forklift upgrades. The Velociti switch fabric also gives the TSR a high level of reliability by creating multiple connections between pairs of input and output line cards. In the event one path fails, one of the backup paths is selected to continue data transmission, thereby substantially reducing the risk of disruption to the network.

  ASIC-BASED PACKET ROUTING TECHNOLOGY

  We have consolidated all data-flow and control processes, including packet input and output framing, forwarding, scheduling, and switching into our application specific integrated circuits, or ASICs. All of our ASICs reside on each line card module. Accordingly, the overall capacity of the TSR increases with the addition of each line card. These ASICs provide high levels of performance by enabling line rate packet forwarding performance regardless of packet address and route table size.

  Our ASICs are designed to provide the following functions and benefits:

        ASIC                              FUNCTION                                    CUSTOMER BENEFITS

Input Framer           Analyzes and identifies incoming IP packets      Enhances ability to manage network traffic
                       and marks them for prioritization                to enforce quality of service
Forwarding             Determines packet destination and forwards the   Maintains network performance as bandwidth
                       packet at line rates                             demand increases
Packet Scheduling      Manages intelligent prioritization and           Ensures optimal system performance across
                       efficient use of the TSR's switching capacity    high volumes of traffic flows.
Fabric Switching and   Provides Velociti switch fabric that is          Creates high performance and economical
 Packet Memory         responsible for communication among line card    scalability
                       modules
Quality of Service     Prioritizes packets for transmission             Enables the creation and delivery of
                                                                        differentiated IP-based services
Output Framer          Controls outbound traffic to ensure              Provides additional control of packet flows
                       conformance to quality of service requirements   to ensure network stability

SALES AND MARKETING

  We sell and market our products primarily through our direct sales force, systems integrators and distributors. Our sales cycle to carriers typically is a lengthy and deliberate process. After preliminary discussions with our sales organization, prospective customers may receive evaluation equipment to encourage formal testing. The sales cycle normally includes laboratory testing in which the TSR is evaluated against competing products for performance, scalability, reliability, interoperability and other measures. Upon completion of the laboratory tests, one product is typically selected for field trials in which the product is deployed in a carrier's network in a limited and controlled fashion. Only after successful completion of field trials will carriers place orders for commercial deployment across their networks over time.

  Our direct sales efforts are focused on the largest carriers. As of December 31, 2000, our sales and marketing organization consisted of 50 employees, of which 22 were located in our headquarters in North Billerica, Massachusetts, 17 were located in a total of 4 sales and support offices around the United States and 11 were located in sales and support offices in Europe and Asia.

  Our marketing objectives include building market awareness and acceptance of Avici and the Avici TSR as well as generating qualified customer leads. In addition to traditional marketing activities, we are working closely with standards bodies such as the Optical Internetworking Forum and IETF to promote the interoperation of our routers with optical equipment from other vendors.

  Our international sales are conducted through a direct sales force, systems integrators, distributors and a sales representative. We have regional partners in Japan, Korea, China and Southeast Asia. In addition, in order to further our international sales objectives, we will continue identifying and establishing relationships with additional country-specific distributors.

CUSTOMERS

     AT&T has deployed the TSR in its North American IP backbone network. The TSR has also been deployed by France Telecom R & D in the VTHD research network, by several agencies of the United States government and by the DARPA-funded National Transparent Optical Network. In addition, Enron Broadband Services, Qwest Communications and Williams Communications have agreed to future minimum purchases of the TSR. Deployment of the TSR is dependent upon the successful completion of field trials with these customers. The TSR is currently in trials and tests with additional prospective customers. During 2000, shipments to AT&T, Enron Broadband Services and Qwest Communications each accounted for greater than 10% of our net revenue and in the aggregate represented 71% of our net revenue in 2000.

CUSTOMER SERVICE AND SUPPORT

  We believe that a broad range of support services is critical to the successful installation and ongoing support of the TSR, the development of long-term relationships with customers and the generation of additional sales of the TSR to our customers. We are committed to providing our customers with the highest levels of service and support. As of December 31, 2000, we employed 32 people in our customer service and support organization. To complement our internal customer service organization, we have entered into global service and support arrangements for our products with third parties, including Dimension Data Holdings, plc and IBM.

RESEARCH AND DEVELOPMENT

  We have assembled a team of skilled engineers with significant experience in optics, hardware and software, and with particular strengths in the areas of high speed interconnect, scalable connection fabrics, ASIC development and Internet routing protocols. As of December 31 , 2000, we had 220 employees responsible for product design and development, quality assurance and documentation. We believe that strong product development capabilities are essential to our strategy of enhancing our core technology and developing additional applications in an effort to maintain the competitiveness of our product offerings. We have made, and will continue to make, a substantial investment in research and development. Research and development expenses were $54.1 million for the year ended December 31, 2000, $36.8 million for the year ended December 31, 1999 and $27.4 million for the year ended December 31, 1998.

COMPETITION

  The market for intelligent data networking equipment is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. This market historically has been dominated by Cisco Systems, which as a result of its early leadership position in the market has been able to develop and promote a broad product line of routers. We also compete with other established companies such as Juniper Networks. We may experience a reluctance by our prospective customers to replace or expand their current infrastructure solutions, which may be supplied by these competitors, with our products. In addition, these competitors have significantly broader product lines than we do and may bundle their products with other networking products in a manner that may discourage prospective customers from purchasing our TSR. In order to compete effectively, we must deliver a product that is superior in meeting the needs of carriers and:

  . scales easily and efficiently with minimum disruption to the network;

  . interoperates with existing network designs and equipment vendors;

  . provides extremely high network reliability;

  . provides high speed interfaces and high performance packet processing capabilities;

  . reduces complexity by decreasing the need for overlapping equipment;

  . provides effective network management; and

  . provides a cost-effective solution for our target customers.

  Many of our current and potential competitors have greater selling and marketing, technical, manufacturing, financial and other resources, more customers, greater market recognition and more established relationships and alliances in the industry. As a result, these competitors may be able to develop, enhance and expand their product offerings more quickly, adapt more swiftly to new or emerging technologies and changes in customer demands, devote greater resources to the marketing and sale of their offerings, pursue acquisitions and other opportunities more readily and adopt more aggressive pricing policies.

INTELLECTUAL PROPERTY

  Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent protection, copyrights, trademarks, trade secret laws, and contractual restrictions on disclosure and other methods to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently have 15 patent applications pending in the United States and related foreign patent applications pending and we cannot be certain that patents will be granted based on these or any other applications, or that, even if issued, the patents will adequately protect our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws, and we seek to limit disclosure of our intellectual property by requiring employees, consultants and any third-party with access to our proprietary information to execute confidentiality agreements with us.

  While we rely on patent, copyright, trade secret and trademark law to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology.

  Our success will depend upon our ability to obtain necessary intellectual property rights and protect our intellectual property rights. We cannot be certain that we will be able to obtain the necessary intellectual property rights or that other parties will not contest our intellectual property rights.

MANUFACTURING

  We outsource the manufacture and assembly of our products to contract manufacturers. We primarily use Celestica, Inc. and Sanmina Corporation, both of which provide comprehensive manufacturing services, including assembly, test and control and procurement of material, on our behalf. We design product tests that are conducted using our test equipment by the contract manufacturer. We believe that the outsourcing of our manufacturing will enable us to conserve the working capital that would be required to purchase capital equipment, will allow us to adjust manufacturing volumes to meet changes in demand and will enable us to more quickly deliver products.

EMPLOYEES

  As of December 31, 2000, we had a total of 365 employees, of which 220 were in research and development, 50 were in sales and marketing, 31 were in administration and finance, 32 were in manufacturing and operations and 32 were in customer service and support.

  Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical, sales and management personnel, for whom competition is intense. Our employees are not represented by any labor union. We believe our relations with our employees are good.

ITEM 2.   PROPERTIES

  Our headquarters are currently located in three leased facilities situated in the same office complex in North Billerica, Massachusetts, consisting of approximately 81,000, 51,000 and 18,000 square feet under leases that expire in October 2007, July 2004 and June 2005, respectively. We also lease sales office space in several locations in the United States and in Europe.

  The commercial real estate market in the Boston area is unpredictable in terms of available space, rental and occupancy rates and preferred locations. Although we expect our current space is adequate to support our targeted growth for the next twelve to eighteen months, we cannot be certain that additional space will be available when we require it, that it will be affordable or that it will be in a preferred location.

ITEM 3.  LEGAL PROCEEDINGS

  We are not currently a party to any material litigation. In the ordinary course of business, we may from time to time become involved in various lawsuits and claims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock has been traded on the Nasdaq National Market under the symbol "AVCI" since July 28, 2000. Prior to that time, there was no public market for our stock. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported on the Nasdaq National Market.

                                                                                              HIGH          LOW
                                                                                              ----          ---
Third Quarter (since July 28, 2000)....................................................       $174.50        $86.72
Fourth Quarter.........................................................................       $ 95.95        $16.25

     As of March 7, 2001, there were approximately 907 stockholders of record.

DIVIDEND POLICY

   We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business condition and such other factors as the board of directors may deem relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this report. The statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000 and 1999 are derived from our audited consolidated financial statements which are included elsewhere in this report. The statement of operations data for the year ended December 31, 1997 and the period from inception (November 12, 1996) through December 31, 1996 and the consolidated balance sheet data as of December 31, 1998, 1997 and 1996 are derived from our audited consolidated financial statements which are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.





                                                  PERIOD FROM
                                                   INCEPTION
                                              (NOVEMBER 12, 1996)                 YEAR ENDED DECEMBER 31,
                                                    THROUGH          --------------------------------------------------
                                               DECEMBER 31, 1996        1997       1998         1999          2000
                                               -----------------      --------   ----------   ----------   -----------
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Statement of Operations Data:
Gross revenue.................................  $               --   $           $            $            $    15,887
Common stock warrant discount.................                  --          --           --           --           817
                                                ------------------    --------   ----------   ----------   -----------
  Net revenue.................................                  --          --           --           --        15,070
Cost of revenue...............................                  --          --           --           --        11,157
                                                ------------------    --------   ----------   ----------   -----------
  Gross margin................................                  --          --           --           --         3,913
OPERATING EXPENSES:
  Research and development....................                  --       4,168       27,357       36,821        54,056
  Sales and marketing.........................                  --          --        1,630        5,601        12,717
  General and administrative..................                 123         858        2,010        3,041         4,770
  Stock-based compensation....................                  --         325           60        3,171        18,659
  Common stock warrant expense................                  --          --           --           --         2,400
  Purchased in-process research and
    development...............................                  --          --           --           --         4,000
                                                ------------------    --------   ----------   ----------   -----------
   Total operating expenses...................                 123       5,351       31,057       48,634        96,602
                                                ------------------    --------   ----------   ----------   -----------
Loss from operations..........................                (123)     (5,351)     (31,057)     (48,634)      (92,689)
Interest income...............................                  --         272        1,301        1,533         8,735
Interest expense..............................                  --     (    85)   (     362)        (689)         (733)
                                                ------------------    --------   ----------   ----------   -----------
Net loss  ....................................               $(123)   $ (5,164)  $  (30,118)  $  (47,790)  $   (84,687)
                                                ==================    ========   ==========   ==========   ===========
Basic and diluted net loss per share..........  $               --    $( 34.71)    $( 19.05)    $( 13.99)     $(  3.69)
                                                ==================    ========   ==========   ==========   ===========
Weighted average common basic and diluted
shares........................................                 --      148,785    1,581,038    3,416,534    22,938,383
                                                ==================    ========   ==========   ==========   ===========
Pro forma basic and diluted net loss per
 share (unaudited)............................                                                              $(    2.03)
                                                                                                           ===========

Pro forma weighted average common basic and
 diluted shares (unaudited)...................                                                              41,763,735
                                                                                                           ===========


Prior to the Company's initial public offering, weighted average common shares used in computing basic and diluted net loss per share exclude unvested shares of common stock subject to repurchase rights, as well as shares issuable upon conversion of redeemable convertible preferred stock. Weighted average common shares used in computing pro forma basic and diluted net loss per share includes the weighted average effect of the foregoing unvested restricted shares of common stock as well as shares issuable upon conversion of redeemable convertible preferred stock from the respective dates of issuance. Basic and diluted net loss per share are the same because all outstanding common stock options have been excluded, as they are considered antidilutive.

                                                               AS OF DECEMBER 31,
                                                -------------------------------------------------
                                                1996     1997       1998       1999        2000
                                                -----   -------   --------   --------    --------
                                                                ( IN THOUSANDS )
BALANCE SHEET DATA:
Cash, cash equivalents and investments........  $ 436   $ 6,870   $ 23,192   $ 47,917    $254,931
Working capital...............................    435     5,825     17,822     40,863     225,340
Total assets..................................    451     8,903     31,359     61,839     302,088
Long-term obligations, less current portion...     --     1,471      5,521      6,390       3,072
Redeemable convertible preferred stock........    500    11,017     55,098    123,441          --
Total stockholders' equity (deficit)..........    (65)   (4,917)   (35,080)   (79,746)    267,878

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes thereto included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including those discussed in "Factors That May Affect Future Results" included elsewhere herein.

OVERVIEW

     Avici Systems provides high-speed data networking equipment that enables telecommunications companies and Internet service providers to transmit high volumes of information across their fiber optic networks.

     Since our inception, we have incurred significant losses. As of December 31, 2000, we had an accumulated deficit of $168.3 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICs, and software, and system testing the Avici Terabit Switch Router product, or TSR. Revenue was first recognized during the first quarter of 2000. We have also built our administrative, marketing, sales, customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur significant operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. We expect to incur significant sales and marketing, research and development and general and administrative expenses as we expand our business and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

     The TSR became commercially available in the fourth quarter of 1999. We currently market the TSR to major carriers in North America through a direct sales force. We also market our products internationally through a direct sales force, systems integrators, distributors and a sales representative in Asia and a direct sales force in Europe. We currently provide product installation and customer field support through our internal customer service organization and third-party support organizations.

     We currently generate revenue from sales of our TSR, which is our only product. We recognize revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when these uncertainties are resolved. Amounts collected or billed prior to satisfying revenue recognition criteria are recorded as deferred revenue. We also generate revenue from support and maintenance as well as installation and service. We defer revenue from support and maintenance contracts and recognize it ratably over the period of the related agreements. We expect to recognize revenue from installation and other services as the work is performed. We record an estimate of warranty liability for parts and labor on our products at the time we recognize revenue.

     We expect that in the foreseeable future, substantially all of our revenues will continue to depend on sales of our TSR to current customers and a limited number of potential new customers. Generally, these customers are not contractually committed to purchase any minimum quantities of products from us. Enron Broadband Services and Williams Communications have agreed to future minimum purchases of the TSR and follow-on features totaling $45.0 million through the end of the second quarter 2002. Deployment of the TSR is dependent upon successful completion of field trials with these customers. Additionally, Qwest Communications has agreed to an undisclosed minimum purchase and is currently conducting a field trial. We recently entered into a three year procurement agreement with AT&T, which defines the terms and conditions under which AT&T may purchase equipment. The agreement contains no minimum purchase commitments. Although the TSR was deployed in AT&T's North American IP backbone network, there can be no assurance that deployment in AT&T's network will result in future orders. The TSR has also been deployed by France Telecom R&D in the VTHD research network, our first European customer, by several agencies of the United States government and by the DARPA-funded National Transparent Optical Network. The TSR is currently in trials and tests with additional prospective customers.

  We outsource our manufacturing operations to contract manufacturers that assemble and test our products in accordance with our specifications. Accordingly, a significant portion of our cost of revenue involves payment to these entities. Our cost of revenue also includes payments to LSI Logic, which develops several of our proprietary ASICs. These proprietary ASICs are very complex and LSI Logic is currently our sole source supplier for them. Our cost of revenue also includes overhead costs associated with our manufacturing, mainly material procurement. Warranty costs and inventory provisions will be expensed as cost of revenue.

  Research and development expenses consist primarily of salaries and related employee costs, prototype, equipment and materials costs and third-party costs and fees related to the development and prototyping of our proprietary technology, including our ASICs. We expense research and development costs as incurred. We expect our research and development expenses to increase in absolute dollars as we continue to invest in next generation products and features in response to customer demand.

  Sales and marketing expenses consist primarily of salaries and related employee costs, sales commissions, travel, public relations and other costs associated with marketing material and tradeshows. We expect that sales and marketing expenses will increase in absolute dollars in the future as we hire additional sales and marketing personnel, establish sales offices in new locations domestically and internationally and initiate additional marketing programs.

  General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel and professional fees. We expect that general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operation as a public company.

     In December 2000, in connection with the execution of a nonexclusive systems and services agreement, the Company issued a warrant to AT&T to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The agreement between the Company and AT&T provides AT&T with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is nonforfeitable, becomes fully exercisable in one year and has a term of five years. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the agreement. As of December 31, 2000, $816,666 has been amortized.

     During the years ended December 31, 1999 and 2000, the Company recorded non-cash deferred compensation charges of approximately $10,406,000 and $34,665,000, respectively. These amounts represent the aggregate difference between the deemed fair value of the Company's common stock and the exercise price of stock options and restricted stock granted and the selling price of stock sold. All stock options granted and stock sold prior to 1999 were at fair market value, as determined by the Board of Directors, and, therefore, did not result in deferred compensation. The deferred compensation will be recognized as an expense over the vesting period of the stock and stock options. During the years ended December 31, 1999 and 2000, the Company recorded approximately $2,977,000 and $17,381,000, respectively, of compensation expense. The Company expects to recognize compensation expense of approximately $13,502,000, $7,121,000, $3,261,000 and $830,000 during the years ended December 31, 2001,
2002, 2003 and 2004, respectively, based on stock and stock options issued prior to December 31, 2000.

RESULTS OF OPERATIONS

     FISCAL YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Net Revenue. Net revenue was $15.1 million for the year ended December 31, 2000. Revenue is recorded net of common stock warrant discount which totaled $816,666. The Company had no revenue in 1999 or 1998. During 2000, shipments to AT&T, Enron Broadband Services and Qwest Communications each accounted for greater than 10% of our net revenue and in the aggregate represented 71% of our net revenue in 2000.

     Cost of Revenue. Cost of revenue was $11.2 million for the year ended December 31, 2000. Cost of revenue includes the cost of manufacturing overhead. Cost of revenue as a percentage of net revenue was approximately 74% for the year ended December 31, 2000 reflecting the high cost of starting up production along with the lower margin mix between bays and modules. We anticipate cost of revenue as a percentage of net revenue to decrease as the future mix of product configurations change.

     Research and Development. Research and development expenses increased from $27.4 million in 1998 to $36.8 million in 1999 to $54.1 million in 2000. These increases were due mainly to increased salary and salary-related expenses of $2.1 million in 1999 and $11.1 million in 2000, increased material contract development costs associated with the development of the TSR of $5.1 million in 1999 and $1.3 million in 2000 and an increase in facilities and other related costs of $1.2 million in 1999 and $4.6 million in 2000.

     Sales and Marketing. Sales and marketing expenses increased from $1.6 million in 1998 to $5.6 million in 1999 to $12.7 million in 2000, due mainly to increased salary and salary-related expenses of $1.6 million in 1999 and $5.2 million in 2000, increased facilities and other related costs of $1.2 million in 1999 and $871,000 in 2000, increased marketing promotional costs of $392,000 in 1999, as well as an increase of $742,000 in travel-related expenses in 2000.

     General and Administrative. General and administrative expenses increased from $2.0 million in 1998 to $3.0 million in 1999 to $4.8 million in 2000 due mainly to increased salary and salary-related expenses of $382,000 in 1999 and $692,000 in 2000 and increased facilities, information systems and other expenses necessary to support our growing scale of operations of $648,000 in 1999 and $1.1 million in 2000.

     Stock-Based Compensation. Stock-based compensation expense increased from $60,000 in 1998 to $3.2 million in 1999 to $18.7 million in 2000 in connection with restricted stock and stock options granted during those periods at prices subsequently deemed to be below fair market value on the date of grant.

     Common Stock Warrant Expense. Common stock warrant expense represents the Black-Scholes value of a warrant issued to a potential customer. Common stock warrant expense was $2.4 million for the year ended December 31, 2000. The Company had no common stock warrant expense for the comparable periods of 1999 and 1998.

     Purchased In-Process Research and Development. The Company's in-process research and development ("IPR&D") is comprised of a single research and development project which is focused on certain aspects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to approximate $1.5 million. As of December 31, 2000, the project was estimated to be 19% complete and remaining research and development commitments were estimated to approximate $1.4 million.

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

  Interest Income. Interest income increased from $1.3 million in 1998 to $1.5 million in 1999 to $8.7 million in 2000. These increases were due to increases in cash balances available for investment.

  Interest Expense. Interest expense increased from $361,000 in 1998 to $689,000 in 1999 to $733,000 in 2000. These increases were due to increases in equipment financed through capital leases.

NET OPERATING LOSS AND TAX CREDIT CARRYFORWARDS

  We have not recorded a provision for income taxes because we have experienced net losses from our inception. As of December 31, 2000, we had net operating loss and tax credit carryforwards of approximately $159,292,000 and $6,278,000, respectively. Approximately $3,679,000 of the Company's net operating loss carryforwards relate to deductions associated with the Company's stock option plans, which will be benefited through stockholder's equity if realized. These carryforwards will expire at various dates through 2020, if not utilized. Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations contained in the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credits before utilization. Due to the uncertainty that exists regarding the recoverability of the associated deferred tax assets, a full valuation allowance has been recorded against these assets.

Liquidity and Capital Resources

     Since our inception, we have financed our operations through an initial public offering, private sales of equity securities, and, to a lesser extent, equipment lease financing. From inception through December 31, 2000, we raised approximately $410.3 million from these equity offerings. During the year ended December 31, 2000, we used $57.6 million in cash for operating activities, compared to $41.0 million used in the year ended December 31, 1999. The increase in cash usage resulted principally from the ongoing research and development costs of the TSR, including increased personnel and material costs. We expect to continue to invest heavily in research and development as we enhance the functionality of our TSR and develop new complementary products. We also will continue to increase our investment in capital assets as we expand our operations.

     At December 31, 2000, our primary sources of liquidity were $126.5 million in cash and cash equivalents and $128.5 million in investments. On July 27, 2000, the Company's amended registration statement for the initial public offering of 8,050,000 shares of its common stock, including the underwriters' overallotment option for 1,050,000 shares, became effective. The initial public offering price to the public of the common stock was $31.00 per share. The offering closed on August 2, 2000 and resulted in net proceeds to the Company of approximately $232.1 million, after deducting underwriting discounts and commissions and before deducting expenses payable by the Company. Additionally, on August 2, 2000 the Company completed a private placement for the issuance of 322,582 shares of its common stock concurrently with the close of its initial public offering at the initial public offering price of $31.00 per share, which resulted in proceeds to the Company of approximately $10.0 million. In April and May, 2000, the Company generated $44.5 million in a preferred stock financing.

     Purchases of property and equipment were $20.1 million for the year ended December 31, 2000 and $4.6 million for the year ended December 31, 1999, and consisted primarily of purchases of application software, test equipment and computer equipment, including workstations and servers to support our increased research and development activities. We financed $1.7 million during the year ended December 31, 2000 and $4.4 million for the year ended December 31, 1999 through capital lease arrangements. As of December 31, 2000, our future minimum lease payment obligations were $7.4 million under capital leases which require annual payments of $4.1 million in 2001, $2.5 million in 2002, $738,000 in 2003 and $46,000 in 2004. We expect capital expenditures to increase as we further expand our operations, enhance our information systems and as our employee base continues to grow. The timing and amount of future capital expenditures will depend primarily on our future growth. The Company expects that its capital expenditures will be approximately $35.0 million in 2001. In addition, our future minimum lease payment obligations under operating leases is $7,796,000 which require payments of $1,479,000 in 2001, $1,156,000 in 2002, 2003 and 2004,
$1,065,000 in 2005, $973,000 in 2006 and $811,000 in 2007.

     At December 31, 2000, we have a master lease agreement with a leasing company that is also a stockholder. The agreement expires in May 2001. The equipment leased under this agreement remains the property of the lender at the end of the term. However, due to the length of the contract terms, the leases are recorded as capital lease obligations. Leases under the agreement have various terms ranging from 36 to 48 months and accrue interest at various annual rates. As of December 31, 2000 $5.8 million was still available under this master lease agreement.

     We also borrowed $1.3 million during 1998 under a term-loan agreement with the same lender for software purchases. We are required to repay this loan in 30 monthly installments of approximately $49,000, including principal and interest. Repayment began in July 1999, with a final payment in the amount of $187,500 due at the end of the term. The effective annual interest rate of this loan is 17%.

     We expect that working capital and capital expenditure requirements will increase significantly as product sales increase, creating larger customer receivable balances, the need to build inventory in advance of shipment and the need for increased levels of test and management information systems equipment. We believe that our existing cash, cash equivalents and investments and available capital lease financing will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities will be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Recent Accounting Pronouncements

  In March 2000, the Financial Accounting Standards Board (FASB) issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." The interpretation clarifies the application of APB Opinion No. 25 in specified events, as defined. The interpretation is effective July 1, 2000. The adoption of this interpretation did not have any effect on the accompanying consolidated financial statements.

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." This bulletin summarizes certain views of the SEC on applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition policy complies with the guidelines in the bulletin. The adoption of SAB No. 101 did not have any effect on the accompanying consolidated financial statements.

  During 1998, 1999 and 2000, the FASB issued SFAS Nos. 133, 137 and 138, respectively, relating to the accounting for derivative instruments and hedging activities. The Company will adopt the provisions of these standards in 2001. The adoption of these standards is not expected to have a material effect on the Company's consolidated financial condition or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  We expect that substantially all of our revenues will be generated from a limited number of customers. Our revenues will not grow if our products are not selected for or do not successfully pass field trial tests.

     We currently have a limited number of customers. We expect that in the foreseeable future substantially all of our revenues will continue to depend on sales of our TSR to these customers and a limited number of potential new customers. Our sales cycle typically involves a lengthy sales consultation process followed by laboratory testing in which our product is evaluated against competing products. If our product is selected for field trials after laboratory testing, our product is then tested in an operational environment. Generally, our customers do not contractually commit to purchase any minimum quantities of products from us until we have successfully demonstrated specific performance criteria in these field trials. We cannot predict whether the TSR will successfully complete laboratory tests or field trials with particular customers or whether these customers will order and commercially deploy the TSR in meaningful volumes. The failure of current or prospective customers to purchase our product for any reason, including the failure to pass field trials, any determination not to install our product in their networks or any downturn in their business, would seriously harm our ability to build a successful business. Even if we are successful in promoting the adoption of our product, customers usually test, purchase and deploy competitive products for various segments of their networks. Accordingly, we will likely face additional competitive challenges in further penetrating customer accounts.

  THE TSR IS CURRENTLY OUR ONLY PRODUCT AND OUR FUTURE REVENUES DEPEND ON ENHANCEMENTS TO THE TSR AND THE COMMERCIAL SUCCESS OF THE TSR.

  Our future growth and our future revenue depend on the commercial success of our TSR, which is the only product that we currently offer. We have shipped our product to a limited number of current and prospective customers. These entities are currently using our product in their internal networks only except for AT&T, which has deployed our TSR in its North American IP backbone network. Our other customers have not yet fully deployed our product in large network environments and may not choose to do so. Even if these customers do fully deploy our product, it may not operate as expected. The failure of the product to operate as expected could delay or prevent its adoption. We must also continue to enhance the features and functionality of the TSR to meet customer requirements. In addition, the failure of these planned product enhancements to operate as expected could delay or prevent future sales of our TSR. If our target customers do not adopt, purchase and successfully deploy our TSR and our planned product enhancements, our revenues will not increase significantly.

  OUR FAILURE TO INCREASE OUR REVENUES WOULD PREVENT US FROM ACHIEVING AND MAINTAINING PROFITABILITY.

  We have incurred significant losses in each quarterly and annual period since inception and expect to continue to incur significant losses in the future. As of December 31, 2000, we had an accumulated deficit of $168.3 million. We began recognizing revenues during the year ended December 31, 2000. We cannot be certain that our revenues will increase or that we will generate sufficient revenues to achieve profitability. We plan to continue product development and to increase the number of our engineering, sales, marketing and administrative employees. These efforts will require significant expenditures, a substantial portion of which we will make long before any significant revenue related to these expenditures may be realized. In addition, our operating expenses are based largely on anticipated revenue trends and a significant portion of our expenses, such as personnel and real estate facilities costs, is fixed. As a result, we will need to generate significant revenues to achieve and maintain profitability. If we fail to achieve significant increases in our revenues, the size of our operating losses may be larger than expected. We may never achieve profitability or generate positive cash flows from operations. If we do achieve profitability or positive cash flows from operations in any period, we may not be able to sustain or increase profitability or positive cash flows on a quarterly or annual basis.

  WE RELY ON SINGLE OR LIMITED SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS. IF WE ARE UNABLE TO PURCHASE THESE COMPONENTS ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER OUR TSR TO OUR CUSTOMERS WITHIN THE TIMEFRAMES REQUIRED AND WE MAY EXPERIENCE ORDER CANCELLATIONS.

  We currently specify and purchase through our contract manufacturers several key components from single or limited sources. We have worked with LSI Logic for over three years to develop several of our key proprietary application specific integrated circuits, or ASICs, which are custom designed integrated circuits built to perform a specific function more rapidly than a general purpose microprocessor. These proprietary ASICs are very complex and LSI Logic is currently our sole source supplier for them. We do not have a long-term, fixed-price or minimum volume of supply agreement with LSI Logic. Our ASICs generally require a lead-time of 20 weeks. If required, we would likely be unable to develop an alternate source to LSI Logic in a timely manner, which could hurt our ability to deliver our TSR to our customers. We also purchase other critical components, including optical components, field programmable gate arrays and other ASICs, from sole or limited sources, and at times some of these components are subject to allocation. Although we believe that there are alternative sources for many of these components, in the event of a disruption in supply, we may not be able to develop an alternate source in a timely manner or at favorable prices.

  We typically specify and purchase through our contract manufacturers all of our components, including our ASICs, under purchase orders placed from time to time. We do not carry significant inventories of components and have no guaranteed supply arrangements with our vendors. If we are unable to purchase our critical components, or to provide for the production of our ASICs, at times and in volumes as our business requirements necessitate, we will not be able to manufacture and deliver our TSR to our customers in accordance with their volume and schedule requirements. If we are not able to satisfy the delivery requirements of our customers, they may reduce any future orders or eliminate our status as a vendor. Our reputation also would likely be harmed and, given the limited number of customers in our target market, we may not be able to replace any lost business with new customers. In addition, even if we are able to obtain these critical components in sufficient volume and on schedules that permit us to satisfy our delivery requirements, we have little control over their cost. Accordingly, the lack of alternative sources for these components may force us to pay higher prices. If we are unable to obtain these components from our current suppliers or others at economical prices, our margins would be adversely impacted unless we could raise the prices of our products in a commensurate manner. The existing competitive conditions may not permit us to do so, in which case we may suffer increasing losses or reduced profits.

 WE HAVE BEEN IN BUSINESS FOR A SHORT PERIOD OF TIME AND YOUR BASIS FOR EVALUATING US IS LIMITED.

  We were founded in November 1996 and our TSR became commercially available during the fourth quarter of 1999. Accordingly, we have limited meaningful historical financial data upon which to base projected revenues and planned operating expenses and upon which investors may evaluate us and our prospects. In addition, our limited operating history means that we have less insight into how technological and market trends may affect our business. The revenue and income potential of our business, and in particular the TSR, is unproven and the market that we are addressing is rapidly evolving. Our ability to sell our TSR depends on, among other things, the level of demand for intelligent high-speed routers. You should consider our business and prospects in light of the risks and difficulties frequently encountered by companies like ours in the early stages of development.

  THE LONG AND VARIABLE SALES CYCLE FOR OUR TSR MAY CAUSE REVENUES AND OPERATING RESULTS TO VARY UNEXPECTEDLY FROM QUARTER TO QUARTER, WHICH COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

  A customer's decision to purchase our TSR involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. As a result, our sales cycle is likely to be lengthy. Throughout the sales cycle, we spend considerable time and expense educating and providing information to prospective customers about the use and features of our TSR. Even after our customers make a decision to purchase, we believe that our customers will deploy our TSR slowly and deliberately. The timing of deployment can vary widely and depends on the skills of the customer, the size of the network deployment, the complexity of the customer's network environment and the degree of hardware and software configuration necessary. Customers with significant or complex networks usually expand their networks in large increments on a periodic basis. Accordingly, we expect to receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict these sales and deployment cycles. These long sales cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter.

  OUR COMPLEX PRODUCTS MAY HAVE ERRORS OR DEFECTS OR MAY NOT INTEROPERATE WITHIN THE NETWORKS OF OUR CUSTOMERS, WHICH COULD RESULT IN REDUCED DEMAND FOR OUR PRODUCTS OR COSTLY LITIGATION AGAINST US.

  Our TSR is complex and is designed to be deployed in large and complex networks with large volumes of traffic. Accordingly, our TSR can only be fully tested when completely deployed in these types of networks. To date, AT&T has deployed our product in its North American IP backbone network and other customers are using our product solely in test networks. Despite this deployment and internal testing, our customers may discover errors or defects in the hardware or the software, or the product may not operate as expected even after it has been fully deployed. In addition, many of our customers will require that our products be designed to interface with their existing networks, each of which may have different specifications and utilize multiple protocol standards. Our customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with many of the products within these networks as well as future products in order to meet the requirements of our customers. Because our products are critical to the networks of our customers, any significant interruption in their service as a result of defects in our product or the failure of our product to interoperate within our customers' networks could result in lost profits or damage to these customers. These problems could cause us to incur significant service and warranty costs, divert engineering personnel from product development efforts and significantly impair our ability to maintain existing customer relations and attract new customers. Although our contracts with our customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages, a court might not enforce a limitation on our liability, which could expose us to financial loss. In addition, a product liability claim, whether successful or not, would likely be time consuming and expensive to resolve and would divert management time and attention. Further, if we are unable to fix the errors or other problems that may be identified in full deployment, we would likely experience loss of or delay in revenues and loss of market share and our business and prospects would suffer.

  OUR FAILURE TO COMPETE EFFECTIVELY, PARTICULARLY AGAINST CISCO SYSTEMS, JUNIPER NETWORKS, AND OTHER ESTABLISHED PARTICIPANTS WITH GREATER FINANCIAL AND OTHER RESOURCES THAN OURS, COULD LIMIT OUR ABILITY TO INCREASE OUR MARKET SHARE.

  The competition in the network infrastructure equipment market is intense. This market historically has been dominated by Cisco Systems, although we also compete with other companies such as Juniper Networks. Our prospective customers may be reluctant to replace or expand their current infrastructure solutions, which may be supplied by one or more of these more established competitors, with our products. Further, many of our competitors have greater selling and marketing, technical, manufacturing, financial and other resources, more customers, greater market recognition and more established relationships and alliances in the industry. As a result, these competitors may be able to develop, enhance and expand their product offerings more quickly, adapt more swiftly to new or emerging technologies and changes in customer demands, devote greater resources to the marketing and sale of their offerings, pursue acquisitions and other opportunities more readily and adopt more aggressive pricing policies. In addition, established or emerging network equipment vendors may also focus on our target market, thereby further intensifying competition. In order to compete effectively with these competitors, we must demonstrate that our products are superior in meeting the needs of carriers and provide high levels of reliability, scalability and interoperability in a cost-effective manner.

  In addition, we believe that understanding the infrastructure requirements of telecommunications carriers and other service providers, experience in working with these providers to develop new services for their customers and an ability to provide vendor-sponsored financing are important competitive factors in our market. We have limited experience in working with telecommunications carriers and other service providers. In addition, we do not currently have the ability to provide vendor-sponsored financing and this may influence the purchasing decision of prospective customers, which may decide to purchase products from one of our competitors that offers such financing.

  If we are unable to compete successfully against our current and future competitors, we could experience order cancellations and price reductions. If this occurs, our revenues may not grow, our gross margins could decrease and we could experience additional losses.

  WE ARE LIKELY TO FACE DIFFICULTIES IN OBTAINING AND RETAINING CUSTOMERS IF WE DO NOT EXPAND OUR SALES ORGANIZATION AND OUR CUSTOMER SERVICE AND SUPPORT OPERATIONS.

  Our TSR requires a sophisticated sales effort targeted at a limited number of key individuals within our target customers' organizations. This effort requires specialized sales personnel and systems engineers. We continue to staff our direct sales force and plan to hire additional qualified sales personnel and systems engineers. The competition for these individuals is intense, and we might not be able to hire the type and number of sales personnel and systems engineers that we need to be successful. In addition, we believe that our future success, particularly in international markets, is dependent upon our ability to establish successful relationships with a variety of systems integrators and distribution partners. We have entered into agreements with only a small number of systems integrators and distribution partners. These systems integrators and distribution partners are not prohibited from selling products that compete with our TSR. We cannot be certain that we will be able to reach agreement with additional systems integrators and distribution partners on a timely basis or at all, or that our systems integrators and distribution partners will devote adequate resources to selling our product. If we are unable to expand our direct and indirect sales operations, we may not be able to increase market awareness or sales of our product, which may prevent us from achieving and maintaining profitability.

  The complexity of our products and the difficulty of installing them also require highly trained customer service and support personnel. We will need to increase our customer service and support organization to support a broader base of customers. Hiring customer service and support personnel is very competitive in our industry because there are a limited number of people available with the necessary technical skills and understanding of our market. In addition, once we hire these personnel, they may require extensive training in our product. If we are unable to expand our customer service and support organization and train them rapidly, or engage, manage and retrain third-party service and support organizations, we may not be able to increase sales of our product.

  WE DEPEND UPON CONTRACT MANUFACTURERS AND ANY DISRUPTION IN THESE RELATIONSHIPS MAY CAUSE US TO FAIL TO MEET THE DEMANDS OF OUR CUSTOMERS AND DAMAGE OUR CUSTOMER RELATIONSHIPS.

  We do not have internal manufacturing capabilities. We rely on a small number of contract manufacturers to manufacture our products in accordance with our specifications and to fill orders on a timely basis. These contract manufacturers procure material on our behalf and provide comprehensive manufacturing services, including assembly, test and control. We have historically been dependent on two contract manufacturers, Sanmina Corporation and Celestica, Inc. We may not be able to effectively manage our relationships with these contract manufacturers and they may not meet our future requirements for timely delivery and quality. If, as we expect, we experience increased demand for our TSR, the challenges we face in managing our relationships with these manufacturers will be increased. Each of our contract manufacturers also builds products for other companies, and we cannot be certain that they will always have sufficient quantities of inventory available to fill orders placed by our customers, or that they will allocate their internal resources to fill these orders on a timely basis. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming and could result in a significant interruption in the supply of our product. If we are required or choose to change one or both of our contract manufacturers, we may lose revenue and damage our customer relationships.

  IF WE FAIL TO ACCURATELY PREDICT OUR MANUFACTURING REQUIREMENTS, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS.

  Our contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. We generally provide forecasts of our demand to these manufacturers up to 12 months prior to scheduled delivery of product to our customers. If we overestimate our requirements, our manufacturers may have excess inventory, which would increase our costs. If we underestimate our requirements, our manufacturers may have an inadequate inventory, which could result in delays in delivery to our customers and recognition of revenue. In addition, the lead times for materials and components we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. For example, our ASICs have a lead time of up to 20 weeks. We also may experience shortages of other components from time to time, which also could delay the manufacturing of our products.

  THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS OF OPERATIONS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

  Our quarterly operating results are likely to vary significantly in the future based on a number of factors related to our industry, the markets for our products and how we manage our business. We have little or no control over many of these factors and any of these factors could cause the price of our common stock to fluctuate significantly. In addition to the risks discussed elsewhere in this section, the following may also adversely affect the trading price of our common stock:

 . fluctuations in the demand for high-speed routers, including our TSR;

 . the timing and size of customer orders for our products or cancellations of orders;

 . the timing of product acceptance by customers;

 . the timing and level of research and development and prototype expenses;

 . the distribution channels through which we sell our products; and

 . general economic conditions, as well as conditions specific to the telecommunications industry.

  We plan to significantly increase our operating expenses to fund greater levels of research and development, expand our sales and marketing operations, broaden our customer support capabilities and develop new distribution channels. We also plan to expand our general and administrative functions to address the increasing size and scope of our business. Our operating expenses are largely based on anticipated organizational growth and revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, if revenue for a particular quarter is below our expectations for any of the reasons set forth above, or for any other reason, we could not proportionately reduce operating expenses for that quarter. Accordingly, this revenue shortfall would have a disproportionate effect on our expected operating results for that quarter, which could result in significant variations in our operating results from quarter to quarter.

  Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. You should not rely on our results or growth for any single quarter as an indication of our future performance. It is likely that in some future quarters, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

  IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE AND WE WOULD PROBABLY BE UNABLE TO ATTRACT NEW CUSTOMERS.

  The market for high-speed router products is likely to be characterized by rapid technological change, evolving industry standards and frequent new product introductions. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete. Accordingly, we may be required to make significant and ongoing investments in future periods in order to remain competitive. The development of new products or technologies is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may be unable to respond quickly or cost-effectively to these developments, and we may not be able to obtain the necessary funds to develop or acquire new technologies or products needed to compete. We also cannot assure you that any products we do develop will gain market acceptance.

  In addition, in order to introduce products incorporating new technologies and new industry standards, we must be able to gain access to the latest technologies used by our customers, our suppliers and other network vendors. Any failure to gain access to the latest technologies could impair our ability to develop competitive products.

  CISCO'S LEADERSHIP POSITION IN OUR MARKET COULD CREATE TECHNICAL CHALLENGES TO OUR ABILITY TO SELL OUR PRODUCTS.

  In developing our products, we have made, and will continue to make, assumptions about the standards that may be adopted by our customers and competitors. If the standards adopted are different from those that we have chosen to support, market acceptance of our products would likely be significantly reduced and our business will be seriously harmed. Because Cisco maintains a leadership position in selling products that currently comprise the infrastructure of the Internet, Cisco may have the ability to establish de facto standards within the industry. Any actions by Cisco that diminish compliance by our products with industry or de facto standards or the ability of our products to interoperate with other Internet-related products would be damaging to our reputation and our ability to generate revenue.

  CUSTOMER REQUIREMENTS ARE LIKELY TO EVOLVE, AND WE WILL NOT RETAIN CUSTOMERS OR ATTRACT NEW CUSTOMERS IF WE DO NOT ANTICIPATE AND MEET SPECIFIC CUSTOMER REQUIREMENTS.

  Our future success will also depend upon our ability to develop and manage key customer relationships in order to introduce a variety of new products and product enhancements that address the increasingly sophisticated needs of our customers. Our current and prospective customers may require product features and capabilities that our TSR does not have. We must effectively anticipate and adapt to customer requirements and offer products that meet those demands in a timely manner. Our failure to develop products that satisfy customer requirements would seriously harm our ability to achieve market acceptance for our products. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. Material delays in introducing new products may cause customers to forego purchases of our products and purchase those of our competitors, which could seriously harm our business. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to effectively manage this transition would cause us to lose current and prospective customers.

  IF WE ARE UNABLE TO MANAGE OUR PLANNED EXPANSION EFFECTIVELY, WE MAY INCUR INCREASED COSTS AND PLACE TOO MANY DEMANDS UPON OUR MANAGEMENT TEAM.

  We have expanded our operations rapidly since our inception and we expect to continue to increase the size and scope of our operations, both domestically and internationally. Our growth has significantly increased our operating complexity and has required, and will continue to require, significant time commitments from our management team, thereby severely restricting their ability to manage our business. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and information systems, and to continue to expand, train and manage our work force. We may not be able to implement adequate control and reporting systems in an efficient and timely manner. We also expect that we will be required to manage multiple relationships with various customers and third parties. Further, the management of our operations in diverse locations may also complicate the task of managing our growth. Our failure to manage our expansion effectively could increase our costs, adversely affect our relations with customers and suppliers and adversely affect our revenues and operating margins.

  OUR ABILITY TO DEVELOP, MARKET AND SUPPORT PRODUCTS DEPENDS ON RETAINING OUR MANAGEMENT TEAM AND ATTRACTING AND RETAINING HIGHLY QUALIFIED INDIVIDUALS IN OUR INDUSTRY.

  Our future success depends on the continued services of our management team, which has significant experience with the data communications, telecommunications and Internet infrastructure markets, as well as relationships with many of the communications service providers and business partners that we currently or may in the future rely on in implementing our business plan. The loss of the services of our management team or any key executive could have a significant detrimental effect on our ability to execute our business strategy.

  Our future success also depends on our continuing ability to identify, hire, train, assimilate and retain large numbers of highly qualified engineering, sales, marketing, managerial and support personnel. The demand for qualified personnel is high and competition for their services is intense. The competition for qualified employees in our industry is particularly intense in the Boston, Massachusetts area where our principal operations are located. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, we have experienced difficulty in hiring qualified ASIC, software, systems and test and customer support engineers. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of and negatively impact our ability to sell our products.

  WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL EXPANSION THAT COULD IMPAIR OUR ABILITY TO GROW OUR REVENUES ABROAD.

  We intend to further expand our presence in international markets. We currently have eleven sales representatives and sales engineers in Europe and one in Asia. Our international sales are conducted through a direct sales force, systems integrators, distributors and a sales representative. We have regional partners in Japan, Korea, China and Southeast Asia. In addition to our direct sales force in Europe, we have established a partnership with Dimension Data, a leading systems integrator of carrier equipment, to provide support services. In order to further our international sales objectives, we intend to continue to identify and establish relationships with additional country-specific distributors. We will require significant management attention and financial resources to successfully develop our direct and indirect international sales and support channels.

  We have limited experience in marketing and distributing our TSR internationally and we expect that we will need to develop versions of our product that comply with local standards. We may not be able to develop international market demand for our TSR. In addition, our international operations will expose us to a number of risks that we do not have to address in our domestic operations, including:

 . greater difficulty in collecting accounts receivable and longer collection periods;

 . greater difficulty in enforcing agreements;

 . differences in technology standards;

 . difficulties and costs of staffing and managing foreign operations;

 . the impact of recessions in economies outside the United States;

 . unexpected changes in regulatory requirements;

 . certification requirements;

 . foreign currency exchange rate fluctuations;

 . reduced protection for intellectual property rights in some countries;

 . potentially adverse tax consequences; and

 . political and economic instability.

  We expect that our international sales will be generally denominated in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies would cause our products to become less competitive in international markets and could result in limited, if any, sales and profitability. To the extent that we denominate sales in foreign currencies or incur significant operating expenses denominated in local currencies, we will be exposed to increased risks of currency fluctuations.

  WE MAY EXPERIENCE DIFFICULTY IN IDENTIFYING, ACQUIRING AND INTEGRATING ACQUISITION CANDIDATES.

  We expect to supplement our internal growth by acquiring complementary businesses, technologies or product lines. We may not be able to identify and acquire suitable candidates on reasonable terms. We compete for acquisition candidates with other companies that have substantially greater financial, management and other resources than we do. If we do complete an acquisition, integrating newly acquired organizations and products and services is likely to be expensive, time consuming and a strain on our managerial resources. Acquisitions, in particular, multiple acquisitions over a short period of time, involve a number of risks that may result in our failure to achieve the desired benefits of the transaction.

  We may finance acquisitions by issuing shares of our common stock, which could dilute our existing stockholders. We may also use cash or incur additional debt to pay for these acquisitions. In addition, we may be required to expend substantial funds to develop acquired technologies. We may also be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which could adversely affect our operating results.

  OUR INTELLECTUAL PROPERTY PROTECTION MAY BE INADEQUATE TO PROTECT OUR PROPRIETARY RIGHTS, AND WE MAY BE SUBJECT TO INFRINGEMENT CLAIMS THAT COULD SUBJECT US TO SIGNIFICANT LIABILITY AND DIVERT THE TIME AND ATTENTION OF OUR MANAGEMENT.

  We regard our products and technology as proprietary. We attempt to protect them through a combination of patent protection, copyrights, trademarks, trade secret laws, contractual restrictions on disclosure and other methods. These methods may not be sufficient to protect our proprietary rights. We presently have 15 patent applications pending in the United States and related foreign patent applications pending and we cannot be certain that patents will be granted based on these or any other applications, or that, even if issued, the patents will adequately protect our technology. We also generally enter into confidentiality agreements with our employees, consultants and customers, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise misappropriate and use our products or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights to the same extent as do the laws of the United States, or to develop similar technology independently. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could harm our business.

  We also license technologies from third parties, some of which we license without indemnification from the licensor for infringement of third party intellectual property rights. We are continuing to develop and acquire additional intellectual property. Although we have not been involved in any litigation relating to our intellectual property, including intellectual property that we license from third parties, we expect that participants in our markets will be increasingly subject to infringement claims. Third parties may try to claim our products infringe their intellectual property. Any claim, whether meritorious or not, could be time consuming, result in costly litigation and/or require us to enter into royalty or licensing agreements. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In addition, any royalty or licensing agreements might not be available on terms acceptable to us or at all, in which case we would have to cease selling, incorporating or using the products that incorporate the challenged intellectual property and expend substantial amounts of resources to redesign our products. If we are forced to enter into unacceptable royalty or licensing agreements or to redesign our products, our business and prospects would suffer.

 WE ARE UNCERTAIN OF OUR ABILITY TO OBTAIN ADDITIONAL FINANCING FOR OUR FUTURE CAPITAL NEEDS.

  We expect our current cash, cash equivalents and investments will meet our working capital and capital expenditure needs for at least the next twelve months. We may need to raise additional funding at that time or earlier if we decide to undertake more rapid expansion, including acquisitions of complementary products or technologies, or if we increase our marketing and/or research and development efforts in order to respond to competitive pressures. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously harm our business.

  THE MARKET PRICE OF OUR COMMON STOCK MAY BE MATERIALLY ADVERSELY AFFECTED BY MARKET VOLATILITY.

  The price at which our common stock trades is highly volatile and fluctuates substantially. Given the limited amount of our product sales and our limited number of customers, the announcement of any significant customer developments, awards or losses or of any significant partnerships or acquisitions by us or our competitors could have a material adverse effect on our stock price. In addition, the stock market in general has, and technology companies in particular have, from time to time experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance or prospects of such companies.

  In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. Those companies, like us, that are involved in rapidly changing technology markets are particularly subject to this risk. We may be the target of litigation of this kind in the future. This securities litigation, if any, could result in substantial costs and divert management's attention and resources, which could cause serious harm to our business. We could also incur significant damages as a result of such litigation.

 THE MARKET PRICE OF OUR COMMON STOCK MIGHT DECLINE DUE TO FUTURE NON-CASH CHARGES TO EARNINGS.

  We have recorded and begun to amortize non-cash charges to earnings as a result of options and restricted stock granted prior to the closing of our initial public offering to employees and consultants at prices deemed to be below fair market value on the dates of grant. Our future operating results will reflect the continued amortization of those charges over the vesting period of the options and restricted stock. These charges will negatively impact future operating results. It is not possible to calculate the future impact with respect to consultant grants as the amount of these charges to earnings fluctuates with the price of our common stock and other factors. It is possible that some investors might consider this impact on operating results to be material, which could result in a decline in the price of our common stock. In addition, in 2000 we incurred non-cash charges relating to the issuance of common stock warrants to a customer. Approximately $9.0 million of the value of these warrants will be amortized against revenue over the next 11 quarters.

  OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD INHIBIT A TAKEOVER THAT STOCKHOLDERS MAY CONSIDER FAVORABLE.

  There are provisions of Delaware law and our charter and by-laws that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. If a change of control or change in management is delayed or prevented, the market price of our common stock could suffer.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about our market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE SENSITIVITY

     We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2000, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                          CARRYING
                                   VALUE AT DECEMBER 31,
                                            2000
                                   ----------------------
                                                       MATURING IN
                                    ----------------------------------------------
                                                  2001                2002                GRAND TOTAL
                                    -------------------------    ----------------       --------------
Cash and Cash Equivalents                 $126,455,226                $         -          $126,455,226
Weighted Average Interest Rate                    6.69%                         -                  6.69%
Investments                               $106,937,148                $21,538,936          $128,476,084
Weighted Average Interest Rate                    6.38%                      6.56%                 6.41%
  Total Portfolio                         $233,392,374                $21,538,936          $254,931,310
Weighted Average Interest Rate                    6.55%                      6.56%                 6.55%

Exchange Rate Sensitivity

     We operate primarily in the United States, and all sales to date have been made in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
Report of Independent Public Accountants..............................................................    28
Consolidated Balance Sheets...........................................................................    29
Consolidated Statements of Operations.................................................................    30
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity..    31
Consolidated Statements of Cash Flows.................................................................    32
Notes to Consolidated Financial Statements............................................................    33

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Avici Systems Inc.:

We have audited the accompanying consolidated balance sheets of Avici Systems Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avici Systems Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            Arthur Andersen LLP
Boston, Massachusetts
January 17, 2001

                                                                                          DECEMBER 31,
                                                                                  -----------------------------
ASSETS                                                                                    1999            2000
                                                                                  ------------   -------------
Current Assets:
 Cash and cash equivalents                                                        $ 34,242,471   $ 126,455,226
 Investments                                                                        13,674,979     106,937,148
 Inventories                                                                         3,632,518      14,978,760
 Trade accounts receivable                                                             598,800       6,340,587
 Prepaid expenses and other current assets                                             269,751       1,766,234
                                                                                  ------------   -------------

     Total current assets                                                           52,418,519     256,477,955
                                                                                  ------------   -------------

Property and Equipment, at cost:
 Equipment under capital lease                                                      10,774,032      14,121,692
 Computer equipment                                                                  2,236,936      10,113,729
 Test equipment                                                                              -       6,809,354
 Leasehold improvements                                                                732,180       2,153,819
 Furniture and fixtures                                                                 68,138         578,779
                                                                                  ------------   -------------

                                                                                    13,811,286      33,777,373

 Less--Accumulated depreciation and amortization                                     4,726,776       9,997,066
                                                                                  ------------   -------------

                                                                                     9,084,510      23,780,307
                                                                                  ------------   -------------

Other Assets:
 Investments                                                                                 -      21,538,936
 Restricted cash                                                                       188,000         290,875
 Other asset                                                                           100,000               -
 Deferred financing costs                                                               48,000               -
                                                                                  ------------   -------------

     Total other assets                                                                336,000      21,829,811
                                                                                  ------------   -------------

                                                                                  $ 61,839,029   $ 302,088,073
                                                                                  ============   =============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
 Current maturities of long-term obligations                                      $  2,968,490   $   4,259,308
 Accounts payable                                                                    5,833,367      13,708,404
 Accrued expenses                                                                    1,000,017       7,140,248
 Deferred revenue                                                                    1,753,400       6,030,460
                                                                                  ------------   -------------

     Total current liabilities                                                      11,555,274      31,138,420
                                                                                  ------------   -------------

Long-Term Obligations, less current maturities                                       6,390,264       3,071,556
                                                                                  ------------   -------------

Commitments (Note 5)

Redeemable Convertible Preferred Stock, $0.01 par value:
 Authorized--30,156,127 shares at December 31, 1999
 and no shares at December 31, 2000
 Issued and outstanding--29,881,127 shares at December 31, 1999
 and no shares at December 31, 2000                                               123,441,055               -
                                                                                  ------------   -------------

Warrants to Purchase Series B Redeemable Convertible Preferred Stock                   198,000               -
                                                                                  ------------   -------------

Stockholders' (Deficit) Equity:
 Preferred stock, $0.01 par value-
  Authorized--no shares at December 31, 1999 and
  5,000,000 shares at December 31, 2000
  Issued and outstanding--none                                                               -               -
 Common stock, $0.0001 par value-
  Authorized--50,000,000 shares at December 31, 1999 and
  250,000,000 shares at December 31, 2000
  Issued and outstanding--6,053,698 shares at December 31, 1999 and
  48,287,714 shares at December 31, 2000                                                   606           4,829
 Additional paid-in capital                                                         11,475,243     459,986,783
 Common stock warrants                                                                       -      12,398,000
 Subscriptions receivable                                                             (215,000)     (2,500,000)
 Deferred compensation and other consideration                                      (7,428,874)    (33,696,576)
 Accumulated deficit                                                               (83,577,539)   (168,314,939)
                                                                                  ------------   -------------

     Total stockholders' (deficit) equity                                          (79,745,564)    267,878,097
                                                                                  ------------   -------------

                                                                                  $ 61,839,029   $ 302,088,073
                                                                                  ============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                                                                        YEARS ENDED DECEMBER 31,
                                                                             ----------------------------------------------
                                                                                      1998            1999            2000
                                                                              ------------    ------------    ------------
Gross revenue                                                                $  -            $  -             $ 15,886,597

Common stock warrant discount                                                            -               -         816,666
                                                                              ------------    ------------    ------------

     Net revenue                                                                         -               -      15,069,931

Cost of Revenue                                                                          -               -      11,157,347
                                                                              ------------    ------------    ------------

     Gross margin                                                                        -               -       3,912,584
                                                                              ------------    ------------    ------------

Operating Expenses:
 Research and development(1)                                                    27,357,222      36,821,219      54,055,443
 Sales and marketing(1)                                                          1,630,133       5,601,384      12,717,199
 General and administrative(1)                                                   2,010,043       3,040,732       4,770,449
 Stock-based compensation                                                           60,062       3,170,549      18,659,175
 Common stock warrant expense                                                            -               -       2,400,000
 Purchased in-process research and development                                           -               -       4,000,000
                                                                              ------------    ------------    ------------

     Total operating expenses                                                   31,057,460      48,633,884      96,602,266
                                                                              ------------    ------------    ------------

     Loss from operations                                                      (31,057,460)    (48,633,884)    (92,689,682)

Interest Income                                                                  1,300,728       1,532,751       8,735,216

Interest Expense                                                                  (360,840)       (688,795)       (732,934)
                                                                              ------------    ------------    ------------

     Net loss                                                                 $(30,117,572)   $(47,789,928)   $(84,687,400)
                                                                              ============    ============    ============

Net Loss per Share:
 Basic and diluted                                                                 $(19.05)        $(13.99)         $(3.69)
                                                                              ============    ============    ============
 Pro forma basic and diluted (unaudited)                                                                            $(2.03)
                                                                                                              ============

Shares Used in Computing Net Loss per Share:
 Basic and diluted                                                               1,581,038       3,416,534      22,938,383
                                                                              ============    ============    ============
 Pro forma basic and diluted (unaudited)                                                                        41,763,735
                                                                                                              ============

(1)Excludes noncash, stock-based compensation, as follows:
  Research and development                                                    $     60,062    $  2,373,939    $ 12,372,846
  Sales and marketing                                                                    -         636,028       3,712,785
  General and administrative                                                             -         160,582       2,573,544
                                                                              ------------    ------------    ------------
                                                                              $     60,062    $  3,170,549    $ 18,659,175
                                                                              ============    ============    ============

      The accompanying notes are an integral part of these consolidated financial statements

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

     Consolidated Statements of Redeemable Convertible Preferred Stock and
                         Stockholders' (Deficit) Equity

                                          REDEEMABLE CONVERTIBLE
                                            PREFERRED STOCK                            COMMON STOCK
                                         ------------------------                   ----------------------     ADDITIONAL
                                          NUMBER OF    REDEMPTION      WARRANTS     NUMBER OF   $0.0001 PAR      PAID-IN
                                            SHARES       VALUE       OUTSTANDING     SHARES        VALUE         CAPITAL
                                          ----------   -----------   ------------    ---------   -----------    ---------

Balance, December 31, 1997                12,267,000 $  11,017,000     $ 198,000    5,668,750        $  567    $    423,396
 Sale of Series C Redeemable
 Convertible
  Preferred Stock, net of
  issuance costs of $57,671                4,500,000    21,135,000             -            -             -               -
 Sale of Series D Redeemable
  Convertible                              4,885,650    22,946,270             -            -             -               -
  Preferred Stock, net of
  issuance costs of $65,033
 Exercise of common stock options                  -             -             -        9,500             1             882
 Issuance of common stock options
  to a consultant                                  -             -             -            -             -          60,062
 Issuance of common stock
  to a consultant                                  -             -             -       26,000             3           7,997
 Issuance of restricted
  stock and related
  compensation expense                             -             -             -      334,800            33         186,768
 Repurchase of restricted stock                    -             -             -     (135,938)          (14)         (3,595)
 Net loss                                          -             -             -            -             -               -
                                         ----------- -------------   -----------   ----------        ------    ------------
Balance, December 31, 1998                21,652,650    55,098,270       198,000    5,903,112           590         675,510
 Sale of Series C Redeemable
  Convertible Preferred Stock,
  net of issuance costs of $17,855           500,000     4,000,000             -            -             -               -
 Sale of Series D Redeemable
  Convertible
  Preferred Stock,
  net of issuance costs of $19,344           542,850     4,342,800             -            -             -               -
 Sale of Series E Redeemable
  Convertible
  Preferred Stock, net of
  issuance costs of $169,528               7,185,627    59,999,985             -            -             -               -
 Deferred compensation related
  to stock options and stock grants                -             -             -            -             -      10,405,923
 Amortization of deferred compensation             -             -             -            -             -               -
 Exercise of common stock options                  -             -             -      158,739            16         111,017
 Issuance of common stock                          -             -             -       56,500             6         122,994
 Issuance of restricted stock                      -             -             -       10,000             1          39,999
 Repurchase of restricted stock                    -             -             -      (74,653)           (7)           (700)
 Expense related to grant of
  stock options to nonemployees                    -             -             -            -             -         120,500
 Net loss                                          -             -             -            -             -               -
                                         ----------- -------------   -----------   ----------        ------    ------------
Balance, December 31, 1999                29,881,127   123,441,055       198,000    6,053,698           606      11,475,243
 Sale of Series F Redeemable
  Convertible Preferred Stock,
  net of issuance costs of $50,000         2,969,769    44,546,535             -            -             -               -
 Deferred compensation related to
  stock options and stock grants                   -             -             -            -             -      34,665,160
 Amortization of deferred compensation             -             -             -            -             -               -
 Stock purchased by an officer                     -             -             -      100,000            10       2,499,990
 Issuance of common stock
  related to concurrent
  private placements                               -             -             -      322,582            32       9,999,989
 Issuance of common
  stock at initial public
  offering, net of issuance
  costs of $1,907,221                              -             -             -    8,050,000           805     230,173,474
 Exercise of common stock options                  -             -             -    1,085,904           109       2,012,689
 Payment of subscription receivable                -             -             -            -             -               -
 Issuance of common stock warrants                 -             -             -            -             -               -
 Amortization related to warrants                  -             -             -            -             -               -
 Issuance of restricted common stock               -             -             -        3,000             -          12,000
 Repurchase of restricted stock                    -             -             -     (178,366)          (18)       (114,450)
 Conversion of convertible preferred
  stock into common stock                (32,850,896) (167,987,590)            -   32,850,896         3,285     167,984,305
 Conversion of preferred stock
  warrants into common stock warrants              -             -      (198,000)           -             -               -
 Expense related to grant of stock
  options to nonemployees                          -             -             -            -             -       1,278,383
 Net loss                                          -             -             -            -             -               -
                                         ----------- -------------   -----------   ----------        ------    ------------
Balance, December 31, 2000                         - $  -            $  -          48,287,714        $4,829    $459,986,783
                                         =========== =============   ===========   ==========        ======    ============




                                                                                 DEFERRED                             TOTAL
                                               COMMON                          COMPENSATION                        STOCKHOLDERS'
                                                STOCK      SUBSCRIPTIONS         AND OTHER          ACCUMULATED      (DEFICIT)
                                               WARRANTS      RECEIVABLE        CONSIDERATION          DEFICIT          EQUITY
                                            -------------  ----------------  ------------------   ----------------   ---------

Balance, December 31, 1997                 $          -    $           -                   -      $  (5,340,608)   $ (4,916,645)
 Sale of Series C Redeemable
  Convertible Preferred Stock,
  net of issuance costs of $57,671                    -                -                   -            (57,671)        (57,671)
 Sale of Series D Redeemable
  Convertible Preferred Stock, net of
  issuance costs of $65,033                           -                -                   -            (65,033)        (65,033)
 Exercise of common stock options                     -                -                   -                  -             883
 Issuance of common stock options to a
  consultant                                          -                -                   -                  -          60,062
 Issuance of common stock to a
 consultant                                           -                -                   -                  -           8,000
 Issuance of restricted
  stock and related compensation
  expense                                             -         (175,000)                  -                  -          11,801
 Repurchase of restricted stock                       -                -                   -                  -          (3,609)
 Net loss                                             -                -                   -        (30,117,572)    (30,117,572)
                                           ------------      -----------        ------------      -------------    ------------
Balance, December 31, 1998                            -         (175,000)                  -        (35,580,884)    (35,079,784)
 Sale of Series C
  Redeemable Convertible Preferred
  Stock, net of issuance costs of
  $17,855                                             -                -                   -            (17,855)        (17,855)
 Sale of Series D Redeemable
  Convertible Preferred Stock,
  net of issuance costs of $19,344                    -                -                   -            (19,344)        (19,344)
 Sale of Series E Redeemable Convertible
  Preferred Stock, net of
  issuance costs of $169,528                          -                -                   -           (169,528)       (169,528)
 Deferred compensation related
  to stock options and stock grants                   -                -         (10,405,923)                 -               -
 Amortization of deferred compensation                -                -           2,977,049                  -       2,977,049
 Exercise of common stock options                     -                -                   -                  -         111,033
 Issuance of common stock                             -                -                   -                  -         123,000
 Issuance of restricted stock                         -          (40,000)                  -                  -               -
 Repurchase of restricted stock                       -                -                   -                  -            (707)
 Expense related to grant of
  stock options to nonemployees                       -                -                   -                  -         120,500
 Net loss                                             -                -                   -        (47,789,928)    (47,789,928)
                                           ------------      -----------        ------------      -------------    ------------
Balance, December 31, 1999                            -         (215,000)         (7,428,874)       (83,577,539)    (79,745,564)
 Sale of Series F Redeemable
  Convertible Preferred Stock,
  net of issuance costs of $50,000                    -                -                   -            (50,000)        (50,000)
 Deferred compensation related to
  stock options and stock grants                      -                -         (34,665,160)                 -               -
 Amortization of deferred compensation                -                -          17,380,792                  -      17,380,792
 Stock purchased by an officer                        -       (2,500,000)                  -                  -               -
 Issuance of common stock related
  to concurrent private placements                    -                -                   -                  -      10,000,021
 Issuance of common stock at
  initial public offering, net
  of issuance costs of $1,907,221                     -                -                   -                  -     230,174,279
 Exercise of common stock options                     -         (180,722)                  -                  -       1,832,076
 Payment of subscription receivable                   -          286,031                   -                  -         286,031
 Issuance of common stock warrants           12,200,000                -          (9,800,000)                 -       2,400,000
 Amortization related to warrants                     -                -             816,666                  -         816,666
 Issuance of restricted common stock                  -                -                   -                  -          12,000
 Repurchase of restricted stock                       -          109,691                   -                  -          (4,777)
 Conversion of convertible preferred
  stock into common stock                             -                -                   -                  -     167,987,590
 Conversion of preferred
  stock warrants into common
  stock warrants                                198,000                -                   -                  -         198,000
 Expense related to grant of
  stock options to
  nonemployees                                        -                -                   -                  -       1,278,383
 Net loss                                             -                -                   -        (84,687,400)    (84,687,400)
                                           ------------      -----------        ------------      -------------    ------------
Balance, December 31, 2000                  $12,398,000      $(2,500,000)       $(33,696,576)     $(168,314,939)   $267,878,097
                                           ============      ===========        ============      =============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                                   ----------------------------------------------
                                                                                        1998            1999            2000
                                                                                    ------------    ------------   -------------

Cash Flows from Operating Activities:
 Net loss                                                                           $(30,117,572)   $(47,789,928)  $ (84,687,400)
 Adjustments to reconcile net loss to net cash used in operating activities-
  Depreciation and amortization                                                        1,654,023       3,147,557       5,273,678
  Amortization of deferred financing costs                                                50,000          50,000          48,000
  Loss on disposal of property and equipment                                                   -               -         145,570
  Compensation expense associated with issuance of stock options to nonemployees          60,062         193,500       1,278,383
  Compensation expense associated with issuance of common stock warrants                       -               -       3,216,666
  Stock-based compensation                                                                     -       2,977,049      17,380,792
  Changes in current assets and liabilities-
   Inventories                                                                                 -      (3,632,518)    (11,346,242)
   Trade accounts receivable                                                                   -        (598,800)     (5,741,787)
   Prepaid expenses and other current assets and other assets                           (163,095)       (118,469)     (1,396,483)
   Restricted cash                                                                      (188,000)         40,000        (102,875)
   Accounts payable                                                                    2,813,495       2,613,688       7,875,037
   Accrued expenses                                                                      144,198         395,191       6,140,231
   Deferred revenue                                                                            -       1,753,400       4,277,060
                                                                                    ------------    ------------   -------------

     Net cash used in operating activities                                           (25,746,889)    (40,969,330)    (57,639,370)
                                                                                    ------------    ------------   -------------

Cash Flows from Investing Activities:
 Purchases of property and equipment                                                  (2,678,835)       (242,156)    (18,378,770)
 Proceeds from sale of equipment                                                          13,245               -               -
 Purchases of investments                                                                      -     (13,674,979)   (131,986,179)
 Sales of investments                                                                          -               -      17,185,074
                                                                                    ------------    ------------   -------------

     Net cash used in investing activities                                            (2,665,590)    (13,917,135)   (133,179,875)
                                                                                    ------------    ------------   -------------

Cash Flows from Financing Activities:
 Proceeds from sale of redeemable convertible preferred stock, net of issuance        43,958,566      68,136,058      44,496,535
  costs
 Proceeds from sales of common stock, net of issuance costs                                    -               -     240,174,300
 Proceeds from long-term obligations                                                   1,250,000               -               -
 Payments on long-term obligations                                                      (490,972)     (2,359,392)     (3,752,165)
 Payments on subscriptions receivable                                                          -               -         286,031
 Repurchase of restricted stock                                                           (3,609)           (707)         (4,777)
 Proceeds from exercise of stock options                                                  20,684         161,034       1,832,076
                                                                                    ------------    ------------   -------------

     Net cash provided by financing activities                                        44,734,669      65,936,993     283,032,000
                                                                                    ------------    ------------   -------------

Net Increase in Cash and Cash Equivalents                                             16,322,190      11,050,528      92,212,755

Cash and Cash Equivalents, beginning of year                                           6,869,753      23,191,943      34,242,471
                                                                                    ------------    ------------   -------------

Cash and Cash Equivalents, end of year                                              $ 23,191,943    $ 34,242,471   $ 126,455,226
                                                                                    ============    ============   =============

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for-
  Interest                                                                          $    310,840    $    638,795   $     692,590
                                                                                    ============    ============   =============

Supplemental Disclosure of Noncash Investing and Financing Activities (Notes
 4(c) and 4(g)):
 Equipment acquired under capital lease obligations                                 $  4,820,232    $  4,400,454   $   1,736,276
                                                                                    ============    ============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES
                               DECEMBER 31, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Avici Systems Inc. and subsidiaries (the Company) was incorporated in the State of Delaware on November 12, 1996 and was organized to design and develop high-speed data networking equipment for the carrier market. The Company's Terabit Switch Router product (TSR) is designed to cost-effectively provide high-speed/high-volume capacity, carrier-class reliability and in-service scalability, or the ability to incrementally add capacity to the network without disrupting network performance.

The Company is devoting significant efforts toward product research and development. As such, it is subject to a number of risks and challenges similar to other companies in a similar stage of development. These risks include, but are not limited to, dependence on few customers, dependence on key individuals, dependence on contract manufacturers and key suppliers of integral components, the need to develop and market commercially usable products, the ability to obtain adequate financing to support growth and product development and competition from substitute products and larger companies with greater financial, technical, management and marketing resources.

The Company incurred net losses of approximately $30,100,000, $47,800,000 and $84,700,000 for the years ended December 31, 1998, 1999 and 2000, respectively. At December 31, 2000, the Company had an accumulated deficit of approximately $168,300,000 and has funded those losses through the sale of redeemable convertible preferred stock, the proceeds from the sale of its common stock and the issuance of certain long-term obligations. The Company is dependent on the proceeds of these financings to meet its future working capital and research and development needs.

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in these notes to consolidated financial statements.

(A)  REVENUE RECOGNITION

   The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). The Company uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. Revenue from support and maintenance contracts is recognized ratably over the period of the related agreements. Revenue from installation and other services is recognized as the work is performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. This bulletin summarizes certain views of the SEC on applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policy complies with the guidelines in the bulletin. The adoption of SAB No. 101 did not have any effect on the accompanying consolidated financial statements.

   Warranty costs are estimated and recorded by the Company at the time of product revenue recognition.

(B) CASH AND CASH EQUIVALENTS AND INVESTMENTS

   The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its cash equivalents and investments as held-to-maturity and recorded them at amortized cost, which approximates market value. The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include money markets, certificates of deposit and commercial paper. As of December 31, 2000, investments consisted of the following:

                      AVICI SYSTEMS INC. AND SUBSIDIARIES
                               DECEMBER 31, 2000
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)




                                                     AVERAGE
                                                    REMAINING
            HELD TO MATURITY                        MATURITIES
              SECURITIES                              (DAYS)                         AMORTIZED COST
              ----------                              ------                         ---------------

         Commercial Paper                                  153                           $ 80,523,846
         U.S. Government Obligations                       303                             14,362,940
         Corporate Bonds                                   425                             33,589,298
                                                                                     ----------------
          Total:                                                                         $128,476,084
                                                                                     ================

  (C)  USE OF ESTIMATES
   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (D)  INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                  December 31,
                                            ---------------------------
                                                 1999            2000
                                             ----------     -----------

      Finished goods and work in             $1,922,876     $ 2,850,844
      process
      Raw materials                           1,709,642      12,127,916
                                             ----------     -----------

                                             $3,632,518     $14,978,760
                                             ==========     ===========

(e)  Depreciation and Amortization

   Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. The Company provides for depreciation and amortization on the straight-line basis and charges to operations amounts that allocate the cost of the assets over their estimated useful lives as follows:

            ASSET CLASSIFICATION           ESTIMATED
                                          USEFUL LIFE

      Equipment under capital lease      Life of lease
      Computer equipment                    3 years
      Test equipment                        3 years
      Leasehold improvements                3 years
      Furniture and fixtures                5 years

                      AVICI SYSTEMS INC. AND SUBSIDIARIES
                               DECEMBER 31, 2000
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



(F) CONCENTRATIONS OF CREDIT AND OTHER RISKS

   SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company's principal credit risk relates to its cash, cash equivalents, investments and accounts receivable. The Company invests its excess cash, cash equivalents and investments primarily in deposits with commercial banks and high-quality corporate securities. Three customers represented 71% of net revenue for the year ending December 31, 2000. As of December 31, 1999 and 2000, two and three customers, respectively, accounted for 100% and 90%, respectively, of trade accounts receivable. The Company generally does not require collateral for sales to customers. The Company has no off-balance sheet concentrations such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

   Certain key components used in the Company's products are procured from single or limited source suppliers, and the Company relies on single or limited contract manufacturers for the assembly of its products. The failure of a supplier, including a contract manufacturer, to deliver on schedule could delay or interrupt the Company's delivery of products and thereby adversely affect the Company's revenues and operating results.

(G) FAIR VALUE OF FINANCIAL INSTRUMENTS

   The Company's financial instruments mainly consist of cash and cash equivalents, investments, trade accounts receivable, subscriptions receivable, accounts payable and a term loan. The carrying amounts of these instruments approximate their fair value.

(H) RESEARCH AND DEVELOPMENT AND SOFTWARE-DEVELOPMENT COSTS

   The costs of the development of hardware products and enhancements to existing hardware products are expensed as incurred. The Company accounts for its software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Accordingly, the costs for the development of new software that are included in the hardware products and substantial enhancements to such existing software are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company determines technological feasibility has been established at the time at which a working model of the software has been completed. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

(I) NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

   Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss available for common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock options have been excluded, as they are considered antidilutive. Options to purchase a total of 1,682,850, 3,969,935 and 10,724,510 common shares have been excluded from the computations of diluted weighted average shares outstanding for the years ended December 31, 1998, 1999 and 2000, respectively. Shares of common stock issuable upon the conversion of outstanding shares of redeemable convertible preferred stock have also been excluded for all periods presented until such shares converted to common stock upon completion of the Company's initial public offering (see
   Note 4(b)).

   In accordance with the SEC SAB No. 98, Earnings per Share in an Initial Public Offering, the Company has determined that there were no nominal issuances of the Company's common stock prior to the Company's initial public offering.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES
                               DECEMBER 31, 2000
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



   The Company's historical capital structure is not indicative of its capital structure after its initial public offering due to the automatic conversion of all shares of redeemable convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering and the elimination of the Company's repurchase right related to restricted stock (see Note 4(g)). Accordingly, unaudited pro forma net loss per share data has been presented for the year ended December 31, 2000 assuming the conversion of all outstanding shares of redeemable convertible preferred stock into common stock and the elimination of the Company's repurchase right related to its restricted stock outstanding upon the closing of the Company's initial public offering using the if-converted method from the latter of January 1, 2000 or the respective date of issuance.

   The following table reconciles the weighted average common shares outstanding to the shares used in the computation of unaudited pro forma basic and diluted net loss per share:

                                                    YEAR ENDED
                                                    DECEMBER 31,
                                                      2000
                                                    ----------

      Weighted average common shares
      outstanding                                   22,938,383
        Add--Weighted average common shares
        issued upon the conversion of
        redeemable convertible preferred stock      17,699,247
        Add--Acceleration of vesting of
         restricted stock                            1,126,105
                                                    ----------
      Pro forma basic and diluted weighted
      average common shares outstanding             41,763,735
                                                    ==========



(j)  Comprehensive Income (Loss)

   SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances involving nonowner sources. The Company does not have any items of comprehensive income (loss) other than its reported net loss.

(K)  STOCK-BASED COMPENSATION

   The Company uses the intrinsic value-based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to account for all of its employee stock-based compensation plans and uses the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation to account for all nonemployee stock-based compensation.

   In March 2000, the Financial Accounting Standards Board (FASB) issued interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in specified events, as defined. The interpretation is effective July 1, 2000. The adoption of this interpretation did not have any effect on the accompanying consolidated financial statements.

(L) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

   SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES
                               DECEMBER 31, 2000
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


   To date, the Company has viewed its operations and manages its business as principally one operating segment, the telecommunications equipment industry.

(M)  DERIVATIVE INSTRUMENTS

   During 1998, 1999 and 2000, the FASB issued SFAS Nos. 133, 137 and 138, respectively, relating to the accounting for derivative instruments and hedging activities. The Company will adopt the provisions of these standards in 2001. The adoption of these standards is not expected to have a material effect on the Company's consolidated financial condition or results of operations.

(2)  LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

                                                 December 31,
                                           --------------------------------
                                              1999                 2000
                                            ----------           ----------

Capital leases                              $8,292,120           $6,773,653
Term loan                                    1,066,634              557,211
                                            ----------           ----------

                                             9,358,754            7,330,864

Less--Current amount                         2,968,490            4,259,308
                                            ----------           ----------

                                            $6,390,264           $3,071,556
                                            ==========           ==========

The Company has a master lease agreement with a lender who is also a preferred stockholder. This agreement provides for up to $12,000,000 of lease financing on certain types of equipment, as defined. On May 8, 2000, the Company amended its master lease agreement. The amendment provides for an increase in the lease financing available under the master lease agreement by $6,000,000. Leases under the agreement have various terms ranging from 36 to 48 months and accrue interest at annual effective rates between 8.03% and 9.23%. Equipment leased under this agreement remains the property of the lender at the end of the term; however, due to the length of the term, the leases are recorded as capital lease obligations. As of December 31, 2000, approximately $5,763,000 was still available under this master lease agreement.

The Company also has a term loan agreement with this lender, which provides for maximum borrowings of $1,250,000. The loan line was fully utilized to purchase software. Repayment of advances are due in 30 monthly installments of principal plus interest of approximately $49,000 per month beginning in July 1999, with a final payment of principal and interest in the amount of $187,500 at the end of the term. The effective annual interest rate under the term loan is 17%.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES
                               DECEMBER 31, 2000
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



Future minimum payments due under these agreements at December 31, 2000 are as follows:

                                                  TERM LOAN         CAPITAL LEASES

For the years ending,
 2001                                                   $557,211           $4,138,386
 2002                                                          -            2,475,840
 2003                                                          -              737,513
 2004                                                          -               46,380
                                             -------------------           ----------

    Total payments                                      $557,211            7,398,119
                                             ===================

Less--Amounts representing interest                                           624,466
                                                                           ----------

     Present value of future minimum lease                                 $6,773,653
      payments                                                             ==========

(3)  Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Deferred income tax expense or credits are based on changes in the asset or liability from period to period.

No provision for federal or state income taxes has been recorded, as the Company has incurred net operating losses since inception. As of December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes and tax credit carryforwards of approximately $159,292,000 and $6,278,000, respectively. Approximately $3,679,000 of the Company's net operating loss carryforwards relate to deductions associated with the Company's stock option plans, which will be benefited through stockholders' equity if realized. The net operating loss carryforwards expire through 2020, and are subject to review and possible adjustment by the Internal Revenue Service (IRS). The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership interest, as defined.

The approximate income tax effects of each type of temporary differences and carryforwards are as follows:

                                                         December 31,
                                                -----------------------------------
                                                     1999                  2000
                                                 ------------          ------------

Net operating loss carryforwards                 $ 24,314,000          $ 64,196,000
Research credit carryforwards                       4,230,000             6,278,000
Other                                               3,095,000             3,946,000
                                                 ------------          ------------

     Gross deferred tax assets                     31,639,000            74,420,000

Valuation allowance                               (31,639,000)          (74,420,000)
                                                 ------------          ------------

                                                 $  -                  $  -
                                                 ============          ============

Due to the uncertainty surrounding the realization of the deferred tax assets, the Company has provided a full valuation allowance against these amounts at December 31, 1999 and 2000.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES
                               DECEMBER 31, 2000
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)




(4)  STOCKHOLDERS' (DEFICIT) EQUITY

(A)  CAPITALIZATION

   As of December 31, 2000, the Company has authorized capital stock, which consists of 250,000,000 shares of common stock, $0.0001 par value per share and 5,000,000 shares of preferred stock, $0.01 par value per share that may be issued by the Board of Directors from time to time in one or more series without stockholder approval. As of December 31, 2000, the Company has 48,287,714 shares of common stock outstanding and no shares of preferred stock outstanding.

(B) INITIAL PUBLIC OFFERING AND CONCURRENT PRIVATE PLACEMENT

   On July 27, 2000, the Company's amended registration statement for the initial public offering of 8,050,000 shares of its common stock, including the underwriters' over-allotment option for 1,050,000 shares became effective. The initial public offering price to the public was $31.00 per share. The offering closed on August 2, 2000, and resulted in net proceeds to the Company of approximately $232.1 million after deducting underwriting discounts and commissions and before deducting expenses payable by the Company. As a result of the initial public offering, 32,850,896 shares of common stock were issued upon the conversion of all of the Company's redeemable convertible preferred stock. Additionally, on August 2, 2000, the Company completed a private placement for the issuance of 322,582 shares of its common stock concurrently with the close of its initial public offering at the initial public offering price of $31.00 per share, which resulted in proceeds to the Company of approximately $10.0 million.

(C) REDEEMABLE CONVERTIBLE PREFERRED STOCK

   In April 2000, the Company amended its certificate of incorporation to authorize 3,333,333 shares of Series F redeemable convertible preferred stock. Also, in April and May 2000, the Company sold 2,969,769 shares of Series F redeemable convertible preferred stock for which it received gross proceeds of approximately $44.5 million.

   The Company had a total of 32,850,896 shares of redeemable convertible preferred stock outstanding, comprised of Series A, Series B, Series C-1, Series C-2, Series C-3, Series D-1, Series D-2, Series D-3, Series E and Series F, upon the closing of the Company's initial public offering. All outstanding redeemable convertible preferred stock was automatically converted into 32,850,896 shares of common stock upon the closing of the initial public offering of the Company's common stock on August 2, 2000.

(D)  COMMON STOCK WARRANTS

   In connection with the term loan and master lease agreement discussed in Note 2, the Company issued two warrants to purchase an aggregate of 275,000 shares of Series B to the lender. The warrants, all of which are exercisable as of December 31, 2000, have an exercise price of $1.00 per share and expire August 2, 2003. The deemed fair market value of these warrants using the Black-Scholes option pricing model prescribed by SFAS No. 123 was recorded as deferred financing costs and is being amortized over the life of the loans as interest expense.

   In connection with the initial public offering, the warrants to purchase 275,000 shares of Series B redeemable convertible preferred stock automatically converted into warrants to purchase 275,000 shares of the Company's common stock. As of December 31, 2000, none of the warrants have been exercised.

   On August 2, 2000, the Company issued a warrant to a potential customer to purchase 100,000 shares of the Company's common stock at $31.00 per share. The warrant is nonforfeitable, becomes fully exercisable in one

                      AVICI SYSTEMS INC. AND SUBSIDIARIES
                               DECEMBER 31, 2000
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



   year and has a term of five years. The potential customer had not purchased any product from the Company nor was it obligated to purchase any product or service from the Company as a condition to granting of the warrant. Accordingly, the fair value of the warrant, which was calculated using the Black-Scholes valuation model to be $2.4 million, has been expensed in the accompanying consolidated statement of operations for the year ending December 31, 2000.

   In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is nonforfeitable, becomes fully exercisable in one year and has a term of five years. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement. As of December 31, 2000, $816,666 has been amortized.

(E) EQUITY-BASED COMPENSATION PLANS

   In June 1997, the Company adopted the 1997 Stock Incentive Plan, which provides for the issuance of up to 10,776,250 shares of common stock incentives. In April and May 2000, an additional 5,000,000 shares were authorized under the Plan by the Board of Directors, increasing the total authorized shares under the Plan to 15,776,250.

   In May 2000, the Board of Directors approved, subject to stockholder approval, the 2000 Stock Option and Incentive Plan (collectively, the 1997 Stock Incentive Plan and the 2000 Stock Option and Incentive Plan, the Plans). Stockholder approval was granted on June 28, 2000. The maximum number of shares with respect to which awards may be granted to any employee under the 2000 Stock Option and Incentive Plan shall not exceed 500,000 shares of common stock during any calendar year. In addition, any shares not yet issued under the 1997 Stock Incentive Plan on or before the date of the Company's initial public offering or shares subject to options outstanding on the date of the Company's initial public offering which have been forfeited or terminated will be available for issuance under the 2000 Stock Option and Incentive Plan.

   The Plans provide for the grant of stock-based awards to the Company's employees, officers, directors, consultants and advisors. Under the Plans, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, options not intended to qualify as incentive stock options, restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company.

   As of December 31, 2000, 1,255,520 shares were available for future grant.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES
                               DECEMBER 31, 2000
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



(F) OPTION GRANTS

    Option activity under the Plans is as follows:

                                                                                WEIGHTED
                                                                  RANGE OF       AVERAGE
                                                  NUMBER OF       EXERCISE      EXERCISE
                                                    SHARES         PRICES         PRICE
                                                 ------------  --------------  -----------

      Outstanding, December 31, 1998               1,682,850     $  0.01-2.00       $ 0.69
      Granted                                      2,572,850        2.00-4.00         3.15
      Exercised                                     (158,739)       0.10-3.00         0.70
      Forfeited                                     (127,026)       0.10-4.00         0.91
                                                  ----------     ------------       ------

      Outstanding, December 31, 1999               3,969,935        0.01-4.00         2.28
                 Granted                           8,020,150      4.00-133.00        20.61
                Exercised                         (1,085,904)      0.10-12.00         1.94
                Forfeited                           (379,671)     0.10-133.00        11.02
                                                  ----------     ------------       ------

      Outstanding, December 31, 2000              10,524,510     $0.10-133.00       $15.79
                                                  ==========     ============       ======

        Exercisable, December 31, 2000               951,984                        $ 6.94
                                                  ==========                        ======

   The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2000:

                                     OPTIONS OUTSTANDING
                                          WEIGHTED                               EXERCISABLE
                         --------------------------------------------   ----------------------------
                         NUMBER OF
                          SHARES
                        OUTSTANDING         AVERAGE            WEIGHTED                       WEIGHTED
                        AT DECEMBER         REMAINING          AVERAGE                        AVERAGE
          EXERCISE          31,            CONTRACTUAL         EXERCISE     NUMBER OF         EXERCISE
           PRICE           2000            LIFE (IN YEARS)      PRICE        SHARES           PRICE
           -----         -------          -----------------   --------       -------         ----------
        $   0.01-1.00         828,219            7.18           $ 0.64         350,163          $ 0.45
            2.00-3.00         699,366            8.14             2.31         110,357            2.03
           4.00-12.00       4,215,475            8.90             5.60         378,226            4.59
          15.00-19.81       3,316,750            9.79            18.08           9,070           15.00
          25.00-40.00         895,000            9.50            28.56          83,335           28.00
         88.38-133.00         569,700            9.67            96.31          20,833           96.75
                           ----------                           ------         -------          ------

                           10,524,510                           $15.79         951,984          $ 6.94
                           ==========                           ======         =======          ======

(g)  Restricted Stock Grants

   Prior to the closing of the Company's initial public offering, restricted stock grants were made to employees and entitled the participants to acquire shares of common stock subject to repurchase by the Company and/or certain other investors. Shares vested over a 48-month period. The Company was able to repurchase unvested shares at their original issuance cost. Vested shares were subject to the right of first refusal by the Company and certain other investors. Upon closing of the Company's initial public offering on August 2, 2000, the Company's rights under restricted stock grants terminated and employees became 100% vested.

   During 2000 the Company provided loans to a former officer and a former employee in the amount of $286,031, bearing interest at 6% and 6.5%, respectively, to fund their purchase of an aggregate of 164,865 shares of restricted stock and the exercise of stock options. The vesting of certain of these stock grants and options were accelerated in connection with the individuals' termination of employment. Payment of the loans

                      AVICI SYSTEMS INC. AND SUBSIDIARIES
                               DECEMBER 31, 2000
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


   was unconditional and the loans were partially secured by the personal assets of the individuals. As of December 31, 2000, all of the loan amounts and interest has been repaid. In connection with these transactions, compensation expense of $665,000 was recorded in the accompanying consolidated statement of operations for the year ending December 31, 2000.

   In fiscal 2000, the Company granted an officer the right to purchase 100,000 shares of restricted stock and, in connection with the purchase, loaned the individual $2,500,000. These shares vest over 12 months at a rate of 8.334% per month. The loan is non-interest-bearing with limited recourse to the individual and is secured by the restricted securities. The loan has a maturity of 10 years and is to be repaid from the proceeds of the sale of the related restricted securities, if such sale precedes the maturity date. The full amount of the loan is outstanding at December 31, 2000 and has been recorded as a subscription receivable within stockholders' equity in the accompanying consolidated balance sheet. As a result of the limited recourse on this note, the Company is treating this issuance similar to a stock option.

(h) 2000 Employee Stock Purchase Plan

   In May 2000, the Board of Directors approved, subject to stockholder approval, the 2000 Employee Stock Purchase Plan. Stockholder approval was granted on June 28, 2000. A total of 750,000 shares of common stock have been reserved for issuance under this plan. The 2000 Employee Stock Purchase Plan contains consecutive, overlapping, 24-month offering periods. Each offering period includes four consecutive six-month purchase periods. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period, whichever is lower, with the option price at the beginning of the first offering period equal to 85% of the initial public offering price. Participation is limited to 10% of the employees eligible compensation, not to exceed $25,000 per calendar year or amounts allowed by the Internal Revenue Code. On January 1 of each year, commencing with January 1, 2001, the aggregate number of shares of common stock available for purchase under the 2000 Employee Stock Purchase Plan will automatically increase by the number of shares necessary to cause the total number of shares then available for purchase to be 750,000 shares.

(I) 2000 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN

   In May 2000, the Board of Directors approved, subject to stockholder approval, the 2000 Nonemployee Director Stock Option Plan, or Director Plan. Stockholder approval was granted on June 28, 2000. A total of 400,000 shares of common stock have been authorized for issuance under the Director Plan.
   On January 1 of each year, commencing with January 1, 2001, the aggregate number of shares available for grant under the plan will automatically increase by the number of shares necessary to cause the total number of shares then available for grant to be 400,000 shares.

   The Director Plan is administered by the compensation committee. Under the Director Plan, each nonemployee director who becomes a member of the Board of Directors after the date of the initial public offering will be automatically granted on the date first elected to the Board of Directors an option to purchase 35,000 shares of common stock, which will vest in four equal installments over four years. In addition, provided that the director continues to serve as a member of the Board of Directors, each nonemployee director will be automatically granted on the date of each annual meeting of stockholders following his or her initial option grant date an option to purchase 15,000 shares of common stock, 5,000 shares of which will vest immediately and 10,000 shares of which will vest in four equal installments over four years. The Company granted a total of 200,000 options to its nonemployee directors at the time of the Company's initial public offering. Such options vest in four equal installments over four years.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES
                               DECEMBER 31, 2000
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



(J) ACCOUNTING FOR STOCK-BASED COMPENSATION

   During the years ended December 31, 1999 and 2000, the Company recorded non-cash deferred compensation charges of approximately $10,406,000 and $34,665,000, respectively. These amounts represent the aggregate difference between the deemed fair value of the Company's common stock and the exercise price of stock options and restricted stock granted and the selling price of stock sold. All stock options granted and stock sold prior to 1999 were at fair market value, as determined by the Board of Directors, and, therefore, did not result in deferred compensation. The deferred compensation will be recognized as an expense over the vesting period of the stock and stock options. During the years ended December 31, 1999 and 2000, the Company recorded approximately $2,977,000 and $17,381,000, respectively, of compensation expense. The Company expects to recognize compensation expense of approximately $13,502,000, $7,121,000, $3,261,000 and $830,000 during the years ended December 31, 2001, 2002, 2003 and 2004, respectively, based on stock and stock options issued prior to December 31, 2000.

   During 1998, 1999 and 2000, the Company issued options to consultants totaling 75,000, 60,000 and 14,000, respectively. Such options generally vest either immediately or over three years. The Company values these options using the Black-Scholes option pricing model. The Company recorded stock-based compensation expense of approximately $60,000, $194,000 and $1,278,000 for the years ended December 31, 1998, 1999 and 2000, respectively, related to these options. In accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Nonemployees For Acquiring, or in Conjunction with Selling, Goods or Services, the Company will record the fair value of these options as stock-based compensation expense over the period the services are provided. As of December 31, 2000, all of these options were 100% vested.

   SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the consolidated statement of operations or disclosed in the notes to the consolidated financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and will elect the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information.

   The Company has computed the pro forma disclosures required under SFAS No. 123 for stock and option grants during 1998, 1999 and 2000, using the Black-Scholes option pricing model prescribed by SFAS No. 123, using the following assumptions:

                                          1998             1999             2000
                                    ----------       ----------       ----------

      Risk-free interest rate        4.18-5.63%       4.91-6.19%       5.03-6.51%
      Expected dividend yield                -                -                -
           Expected lives            4.5 years        4.5 years        4.5 years
        Expected volatility                 80%              80%              80%
       Weighted average fair        $     0.18       $     2.08       $    13.34
      value of options granted

                      AVICI SYSTEMS INC. AND SUBSIDIARIES
                               DECEMBER 31, 2000
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


   If compensation cost had been determined for stock and option grants to employees based on the provisions of SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 1998, 1999 and 2000 would have increased to the pro forma amounts indicated below:

                                     1998             1999              2000
                             ------------     ------------      ------------

      Net loss-
          As reported        $(30,117,572)    $(47,789,928)     $(84,687,400)
           Pro forma          (30,192,119)     (48,455,849)      (96,058,270)

      Basic and diluted
      net loss per share-
          As reported        $     (19.05)    $     (13.99)     $      (3.69)
           Pro forma               (19.10)          (14.18)            (4.19)

   The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock and option grants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock and option grants.

(K)  INVESTOR RIGHTS AGREEMENT

   The holders of redeemable convertible preferred stock and certain common stockholders have entered into an agreement to provide for certain arrangements with respect to the registration of their shares. The agreement provides that 180 days after the Company's initial public offering, certain investors may require the Company to register certain shares.

(5)  COMMITMENTS

The Company has operating lease commitments for its facilities that expire in 2007. The approximate minimum future rent payments under these leases as of December 31, 2000, are as follows:

Years ending December 31,
 2001                                                           $1,479,000
 2002                                                            1,156,000
 2003                                                            1,156,000
 2004                                                            1,156,000
 2005                                                            1,065,000
 Thereafter                                                      1,784,000
                                                                ----------
     Total future minimum lease payments                        $7,796,000
                                                                ==========

Rent expense included in the accompanying consolidated statements of operations was approximately $337,000, $470,000 and $901,000 for the years ended December 31, 1998, 1999 and 2000, respectively. In connection with its leases, the Company had to provide letters of credit equal to approximately $291,000. The letters of credit are collateralized by cash of $291,000 and such amount of cash is recorded as restricted in the accompanying consolidated balance sheet as of December 31, 2000.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES
                               DECEMBER 31, 2000
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(6)  PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

The Company entered into a perpetual nonexclusive license agreement with an investor for the use of certain ideas, concepts and other intellectual property. As consideration for the license, the Company paid the strategic investor $4.0 million. The Company obtained an independent appraisal of this intellectual property to assist in the allocation of the $4.0 million license payment. Based on this appraisal, the Company expensed the license payment as the purchase of in-process research and development (IPR&D) in the accompanying consolidated statement of operations for the year ending December 31, 2000.

The IPR&D is comprised of a single research and development project focusing on certain effects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to approximate $1.5 million. As of December 31, 2000, the project was estimated to be 19% complete and remaining research and development commitments were estimated to approximate $1.4 million.

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

(7)  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan that provides for eligible employees to make contributions on a tax-deferred basis. All employees on the first day of the month following their date of employment are eligible to participate in the 401(k) Plan. Contributions are limited to 15% of their annual compensation, as defined, subject to certain IRS limitations. The Company may contribute to the Plan at its discretion. No employer contributions were made for all periods presented.

(8)  TECHNOLOGY ASSISTANCE AND DISTRIBUTION AGREEMENTS

The Company entered into a technology assistance agreement with a holder of redeemable convertible preferred stock for assistance with its product-development program. The Company initially agreed to pay the stockholder a total of $5,150,000 for the assistance. During 1998, the Company expanded the scope of the technology assistance agreement. Through 1999, the Company expensed as research and development approximately $9,902,000, all of which had been paid.

The Company also had a distribution agreement with this stockholder. The distribution agreement established guidelines as to how both companies will work together once the Company's product is commercialized.

In August 1999, the Company and this stockholder entered into a termination agreement. This agreement provides for the termination of the technology assistance agreement, the distribution agreement and a technology license agreement.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES
                               DECEMBER 31, 2000
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(9)  ACCRUED EXPENSES

Accrued expenses at December 31, 1999 and 2000 consists of the following:

                                                  December 31,
                                          --------------------------------
                                                1999                 2000
                                          ----------           ----------

Payroll and payroll-related               $  815,719           $3,338,423
Other                                        184,298            3,801,825
                                          ----------           ----------

                                          $1,000,017           $7,140,248
                                          ==========           ==========

(10) Selected Quarterly Financial Data (Unaudited)

CONSOLIDATED STATEMENT OF OPERATIONS DATA (IN THOUSANDS)

                                            MARCH 31,                JUNE 30,         SEPTEMBER 30,       DECEMBER 31, 2000
                                              2000                    2000              2000                   2000
                                              ----                    ----              -----                  ----

Net revenue                                   $    504            $  2,217                $  4,356              $  7,993
                                              ========            ========                ========              ========

Gross profit                                  $     75            $    418                $  1,219              $  2,201
                                              ========            ========                ========              ========

Net loss                                      $(16,680)           $(25,958)               $(23,644)             $(18,405)
                                              ========            ========                ========              ========

Basic and diluted net loss per                $  (3.68)           $  (5.11)               $  (0.70)             $  (0.38)
 share                                        ========            ========                ========              ========


                                            MARCH 31,                JUNE 30,         SEPTEMBER 30,       DECEMBER 31, 2000
                                              2000                    2000              2000                   2000
                                              ----                    ----              -----                  ----


Net revenue                                   $  -                $  -                  $  -                   $  -
                                              ========            ========                ========              ========

Gross profit                                  $  -                $  -                  $  -                   $  -
                                              ========            ========                ========              ========

Net loss                                      $(10,035)           $(10,420)               $(10,192)             $(17,143)
                                              ========            ========                ========              ========

Basic and diluted net loss per
 share                                        $  (3.61)           $  (3.24)               $  (2.80)             $  (4.25)
                                              ========            ========                ========              ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       The following documents are filed as a part of this Form 10-K:

     1. All Financial Statements. (see "Consolidated Financial Statements and Supplementary Data" at Item 8 and incorporated herein by reference).

  2. Financial Statement Schedules. (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto).

  3.    Exhibits
        --------

  The following exhibits are filed as part of and incorporated by reference into this Form 10-K:


EXHIBIT NUMBER                                 DESCRIPTION OF DOCUMENT
---------------                                ------------------------


            3.1  Fourth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
            3.2  Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.4 to our
                 Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
            4.1  Specimen certificate representing the Registrant's Common Stock (previously filed as
                 Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
          10.1*  1997 Stock Incentive Plan (previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
          10.2*  2000 Stock Option and Incentive Plan (previously filed as Exhibit 10.2 to our
                 Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
          10.3*  2000 Employee Stock Purchase Plan, as amended on December 20, 2000
          10.4*  2000 Non-Employee Director Stock Option Plan (previously filed as Exhibit 10.4 to our
                 Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
           10.5  Fifth Amended and Restated Investor Rights Agreement, by and among the registrant and the
                 Investors and Founders listed therein, dated as of April 24, 2000, as amended (previously filed as Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-37316),
                 which is incorporated herein by reference)
           10.6  Omnibus Agreement, dated August 26, 1999, between the Registrant and Nortel Networks Inc.
                 (previously filed as Exhibit 10.6 to our Registration Statement on Form S-1 (File No.
                 333-37316), which is incorporated herein by reference)
           10.7  Lease, dated June 2, 1998, between the Registrant and Y-CEE Investment Trust, as amended
                 (previously filed as Exhibit 10.7 to our Registration Statement on Form S-1 (File No.
                 333-37316), which is incorporated herein by reference)
           10.8  EMC Module Supply Agreement, dated May 1999, between the Registrant and Nortel Networks
                 Inc. (previously filed as Exhibit 10.8 to our Registration Statement on Form S-1 (File
                 No. 333-37316), which is incorporated herein by reference)
          10.9+  Procurement Agreement, dated May 17, 2000, between the Registrant and Williams
                 Communications, Inc. (previously filed as Exhibit 10.9 to our Registration Statement on
                 Form S-1 (File No. 333-37316), which is incorporated herein by reference),
         10.10*  Offer letter, dated December 1, 1998, from the registrant to Brian McCormack (previously filed as Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-37316),
                 which is incorporated herein by reference)
         10.11*  Offer letter, dated January 13, 2000, from the Registrant to Paul F. Brauneis (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-37316),
                 which is incorporated herein by reference)
          10.12  Lease, dated June 8, 2000, between the Registrant and Yvon Cormier, Trustee of Y-C
                 Investment Trust V (previously filed as Exhibit 10.12 to our Registration Statement on
                 Form S-1 (File No. 333-37316), which is incorporated herein by reference)
         10.13*  Offer letter, dated July 27, 2000 between the Registrant and Steven B. Kaufman
                 (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended
                 September 30, 2000 filed with the Commission on November 13, 2000, which is incorporated herein by reference)
          10.14  Lease, dated August 2, 2000, between the Registrant and Y-CEE Investment Trust
                 (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended
                 September 30, 2000 filed with the Commission on November 13, 2000, which is incorporated herein by reference)
           21.1  Subsidiaries of the Company
           23.1  Consent of Arthur Andersen LLP
           24.1  Power of Attorney (included as part of the signature page of this Report)

* Indicates a management contract or any compensatory plan, contract or arrangement

+ Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission

(b)  Reports on Form 8-K

We filed a current report on Form 8-K dated December 21, 2000 to report under
Item 5 the announcement of the execution of the procurement agreement with AT&T Corporation ("AT&T") and the issuance of a warrant to AT&T to purchase 850,000 shares of the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AVICI SYSTEMS INC.
Date: March 29, 2001

                              By:  /s/ Paul F. Brauneis
                                   --------------------
                                 Paul F. Brauneis
                                 Chief Financial Officer and Treasurer


                        POWER OF ATTORNEY AND SIGNATURES

     We, the undersigned officers and directors of Avici Systems Inc., hereby severally constitute and appoint Paul F. Brauneis, our true and lawful attorney, with full power to him, to sign for us in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and generally to do all things in our names and on our behalf in our capacities as officers and directors to enable Avici Systems Inc., to comply with the provisions of the Securities Act of 1933, as amended, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report and all amendments thereto.

     Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated.

            SIGNATURE                                     TITLE

/s/ Surya R. Panditi               Chief Executive Officer, Co-Chairman and Director      Date: March 29, 2001
---------------------------------  (principal executive officer)
Surya R. Panditi

/s/ Steven B. Kaufman              President, Chief Operating Officer and Director        Date: March 29, 2001
---------------------------------
Steven B. Kaufman

/s/ Paul F. Brauneis               Chief Financial Officer, Treasurer and Secretary       Date: March 29, 2001
---------------------------------  (principal financial officer and principal
Paul F. Brauneis                   accounting officer)


/s/ James R. Swartz                Co-Chairman and Director                               Date: March 29, 2001
---------------------------------
James R. Swartz

/s/ Stephen M. Diamond             Director                                               Date: March 29, 2001
---------------------------------
Stephen M. Diamond

/s/ Catherine M. Hapka             Director                                               Date: March 29, 2001
---------------------------------
Catherine M. Hapka

/s/ Richard T. Liebhaber           Director                                               Date: March 29, 2001
---------------------------------
Richard T. Liebhaber

/s/ James Mongiello                Director                                               Date: March 29, 2001
---------------------------------
James Mongiello

/s/ Henry Zannini                  Director                                               Date: March 29, 2001
---------------------------------
Henry Zannini

                                 EXHIBIT INDEX

EXHIBIT NUMBER                                   DESCRIPTION OF DOCUMENT
---------------                                  -----------------------


            3.1  Fourth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
            3.2  Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.4 to our
                 Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
            4.1  Specimen certificate representing the Registrant's Common Stock (previously filed as
                 Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
          10.1*  1997 Stock Incentive Plan (previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
          10.2*  2000 Stock Option and Incentive Plan (previously filed as Exhibit 10.2 to our
                 Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
          10.3*  2000 Employee Stock Purchase Plan, as amended on December 20, 2000
          10.4*  2000 Non-Employee Director Stock Option Plan (previously filed as Exhibit 10.4 to our
                 Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
           10.5  Fifth Amended and Restated Investor Rights Agreement, by and among the registrant and the
                 Investors and Founders listed therein, dated as of April 24, 2000, as amended (previously filed as Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-37316),
                 which is incorporated herein by reference)
           10.6  Omnibus Agreement, dated August 26, 1999, between the Registrant and Nortel Networks Inc.
                 (previously filed as Exhibit 10.6 to our Registration Statement on Form S-1 (File No.
                 333-37316), which is incorporated herein by reference)
           10.7  Lease, dated June 2, 1998, between the Registrant and Y-CEE Investment Trust, as amended
                 (previously filed as Exhibit 10.7 to our Registration Statement on Form S-1 (File No.
                 333-37316), which is incorporated herein by reference)
           10.8  EMC Module Supply Agreement, dated May 1999, between the Registrant and Nortel Networks
                 Inc. (previously filed as Exhibit 10.8 to our Registration Statement on Form S-1 (File
                 No. 333-37316), which is incorporated herein by reference)
          10.9+  Procurement Agreement, dated May 17, 2000, between the Registrant and Williams
                 Communications, Inc. (previously filed as Exhibit 10.9 to our Registration Statement on
                 Form S-1 (File No. 333-37316), which is incorporated herein by reference),
         10.10*  Offer letter, dated December 1, 1998, from the registrant to Brian McCormack (previously filed as Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-37316),
                 which is incorporated herein by reference)
         10.11*  Offer letter, dated January 13, 2000, from the Registrant to Paul F. Brauneis (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-37316),
                 which is incorporated herein by reference)
          10.12  Lease, dated June 8, 2000, between the Registrant and Yvon Cormier, Trustee of Y-C
                 Investment Trust V (previously filed as Exhibit 10.12 to our Registration Statement on
                 Form S-1 (File No. 333-37316), which is incorporated herein by reference)
         10.13*  Offer letter, dated July 27, 2000 between the Registrant and Steven B. Kaufman
                 (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended
                 September 30, 2000 filed with the Commission on November 13, 2000, which is incorporated herein by reference)
          10.14  Lease, dated August 2, 2000, between the Registrant and Y-CEE Investment Trust
                 (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended
                 September 30, 2000 filed with the Commission on November 13, 2000, which is incorporated herein by reference)
           21.1  Subsidiaries of the Company
           23.1  Consent of Arthur Andersen LLP
           24.1  Power of Attorney (included as part of the signature page of this Report)

* Indicates a management contract or any compensatory plan, contract or arrangement

+ Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission