Form 10-Q
period 2001-03-31
AVICI SYSTEMS INC
filed 2001-05-11
CIK 1094895

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

For the quarterly period ended        March 31, 2001
                               ------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to _________________



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

Yes X           No
    ------         -------

     The registrant has been subject to such filing requirement since July 27, 2000.

     At May 4, 2001, 49,140,115 shares of the registrant's Common Stock, par value $0.0001 per share, were outstanding.

                               AVICI SYSTEMS INC.

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I.     FINANCIAL INFORMATION

   ITEM 1.  Financial Statements:

              Consolidated Balance Sheets as of March 31, 2001 (unaudited)
               and December 31, 2000...........................................................    3

              Consolidated Statements of Operations (unaudited) for the three months
               ended March 31, 2001 and 2000...................................................    4

              Consolidated Statements of Cash Flows (unaudited) for the three months
               ended March 31, 2001 and 2000...................................................    5

              Notes to Consolidated Financial Statements (unaudited)...........................    6

   ITEM 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................................    9

   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........................   12

PART II.     OTHER INFORMATION

   ITEM 1.   Legal Proceedings.................................................................   13

   ITEM 2.   Changes in Securities and Use of Proceeds.........................................    *

   ITEM 3.   Defaults Upon Senior Securities...................................................    *

   ITEM 4.   Submission of Matters to a Vote of Security Holders...............................    *

   ITEM 5.   Other Information.................................................................    *

   ITEM 6.   Exhibits and Reports on Form 8-K..................................................   13

SIGNATURE......................................................................................   14


*No information provided due to inapplicability of item.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                               AVICI SYSTEMS INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                         March 31,     December 31,
                                                                                            2001        2000 (1)
                                                                                         ---------     ----------
                                                                                        (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                               $ 187,972      $ 233,392
 Inventories                                                                                17,051         14,979
 Trade accounts receivable                                                                  22,720          6,341
 Prepaid expenses and other current assets                                                   3,560          1,766
                                                                                         ---------      ---------
     Total current assets                                                                  231,303        256,478

Property and equipment, net                                                                 36,267         23,780
Long-term investments                                                                       26,328         21,539
Other assets                                                                                   291            291
                                                                                         ---------      ---------
Total assets                                                                             $ 294,189      $ 302,088
                                                                                         =========      =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term obligations                                             $   4,455      $   4,259
 Accounts payable                                                                           11,075         13,708
 Deferred revenue                                                                           13,015          6,031
 Accrued expenses                                                                            6,900          7,140
                                                                                         ---------      ---------
     Total current liabilities                                                              35,445         31,138
                                                                                         ---------      ---------

Long-term obligations, less current maturities                                               1,813          3,071
                                                                                         ---------      ---------
Commitments

Stockholders' equity:
 Preferred stock, $0.01 par value:
   Authorized - 5,000,000 shares
   Issued and outstanding - none                                                                --             --
 Common stock, $0.0001 par value:
   Authorized - 250,000,000 shares
   Issued and outstanding - 48,948,471 shares at
   March 31, 2001 and 48,287,714,shares at
   December 31, 2000                                                                             5              5
 Additional paid-in capital                                                                461,065        459,987
 Common stock warrants                                                                      12,200         12,398
 Subscription receivable                                                                    (2,500)        (2,500)
 Deferred compensation and other consideration                                             (28,375)       (33,697)
 Accumulated deficit                                                                      (185,464)      (168,314)
                                                                                         ---------      ---------
     Total stockholders' equity                                                            256,931        267,879
                                                                                         ---------      ---------
Total liabilities and stockholders' equity                                               $ 294,189      $ 302,088
                                                                                         =========      =========


(1) The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                               AVICI SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (unaudited)




                                                                                                      Three months ended
                                                                                                           March 31,
                                                                                             --------------------------------------
                                                                                                 2001                       2000
                                                                                             -----------                -----------
Gross revenue                                                                                $    15,711                $       504
Common stock warrant discount                                                                       (817)                         0
                                                                                             -----------                -----------
   Net revenue                                                                                    14,894                        504
Cost of revenue                                                                                    8,976                        429
                                                                                             -----------                -----------
      Gross margin                                                                                 5,918                         75
                                                                                             -----------                -----------

Operating expenses:
      Research and development (1)                                                                15,108                     11,335
      Sales and marketing (1)                                                                      5,047                      1,748
      General and administrative (1)                                                               2,308                        757
      Stock-based compensation                                                                     4,505                      3,192
                                                                                             -----------                -----------
            Total operating expenses                                                              26,968                     17,032
                                                                                             -----------                -----------
Loss from operations                                                                             (21,050)                   (16,957)

Interest income, net                                                                               3,900                        277
                                                                                             -----------                -----------
    Net loss                                                                                 $   (17,150)               $   (16,680)
                                                                                             ===========                ===========
Net loss per share:
  Basic and diluted
                                                                                                  $(0.35)                    $(3.68)
                                                                                             ===========                ===========
  Pro forma basic and diluted                                                                                                $(0.46)
                                                                                                                        ===========
Weighted average common shares used in computing
  net loss per share:

  Basic and diluted                                                                           48,718,040                  4,536,051
                                                                                             ===========                ===========
  Pro forma basic and diluted                                                                                            35,895,487
                                                                                                                        ===========



(1) Excludes noncash, stock-based compensation, as follows:

         Research and development                                                            $     2,899                $     2,384
         Sales and marketing                                                                       1,165                        430
         General and administrative                                                                  441                        378
                                                                                             -----------                -----------
                                                                                             $     4,505                $     3,192
                                                                                             ===========                ===========


                            See accompanying notes.

                               Avici Systems Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)


                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                      --------------------------------
                                                                                         2001                   2000
                                                                                       --------              ---------
Cash Flows from Operating Activities:
 Net loss                                                                              $(17,150)              $(16,680)
 Adjustments to reconcile net loss to net cash used in operating activities -
  Depreciation and amortization                                                           3,280                    992
  Amortization of deferred financing costs                                                   --                     13
  Common stock warrant discount                                                             817                     --
  Compensation expense associated with issuance of stock options to                       4,505                  3,192
   employees and consultants
  Changes in current assets and liabilities:
   Inventories                                                                           (2,072)                (3,627)
   Trade accounts receivable                                                            (16,378)                   390
   Prepaid expenses and other current assets                                             (1,794)                  (539)
   Accounts payable                                                                      (2,633)                (1,201)
   Accrued expenses                                                                        (240)                   567
   Deferred revenue                                                                       6,984                  2,109
                                                                                       --------               --------

     Cash used in operating activities                                                  (24,681)               (14,784)
                                                                                       --------               --------

Cash Flows from Investing Activities:
 Purchases of property and equipment                                                    (15,767)                  (603)
 Purchases of investments                                                                (4,789)                    --
 Sales of investments                                                                        --                  5,975
                                                                                       --------               --------

     Cash (used in) provided by investing activities                                    (20,556)                 5,372
                                                                                       --------               --------

Cash Flows from Financing Activities:
 Proceeds from exercise of stock options                                                    880                    130
 Repurchase of restricted stock                                                              --                     (5)
 Payments on long-term obligations                                                       (1,063)                  (872)
                                                                                       --------               --------

     Cash used in financing activities                                                     (183)                  (747)
                                                                                       --------               --------

Decrease in Cash and Cash Equivalents                                                   (45,420)               (10,159)

Cash and Cash Equivalents, beginning of period                                          233,392                 34,242
                                                                                       --------               --------

Cash and Cash Equivalents, end of period                                               $187,972               $ 24,083
                                                                                       ========               ========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                                             $    151               $    184
                                                                                       ========               ========
Supplemental Disclosure of Noncash Investing and Financing Activities:
 Equipment acquired under capital lease obligations                                    $     --               $     28
                                                                                       ========               ========


                            See accompanying notes.

                               AVICI SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and includes the accounts of Avici Systems Inc. and subsidiaries (the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2001 and December 31, 2000 and the operating results and cash flows for the three month periods ended March 31, 2001 and 2000. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2000, which appear in the Company's annual report on Form 10-K. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

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

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable, and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). The Company uses the residual value method when VSOE does not exist for one of the delivered elements in an arrangement. Revenue from support and maintenance contracts is recognized ratably over the period of the related agreements. Revenue from installation and other services is recognized as the work is performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. This bulletin summarizes certain views of the Staff on applying generally accepted accounting principals to revenue recognition in financial statements. The Company believes that its current revenue recognition policy complies with the guidelines in the bulletin. The adoption of SAB No. 101 did not have any effect on the accompanying consolidated financial statements.

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

(c) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following: (In Thousands)


                                                                     March 31,               December 31,
                                                                       2001                     2000
                                                                    ----------               ------------
                                                                    (unaudited)

Finished goods and work in progress                                   $ 5,376                  $ 2,851
Raw materials                                                          11,675                   12,128
                                                                      -------                  -------
                                                                      $17,051                  $14,979
                                                                      =======                  =======

(d) Net Loss per Share and Pro Forma Net Loss per Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss available for common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock options have been excluded, as they are considered antidilutive. Shares of common stock issuable upon the conversion of outstanding shares of redeemable convertible preferred stock, which occurred on August 2, 2000, the date of the closing of the Company's initial public offering, have also been excluded.

Pro forma basic and diluted net loss per share is presented for the three month period ended March 31, 2000 assuming the conversion of all outstanding shares of redeemable convertible preferred stock into common stock and the elimination of the Company's repurchase right related to its restricted stock outstanding upon the closing of the Company's initial public offering using the if-converted method from the respective dates of issuance.

In accordance with SEC Staff Accounting Bulletin No. 98, Earnings per Share in an Initial Public Offering, the Company has determined that there were no nominal issuances of the Company's common stock prior to the Company's initial public offering.

(e) Recent Accounting Pronouncements

During 1998, 1999 and 2000, the Financial Accounting Standards Board (FASB) issued SFAS Nos. 133, 137 and 138, respectively, relating to the accounting for derivative instruments and hedging activities. The Company adopted the provisions of these standards on January 1, 2001. The adoption of these standards did not have any effect on the Company's consolidated financial condition or results of operations.

NOTE 4.  PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

During 2000 the Company entered into a perpetual non-exclusive license agreement with an investor for the use of certain ideas, concepts and other intellectual property. As consideration for the license, the Company paid the strategic investor $4.0 million. The Company obtained an independent appraisal of this intellectual property to assist in the allocation of the $4.0 million license payment. Based on this appraisal, the Company expensed the license payment as the purchase of in-process research and development (IPR&D) in the quarter ended June 30, 2000.

The IPR&D is comprised of a single research and development project focusing on certain aspects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to approximate $1.5 million. As of March 31, 2001, the project was estimated to be 25% complete and remaining research and development commitments were estimated to approximate $1.3 million.

The $4.0 million value assigned to the purchased IPR&D was determined by estimating the costs to develop the purchased technology into a commercially viable optical application, estimating the resulting cash flows from the application and discounting the net cash flows to their present value. At the date of acquisition, the project had not yet reached technological feasibility and the IPR&D had no alternative future use. Revenue projections used to value the IPR&D project were based on estimates of relevant market size and growth factors, expected trends in technology and the nature and expected timing of new product introduction by the Company and its competitors.

The rate used to discount the net cash flows to their present value was 35% based on the cost of capital considerations adjusted for certain risks associated with the in-process technology.

NOTE 5. COMMON STOCK WARRANT DISCOUNT

In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is non-forfeitable, becomes fully exercisable in one year and has a term of five years. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement at the rate of $816,666 per quarter. As of March 31, 2001 $1,633,332 has been amortized.

NOTE 6. LITIGATION

During the period April 20 to May 7, 2001, several purported securities class action lawsuits were filed against the Company in the U.S. District Court for the Southern District of New York. The complaints also name as defendants Morgan Stanley & Co. Incorporated, the lead underwriter in the Company's initial public offering, and certain officers of the Company. The complaints allege violations of federal securities laws regarding statements concerning the underwriting of the Company's shares to the public made in the Company's initial public offering registration statement. The actions seek rescission of the plaintiff's alleged purchases of Company stock and other damages, and costs associated with the litigation. The Company and its officers deny any liability and intend to vigorously defend the allegations against them. While the Company can make no promises or guarantees as to the outcome of these actions, the Company believes that the final result of these actions will have no material effect on its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this Report on Form 10-Q constitute forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including without limitation those discussed under the caption "Factors That May Affect Future Results" included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission and elsewhere herein. Forward-looking statements include statements regarding the future or the Company's expectations, beliefs, intentions or strategies regarding the future and may be identified by the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" and similar expressions. There may be events in the future that could affect these matters.

Overview

Avici Systems provides high-speed data networking equipment that enables telecommunications companies and Internet service providers to intelligently transmit high volumes of information across their fiber optic networks.

Since our inception, we have incurred significant losses. As of March 31, 2001, we had an accumulated deficit of $185.5 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICS, and software, and system testing the Avici Terabit Switch Router product, or TSR. Revenue was first recognized during the first quarter of 2000. We have also built our administrative, marketing, sales and customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur significant operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. We expect to incur significant sales and marketing, research and development and general and administrative expenses as we expand our business and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

The TSR became commercially available in the fourth quarter of 1999. We currently market the TSR to major carriers in North America through a direct sales force. We also market our products internationally through a direct sales force, systems integrators and distributors, and a sales representative in Asia and a direct sales force in Europe. We currently provide product installation and customer field support through our internal customer service organization and third-party support organizations.

We currently generate revenue from sales of our TSR, which is our only product. We recognize revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when these uncertainties are resolved. Amounts collected or billed prior to satisfying revenue recognition criteria are recorded as deferred revenue. We also generate revenue from support and maintenance as well as installation and service. We defer revenue from support and maintenance contracts and recognize it ratably over the period of the related agreements. We recognize revenue from installation and other services as the work is performed. We record an estimate of warranty liability for parts and labor on our products at the time we recognize revenue.

We expect that in the foreseeable future, substantially all of our revenue will continue to depend on sales of our TSR to current customers and a limited number of potential new customers. Generally, these customers are not contractually committed to purchase any minimum quantities of products from us. Enron Broadband Services and Williams Communications have agreed to future minimum purchases of the TSR and follow-on features totaling $45.0 through the end of the second quarter of 2002. Deployment of the TSR is dependant upon the successful completion of field trials with these customers. Additionally, Qwest Communications has agreed to an undisclosed minimum purchase and is currently conducting a field trial. The TSR has been deployed by AT&T and the Company and AT&T have entered into a three year procurement agreement which describes the conditions under which AT&T may acquire equipment from the Company. The agreement has no minimum purchase commitment associated with it.

Results of Operations

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

Gross Revenue.  The Company recorded its initial revenue of $0.5 million in the
-------------
quarter ended March 31, 2000. Gross revenue was $15.7 million for the three months ended March 31, 2001. Three customers namely AT&T, Qwest Communications, and Enron Broadband Services each accounted for in excess of 10% of gross revenue in the 2001 period. Service revenue included in gross revenue was not significant.

Common Stock Warrant Discount. In December 2000, in connection with the
-----------------------------
execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is non-forfeitable, becomes fully exercisable in one year and has a term of five years. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement at the rate of $816,666 per quarter. As of March 31, 2001 $1,633,332 has been amortized.

Cost of Revenue.  Cost of revenue was $9.0 million for the three months ended
---------------
March 31, 2001. Cost of revenue includes the cost of manufacturing overhead, and certain customer support costs. Cost of revenue as a percentage of gross and net revenue for the three months ended March 31, 2001 was approximately 57% and 60%, respectively, compared to 85% for the three months ended March 31, 2000. The lower percentage reflects the spreading of fixed overhead costs over a larger revenue base and the sale of more modules in 2001 compared to 2000, which have a higher margin as compared to bays. We anticipate the cost of revenue as a percentage of both gross and net revenue to continue to decrease as we sell more higher margin modules as compared to bays and as fixed overhead costs are spread over an even greater revenue base.

Research and Development.  Research and development expenses increased by $3.8
------------------------
million from $11.3 million for the three months ended March 31, 2000 to $15.1 million for the three months ended March 31, 2001. This increase was due mainly to an increase in salary and salary-related expenses of $3.6 million resulting from increased staffing.

Sales and Marketing.  Sales and marketing expenses increased by $3.3 million
-------------------
from $1.7 million for the three months ended March 31, 2000 to $5.0 million for the three months ended March 31, 2001. This increase was primarily due to an increase in salary and salary-related expenses of $1.5 million resulting from increased staffing, as well as an increase in travel expenses of $ 0.5 million and other sales related expenses of $0.4 million.

General and Administrative.  General and administrative expenses increased by
--------------------------
$1.6 million from $0.7 million for the three months ended March 31, 2000 to $2.3 million for the three months ended March 31, 2001. The increase was primarily due to an increase in salary and salary-related costs associated with increased staffing of $0.6 million and other costs necessary to support the growing scale of operations.

Stock-Based Compensation.  Stock-based compensation increased by $1.3 million
------------------------
from $3.2 million for the three months ended March 31, 2000 to $4.5 million for the three months ended March 31, 2001. This increase was due primarily to shares of restricted stock and stock options granted to new hires subsequent to March 31, 2000 and prior to the Company's initial public offering at prices subsequently deemed to be lower than fair market value at the time of grant.

Interest Income, Net.  Interest income, net of interest expense, increased by
--------------------
$3.6 million from $0.3 million for the three months ended March 31, 2000 to $3.9 million for the three months ended March 31, 2001 primarily due to the increase in invested cash balances in 2000 from the proceeds of the Company's preferred stock private financing, initial public offering and concurrent private placement.

Liquidity and Capital Resources

Since our inception, we have financed our operations through an initial public offering, private sales of equity securities, and, to a lesser extent, equipment lease financing. From inception through March 31, 2001, the Company raised approximately $410.3 million from these equity offerings. During the three months ended March 31, 2001, we used $24.7 million in cash for operating activities compared to $14.8 million used in the three months ended March 31, 2000. The increase in cash usage resulted principally from the ongoing research and development costs of the TSR, including increased personnel and material costs, as well as increased working capital requirements as gross revenue increased to $15.7 million. We expect to continue to invest in research and development and infrastructure related costs. In addition, we expect that working capital requirements will continue to increase as product sales increase, creating larger customer receivable balances and the need to build inventory in advance of shipment.

Our purchases of property and equipment were $15.8 million for the three months ended March 31, 2001 and $0.6 million for the three months ended March 31, 2000, and consisted primarily of purchases of application software and computer equipment, including workstations and servers to support our increased research and development activities and leasehold improvements as facility requirements expanded. As of March 31, 2001, our future minimum lease payments under capital leases were $6.3 million. These leases require payments of approximately $3.3 million for the remainder of 2001, $2.3 million in 2002, $671,000 in 2003 and $46,000 in 2004. In addition, as of March 31, 2001 our future minimum lease payments under operating leases are $7.5 million. These leases require payments of approximately $1.0 million for the remainder of 2001, $1.2 million in 2002, 2003 and 2004, $1.1 million in 2005, $973,000 in 2006 and $811,000 in 2007. We expect to make continued investments in capital assets as we further expand our operations, enhance our information systems and as our employee base continues to grow. The timing and amount of future capital expenditures will depend primarily on our future growth. For the remainder of 2001, we expect to spend approximately $25.0 million for computer and test equipment, including application software, workstations and servers. A portion of this equipment may be financed by capital leases.

At March 31, 2001, we have a master lease agreement with a leasing company that is also a stockholder. The agreement expires in May 2001. The equipment leased under this agreement remains the property of the lender at the end of the term. However, due to the length of the contract terms, the leases are recorded as capital lease obligations. Leases under the agreement will have various terms ranging from 36 to 48 months and accrue interest at various annual rates. As of march 31, 2001, $5.8 million was available under this master lease agreement.

We also have $1.3 million outstanding under a term-loan agreement with the same lender for software purchases. We are required to repay this loan in 30 monthly installments of approximately $49,000, including principal and interest. Repayment began in July 1999, with a final payment in the amount of $187,500 due at the end of the term. The effective annual interest rate of this loan is 17%.

As of March 31, 2001, our primary sources of liquidity were $188.0 million in cash and cash equivalents and $26.3 million in investments. We believe that existing cash, cash equivalents, and investment balances and available capital lease financing will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management's plans and objectives for future operations, as well as statements regarding the strategy and plans of the Company. The Company's actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference include the limited number of customers; continuing acceptance of the Company's products and product enhancements; customer purchasing patterns and commitments; the size, timing and recognition of revenue from customers; the Company's ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our product and the Company's ability to predict and respond to market developments; the failure to keep pace with the rapidly changing requirements of our customers; the Company's ability to attract and retain key personnel; the development and expansion of the Company's direct sales force; risks associated with management of growth; the Company's ability to obtain component parts; the Company being held liable for defects or errors in our products; the expense of defending and the outcome of pending and future shareholder litigation; as well as risks of downturns in economic conditions generally, and in the telecommunications industry specifically, and risks associated with competition and competitive pricing pressures. For a more detailed description of the risk factors associated with the Company, please refer to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

During 1998, 1999 and 2000, the FASB issued SFAS Nos. 133, 137 and 138, respectively, relating to the accounting for derivative instruments and hedging activities. The Company adopted the provisions of these standards on January 1, 2001. The adoption of these standards did not have any effect on the Company's consolidated financial condition or results of operations.

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

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2001, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

Exchange Rate Sensitivity

We presently operate primarily in the United States, and sales to date have been primarily made in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the period April 20 to May 7, 2001, several purported securities class action lawsuits were filed against the Company in the U.S. District Court for the Southern District of New York, including Paul Felzen et al. vs. Avici Systems Inc. et al., Eugene Lefkowitz et al. vs. Avici Systems Inc. et al., Albert Lewis et al. vs Avici Systems Inc. et al., Avi Mandel vs. Avici Systems Inc. et al and Robert Minai et al. vs. Avici Systems Inc. et al. The complaints also name as defendants Morgan Stanley & Co. Incorporated, the lead underwriter in the Company's initial public offering, and certain officers of the Company. The complaints allege violations of federal securities laws regarding statements concerning the underwriting of the Company's shares to the public made in the Company's initial public offering registration statement. The actions seek rescission of the plaintiff's alleged purchases of Company stock or rescissory and other damages, and costs associated with the litigation. The Company and its officers deny any liability and intend to vigorously defend the allegations against them.



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

(b)    Reports on Form 8-K

       The Company did not file any current reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           AVICI SYSTEMS INC.


Date    May 11, 2001                       By:/s/Paul F. Brauneis
    ------------------------------         -----------------------------------------------------------
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