Form 10-Q
period 2001-06-30
AVICI SYSTEMS INC
filed 2001-08-10
CIK 1094895

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

For the quarterly period ended June 30, 2001
                              ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______    ________ to



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


     Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes__X__           No_____


     The registrant has been subject to such filing requirement since July 27, 2000.

     At August 6, 2001, 49,463,223 shares of the registrant's Common Stock, par value $0.0001 per share, were outstanding.

                               AVICI SYSTEMS INC.

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                               TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----


PART I.  FINANCIAL INFORMATION

 ITEM 1.  Financial Statements:

          Consolidated Balance Sheets as of June 30, 2001 (unaudited)
          and December 31, 2000..........................................      3

          Consolidated Statements of Operations (unaudited) for the
          three months and six months ended June 30, 2001 and 2000.......      4

          Consolidated Statements of Cash Flows (unaudited) for the
          six months ended June 30, 2001 and 2000........................      5

          Notes to Consolidated Financial Statements (unaudited).........      6

 ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................      9

 ITEM 3.  Quantitative and Qualitative Disclosures About
          Market Risk....................................................     14

PART II.  OTHER INFORMATION

 ITEM 1.  Legal Proceedings..............................................     15

 ITEM 2.  Changes in Securities and Use of Proceeds......................      *

 ITEM 3.  Defaults Upon Senior Securities................................      *

 ITEM 4.  Submission of Matters to a Vote of Security Holders............     15

 ITEM 5.  Other Information..............................................      *

 ITEM 6.  Exhibits and Reports on Form 8-K...............................     15

SIGNATURE................................................................     16

*No information provided due to inapplicability of item.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                               AVICI SYSTEMS INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                       JUNE 30,    DECEMBER 31,
                                                         2001        2000 (1)
                                                     -----------  -------------
ASSETS                                               (UNAUDITED)
Current assets:
 Cash, cash equivalents and investments                $ 167,232      $ 233,392
 Inventories                                              16,891         14,979
 Trade accounts receivable                                 8,407          6,341
 Prepaid expenses and other current assets                 3,348          1,766
                                                       ---------      ---------
     Total current assets                                195,878        256,478

Property and equipment, net                               40,093         23,780
Long-term marketable securities                           33,401         21,539
Other assets                                                 291            291
                                                       ---------      ---------
Total assets                                           $ 269,663      $ 302,088
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term obligations           $   3,692      $   4,259
 Accounts payable                                          5,794         13,708
 Deferred revenue                                          3,402          6,031
 Accrued expenses                                          6,681          7,140
                                                       ---------      ---------
     Total current liabilities                            19,569         31,138
                                                       ---------      ---------

Long-term obligations, less current maturities             1,491          3,071
                                                       ---------      ---------


Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.01 par value:
   Authorized - 5,000,000 shares
   Issued and outstanding - none                              --             --
 Common stock, $0.0001 par value:
   Authorized - 250,000,000 shares
   Issued and outstanding - 49,431,589 shares at
   June 30, 2001 and 48,287,714 shares at
    December 31, 2000                                          5              5
 Additional paid-in capital                              464,199        459,987
 Common stock warrants                                    12,200         12,398
 Subscription receivable                                  (2,500)        (2,500)
 Deferred compensation and other consideration           (23,926)       (33,697)
 Accumulated deficit                                    (201,375)      (168,314)
                                                       ---------      ---------
     Total stockholders' equity                          248,603        267,879
                                                       ---------      ---------
Total liabilities and stockholders' equity             $ 269,663      $ 302,088
                                                       =========      =========


(1) The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                            See accompanying notes.

                               AVICI SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                        Three months ended          Six months ended
                                                             June 30,                    June 30,
                                                    -------------------------   --------------------------
                                                           2001          2000          2001          2000
                                                    -----------   -----------   -----------   -----------

Gross revenue                                       $    21,414   $     2,217   $    37,125   $     2,721
Common stock warrant discount                              (816)           --        (1,633)           --
                                                    -----------   -----------   -----------   -----------
      Net revenue                                        20,598         2,217        35,492         2,721
                                                    -----------   -----------   -----------   -----------
Cost of revenue                                          11,772         1,874        20,749         2,303
                                                    -----------   -----------   -----------   -----------
      Gross margin                                        8,826           343        14,743           418
                                                    -----------   -----------   -----------   -----------

Operating expenses:
      Research and development (1)                       15,862        15,709        30,970        27,045
      Sales and marketing (1)                             5,279         2,564        10,326         4,312
      General and administrative (1)                      2,514           978         4,822         1,734
      Stock-based compensation                            3,633         3,721         8,138         6,913
      Purchased in-process research and
       development                                           --         4,000            --         4,000
                                                    -----------   -----------   -----------   -----------

            Total operating expenses                     27,288        26,972        54,256        44,004
                                                    -----------   -----------   -----------   -----------

Loss from operations                                    (18,462)      (26,629)      (39,513)      (43,586)
Interest income, net                                      2,551           671         6,452           948
                                                    -----------   -----------   -----------   -----------

Net loss                                            $   (15,911)  $   (25,958)  $   (33,061)  $   (42,638)
                                                    ===========   ===========   ===========   ===========

Net loss per share:

  Basic and diluted                                      $(.32)       $(5.11)       $(0.68)       $(8.86)
                                                    ===========   ===========   ===========   ===========

  Pro forma basic and diluted                                           $(.68)                     $(1.15)
                                                                  ===========                 ===========

Weighted average common shares used in computing net loss per share:

  Basic and diluted                                  49,207,321     5,084,077    48,962,680     4,810,064
                                                    ===========    ==========   ===========    ==========

  Pro forma basic and diluted                                      38,260,708                  37,078,097
                                                                  ===========                 ===========
(1) Excludes noncash, stock-based compensation,
 as follows:

   Research and development                              $2,328        $3,045        $5,227        $5,429
   Sales and marketing                                      997           473         2,162           903
   General and administrative                               308           203           749           581
                                                    -----------   -----------    -----------   -----------
                                                         $3,633        $3,721        $8,138        $6,913
                                                    ===========   ===========    ===========   ===========


                            See accompanying notes.

                               AVICI SYSTEMS INC.
                     CONSOLIDATED Statements of Cash Flows
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                       SIX MONTHS ENDED
                                                                                                            June 30,
                                                                                              -----------------------------------
                                                                                                   2001                      2000
                                                                                               --------                  --------
Cash Flows from Operating Activities:
 Net loss                                                                                      $(33,061)                 $(42,638)
 Adjustments to reconcile net loss to net cash used in operating activities -
  Depreciation and amortization                                                                   7,669                     2,009
  Amortization of deferred financing costs                                                           --                        25
  Common stock warrant discount                                                                   1,633                        --
  Compensation expense associated with issuance of stock options to employees
   and consultants                                                                                8,138                     6,913
  Changes in current assets and liabilities:
   Inventories                                                                                   (1,912)                   (3,334)
   Trade accounts receivable                                                                     (2,066)                        7
   Prepaid expenses and other current assets                                                     (1,549)                     (804)
   Accounts payable                                                                              (7,914)                   (1,919)
   Accrued expenses                                                                                (459)                    3,655
   Deferred revenue                                                                              (2,629)                       88
                                                                                               --------                  --------

     Cash used in operating activities                                                          (32,150)                  (35,998)
                                                                                               --------                  --------

Cash Flows from Investing Activities:
 Purchases of property and equipment                                                            (23,982)                   (1,522)
 Purchases of long-term marketable securities                                                   (11,862)                   (3,494)
 Sales of long-term marketable securities                                                            --                    13,675
                                                                                               --------                  --------

     Cash (used in) provided by investing activities                                            (35,844)                    8,659
                                                                                               --------                  --------

Cash Flows from Financing Activities:
 Proceeds from sale of redeemable convertible preferred stock, net of issuance
  costs                                                                                              --                    44,497
 Proceeds from employee stock plans                                                               3,983                       509
 Repurchase of restricted stock                                                                      --                        (5)
 Payments on long-term obligations                                                               (2,149)                   (1,760)
                                                                                               --------                  --------

     Cash provided by financing activities                                                        1,834                    43,241
                                                                                               --------                  --------

(Decrease) Increase in Cash and Cash Equivalents                                                (66,160)                   15,902

Cash and Cash Equivalents, beginning of period                                                  233,392                    34,242
                                                                                               --------                  --------

Cash and Cash Equivalents, end of period                                                       $167,232                  $ 50,144
                                                                                               ========                  ========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                                                     $    278                  $    377
                                                                                               ========                  ========

Supplemental Disclosure of Noncash Investing and Financing Activities:
 Equipment acquired under capital lease obligations                                            $     --                  $    391
                                                                                               ========                  ========


                            See accompanying notes.

                               AVICI SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2001 and December 31, 2000 and the operating results and cash flows for the three and six month periods ended June 30, 2001 and 2000. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2000, which appear in the Company's annual report on Form 10-K. The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

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

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. This bulletin summarizes certain views of the Staff on applying generally accepted accounting principals to revenue recognition in financial statements. The Company believes that its current revenue recognition policy complies with the guidelines in the bulletin. The adoption of SAB No. 101 did not have any effect on the accompanying consolidated financial statements.

Warranty costs are estimated and recorded by the Company at the time of product revenue recognition.

(b) Cash and Cash Equivalents and Investments

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its cash equivalents and investments as held-to-maturity and recorded them at amortized cost, which approximates market value. The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents and investments include money markets, certificates of deposit and commercial paper. Long-term marketable securities include commercial paper, corporate bonds and U.S. government obligations with remaining maturities greater than one year.

Cash, Cash Equivalents, Investments and Long-term Marketable Securities consist of the following (in Thousands):

                                                   JUNE 30,      DECEMBER 31,
                                                     2001           2000
                                                 -----------     -----------
                                                 (unaudited)

Cash and cash equivalents                          $ 70,365        $126,455
Short-term investments                               96,867         106,937
Long-term marketable securities                      33,401          21,539
                                                   --------        --------
                                                   $200,633        $254,931
                                                   ========        ========


(c) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in Thousands):


                                                  JUNE 30,       DECEMBER 31,
                                                    2001            2000
                                                 -----------     -----------
                                                 (unaudited)

Finished goods and work in progress                $10,278         $ 2,851
Raw materials                                        6,613          12,128
                                                   -------         -------
                                                   $16,891         $14,979
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

Pro forma basic and diluted net loss per share is presented for the three and six month periods ended June 30, 2000 assuming the conversion of all outstanding shares of redeemable convertible preferred stock into common stock and the elimination of the Company's repurchase right related to its restricted stock outstanding upon the closing of the Company's initial public offering using the if-converted method from the respective dates of issuance.

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

In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company beginning January 1, 2002. As of June 30, 2001, the Company has no intangible or goodwill assets impacted by this statement.

NOTE 4.  PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

During the three months ended June 30, 2000 the Company entered into a perpetual non-exclusive license agreement with an investor for the use of certain ideas, concepts and other intellectual property. As consideration for the license, the Company paid the strategic investor $4.0 million. The Company obtained an independent appraisal of this intellectual property to assist in the allocation of the $4.0 million license payment. Based on this appraisal, the Company expensed the license payment as the purchase of in-process research and development (IPR&D) in the quarter ended June 30, 2000.

The IPR&D is comprised of a single research and development project focusing on certain aspects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to approximate $1.5 million. As of June 30, 2001, the project was estimated to be 29% complete and remaining research and development commitments were estimated to approximate $1.2 million.

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

NOTE 5. COMMON STOCK WARRANT DISCOUNT

In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is non-forfeitable, becomes fully exercisable in one year and has a term of five years. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement at the rate of $0.8 million per quarter. As of June 30, 2001 $2.4 million has been amortized.

NOTE 6. LITIGATION

During the period from May 8, 2001 to July 20, 2001, several purported securities class action lawsuits were filed against the Company in the United States District Court for the Southern District of New York. These complaints also name as defendants certain officers and directors of the Company and several underwriters in the Company's initial public offering, including Morgan Stanley & Co., the lead underwriter. As with the purported class actions previously filed against the Company during the period from April 20, 2001 to May 7, 2001, the complaints referenced above allege violations of the federal securities laws in connection with statements concerning the underwriting of the Company's shares to the public made in the Company's initial public offering registration statement. These actions seek rescission of the plaintiffs' alleged purchases of Company stock, and/or other damages, and costs associated with the litigation. The Company and its officers deny any liability and intend to defend the allegations vigorously. While the Company can make no promises or guarantees as the outcome of these actions, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition or results of operations.

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

Since our inception, we have incurred significant losses. As of June 30, 2001, we had an accumulated deficit of $201.4 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICS, and software, and system testing the Avici Terabit Switch Router product, or TSR. Revenue was first recognized during the first quarter of 2000. We have also built our administrative, marketing, sales and customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur significant operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. We expect to incur significant sales and marketing, research and development and general and administrative expenses as we expand our business and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

The TSR became commercially available in the fourth quarter of 1999. We currently market the TSR to major carriers in North America through a direct sales force. We also market our products internationally through a direct sales force in Europe and Hong Kong, a sales representative in China, and systems integrators and distributors. We currently provide product installation and customer field support through our internal customer service organization and third-party support organizations.

We currently generate revenue from sales of our TSR, our only product, which consists of a bay and modules that offer additional functionality. We recognize revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when these uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). The Company uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. Amounts collected or billed prior to satisfying revenue recognition criteria are recorded as deferred revenue. We also generate revenue from support and maintenance as well as installation and service. We defer revenue from support and maintenance contracts and recognize it ratably over the period of the related agreements.
We recognize revenue from installation and other services as the work is performed. We record an estimate of warranty liability for parts and labor on our products at the time we recognize revenue.

We expect that in the foreseeable future, substantially all of our revenue will continue to depend on sales of our TSR to current customers and a limited number of potential new customers. Generally, these customers are not contractually committed to purchase any minimum quantities of products from us. The TSR has been deployed by AT&T, and the Company and AT&T have entered into a three year procurement agreement which describes the conditions under which AT&T may acquire equipment from the Company. The agreement has no minimum purchase commitment associated with it. Additionally, Enron Broadband Services, Williams Communications and Qwest Communications have agreed to future minimum purchases. Deployment is dependent upon the successful completion of field trials by the respective customers.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

Gross Revenue. Gross revenue was $21.4 million for the three months ended June 30, 2001, as compared to $2.2 million in the same period during fiscal 2000.
The increase was a result of increased unit sales of TSR bays and modules. Two customers, namely AT&T and Qwest Communications, each accounted for in excess of 10% of gross revenue in the 2001 period. Service revenue, which is primarily maintenance and support, included in gross revenue in the 2001 period was $0.9 million and was not significant in the 2000 period.

Common Stock Warrant Discount. In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is non-forfeitable, becomes fully exercisable in one year and has a term of five years. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement at the rate of $0.8 million per quarter. As of June 30, 2001 $2.4 million has been amortized.

Cost of Revenue. Cost of revenue was $11.8 million for the three months ended June 30, 2001. Cost of revenue includes the cost of manufacturing overhead, and certain customer support costs. Cost of revenue as a percentage of gross and net revenue for the three months ended June 30, 2001 was approximately 55% and 57%, respectively, compared to 85% for the three months ended June 30, 2000.
The lower percentage reflects the spreading of fixed overhead costs over a larger revenue base, the sale of more modules in 2001 compared to 2000, which have a higher margin as compared to bays, and some cost reductions achieved with key suppliers. We anticipate the cost of revenue as a percentage of both gross and net revenue to continue to decrease on a year over year basis as we sell more higher margin modules as compared to bays and as fixed overhead costs are spread over an even greater revenue base.

Research and Development. Research and development expenses increased slightly from $15.7 million for the three months ended June 30, 2000 to $15.9 million for the three months ended June 30, 2001. This increase was due to an increase of $3.2 million in salary and salary-related expenses associated with increased staffing, increased depreciation expense of $2.4 million associated with the build out of the Company's internal development network, and an increase of $0.4 million of other research and development costs. These increases were offset by a $5.8 million decrease in outside service and supply costs incurred to develop the initial TSR product.

Sales and Marketing. Sales and marketing expenses increased by $2.7 million from the three months ended June 30, 2000 to $5.3 million for the three months ended June 30, 2001. This increase was due to an increase in salary and salary-related expenses of $1.5 million associated with increased staffing, an increase in depreciation expenses of $0.5 million associated with the build out of the Company's customer support infrastructure, and an increase in other sales-related expenses of $0.7 million.

General and Administrative. General and administrative expenses increased by $1.5 million from the three months ended June 30, 2000 to $2.5 million for the three months ended June 30, 2001. The increase was due to an increase in salary and salary-related costs associated with increased staffing of $0.6 million, an increase in outside service costs to implement a new business system of $0.3 million, and other costs of $0.6 million necessary to support the growing scale of operations.

Stock-Based Compensation. Stock-based compensation decreased slightly from $3.7 million for the three months ended June 30, 2000 to $3.6 million for the three months ended June 30, 2001. This decrease is a result of certain option grants reaching full vesting, and the related compensation becoming fully amortized.

Purchased In-Process Research and Development. During the three months ended June 30, 2000, the Company incurred a $4.0 million charge for purchased in-process research and development (IPR&D). The Company did not incur an IPR&D charge during the same period in 2001.

The Company's IPR&D is comprised of a single research and development project which is focused on certain aspects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to approximate $1.5 million. As of June 30, 2001, the project was estimated to be 29% complete and remaining research and development commitments were estimated to approximate $1.2 million.

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

Interest Income, Net. Interest income, net of interest expense, increased by $1.9 million from $0.7 million for the three months ended June 30, 2000 to $2.6 million for the three months ended June 30, 2001 primarily due to the increase in invested cash balances from the proceeds of the Company's initial public offering and concurrent private placement.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Gross Revenue. Gross revenue was $37.1 million for the six months ended June 30, 2001, as compared to $2.7 million in the same period during fiscal 2000. The Company recorded its initial revenue during the first 6 months of fiscal 2000. Three customers, namely AT&T, Qwest Communications, and Enron Broadband Services, each accounted for in excess of 10% of gross revenue in the 2001 period. Service revenue, which is primarily maintenance and support, included in gross revenue in the 2001 period was $1.6 million and was not significant in the 2000 period.

Common Stock Warrant Discount. In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is non-forfeitable, becomes fully exercisable in one year and has a term of five years. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the

Agreement at the rate of $0.8 per quarter. As of June 30, 2001 $2.4 million has been amortized.

Cost of Revenue. Cost of revenue was $20.7 million for the six months ended June 30, 2001. Cost of revenue includes the cost of manufacturing overhead, and certain customer support costs. Cost of revenue as a percentage of gross and net revenue for the six months ended June 30, 2001 was approximately 56% and 58%, respectively, compared to 85% for the six months ended June 30, 2000. The lower percentage reflects the spreading of fixed overhead costs over a larger revenue base, the sale of more modules in 2001 compared to 2000, which have a higher margin as compared to bays, and some cost reductions achieved with key suppliers. We anticipate the cost of revenue as a percentage of both gross and net revenue to continue to decrease on a year over year basis as we sell more higher margin modules as compared to bays and as fixed overhead costs are spread over an even greater revenue base.

Research and Development. Research and development expenses increased $3.9 million from the six months ended June 30, 2000 to $31.0 million for the six months ended June 30, 2001. This increase was due to an increase of $8.5 million in salary and salary-related expenses associated with increased staffing, increased depreciation expense of $4.1 million associated with the build out of the Company's internal development network, and an increase of $0.7 million of other research and development costs. These increases were offset by a $9.4 million decrease in outside service and supply costs incurred to develop the initial TSR product.

Sales and Marketing. Sales and marketing expenses increased by $6.0 million from the six months ended June 30, 2000 to $10.3 million for the six months ended June 30, 2001. This increase was due to an increase in salary and salary-related expenses of $3.1 million associated with increased staffing, an increase in depreciation expenses of $1.0 million associated with the build out of the Company's customer support infrastructure, an increase of $0.7 million in travel-related expenses, and an increase in other sales related expenses of $1.2 million.

General and Administrative. General and administrative expenses increased by $3.1 million from the six months ended June 30, 2000 to $4.8 million for the six months ended June 30, 2001. The increase was due to an increase in salary and salary-related costs associated with increased staffing of $2.3 million, an increase in outside service costs to implement a new business system of $0.4 million, and other costs of $0.4 million necessary to support the growing scale of operations.

Stock-Based Compensation. Stock-based compensation increased from $6.9 million for the six months ended June 30, 2000 to $8.1 million for the six months ended June 30, 2001. This increase was due primarily to shares of restricted stock and stock options granted to new hires prior to the Company's initial public offering at prices subsequently deemed to be lower than fair market value at the time of grant.

Purchased In-Process Research and Development. During the six months ended June 30, 2000, the Company incurred a $4.0 million charge for purchased in-process research and development (IPR&D). The Company did not incur an IPR&D charge during the same period in 2001.

The Company's IPR&D is comprised of a single research and development project which is focused on certain aspects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to approximate $1.5 million. As of June 30, 2001, the project was estimated to be 29% complete and remaining research and development commitments were estimated to approximate $1.2 million.

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

Interest Income, Net. Interest income, net of interest expense, increased by $5.6 million from $0.9 million for the six months ended June 30, 2000 to $6.5 million for the six months ended June 30, 2001 primarily due to the increase in invested cash balances from the proceeds of the Company's initial public offering and concurrent private placement.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through an initial public offering, private sales of equity securities, and, to a lesser extent, equipment lease financing. From inception through June 30, 2001, the Company raised approximately $410.3 million from these equity offerings. During the six months ended June 30, 2001, we used $32.2 million in cash for operating activities compared to $36.0 million used in the six months ended June 30, 2000. The decrease in cash usage resulted principally from the increase of $34.4 million in gross revenue which contributed an additional $14.3 million in gross margin. The increase in cash flow from higher revenue was partially offset by increased investments in working capital. We expect working capital requirements will continue to increase as product sales increase, creating larger customer receivable balances and the need to build inventory in advance of shipment. In addition, we will continue to invest in infrastructure costs needed to support the growing scale of operations.

Our purchases of property and equipment were $24.0 million for the six months ended June 30, 2001 and $1.5 million for the six months ended June 30, 2000, and consisted primarily of purchases of application software and computer equipment, including workstations, servers and laboratory equipment to support our increased research and development activities and leasehold improvements as facility requirements expanded. As of June 30, 2001, our future minimum lease payments under capital leases were $5.3 million. These leases require payments of approximately $2.0 million for the remainder of 2001, $2.5 million in 2002, $738,000 in 2003 and $46,000 in 2004. In addition, as of June 30, 2001 our future minimum lease payments under operating leases are $8.4 million. These leases require payments of approximately $0.9 million for the remainder of 2001, $1.7 million in 2002, $1.6 million in 2003, $1.3 million in 2004, $1.1 million in 2005 and 2006, and $743,000 in 2007. We expect to make continued investments in capital assets as we further expand our operations, enhance our information systems and as our employee base continues to grow. The timing and amount of future capital expenditures will depend primarily on our future growth. For the remainder of 2001, we expect to spend approximately $16.0 million for computer and test equipment, including application software, workstations and servers.

We also have $1.3 million outstanding under a term-loan agreement with a leasing company that is also a stockholder for software purchases. We are required to repay this loan in 30 monthly installments of approximately $49,000, including principal and interest. Repayment began in July 1999, with a final payment in the amount of $187,500 due at the end of the term. The effective annual interest rate of this loan is 17%.

As of June 30, 2001, our primary sources of liquidity were $167.2 million in cash, cash equivalents and short-term investments and $33.4 million in long-term marketable securities. We believe that existing cash, cash equivalents, investments and marketable securities balances will be sufficient to meet our operating and capital requirements for at least the next 24 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

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

the Company's ability to obtain component parts; the Company being held liable for defects or errors in our products; the expense of defending and the outcome of pending and future shareholder litigation; as well as risks of a further downturn in economic conditions generally, and in the telecommunications industry specifically, and risks associated with competition and competitive pricing pressures. For a more detailed description of the risk factors associated with the Company, please refer to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

During 1998, 1999 and 2000, the Financial Accounting Standards Board issued SFAS Nos. 133, 137 and 138, respectively, relating to the accounting for derivative instruments and hedging activities. The Company adopted the provisions of these standards on January 1, 2001. The adoption of these standards did not have any effect on the Company's consolidated financial condition or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations. SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company beginning January 1, 2002. As of June 30, 2001, the Company has no intangible or goodwill assets impacted by this statement.

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

INTEREST RATE SENSITIVITY

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2001, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity.
Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

EXCHANGE RATE SENSITIVITY

We presently operate primarily in the United States, and sales to date have been primarily made in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the period from May 8, 2001 to July 20, 2001, several purported securities class action lawsuits were filed against the Company in the United States District Court for the Southern District of New York, captioned as follows: Steinberg v. Avici Systems Inc., et al.; Pelissier v. Avici Systems Inc., et al.; Esther v. Avici Systems Inc. et al.; Zhous v. Avici Systems Inc., et al.; Lin v. Avici Systems Inc., et al.; Mammen v. Avici Systems Inc., et al.; and Shives v. Bank of America Securities LLC, et al. These complaints also name as defendants certain officers and directors of the Company and several underwriters in the Company's initial public offering, including Morgan Stanley & Co., the lead underwriter. In addition, the Shives complaint names as defendants numerous other publicly-traded companies, various of their officers, and numerous underwriting firms. As with the purported class actions previously filed against the Company during the period from April 20, 2001 to May 7, 2001, the complaints referenced above allege violations of the federal securities laws in connection with statements concerning the underwriting of the Company's shares to the public made in the Company's initial public offering registration statement. All of these actions seek rescission of the plaintiffs' alleged purchases of Company stock, and/or other damages, and costs associated with the litigation. The Company and its officers deny any liability and intend to defend the allegations vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 22, 2001, the stockholders elected Henry Zannini to serve for a three-year term as a Class I Director of the Company and until his successor is elected and appointed by the following vote:

     For           Withheld
     ---           --------
     32,510,043    5,803,427

At the same annual meeting, the stockholders approved an amendment to the Company's 2000 Stock Option and Incentive Plan increasing the number of shares of common stock available for issuance under the plan by 5,000,000 by the following vote:

     For           Against      Abstain     Broker Non-Votes
     ---           -------      -------     ----------------
     15,670,383    10,950,954   114,719     11,577,414

At the same annual meeting, the stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the year 2001 by the following vote:

     For           Against     Abstain
     ---           -------     -------
     37,693,551    450,891     169,028


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

(b)       Reports on Form 8-K
          The Company did not file any current reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AVICI SYSTEMS INC.


Date   August 10, 2001              By:/s/Paul F. Brauneis
       ---------------              ---------------------------------------
                                    Paul F. Brauneis
                                    Chief Financial Officer, Senior Vice
                                    President of Finance and Administration
                                    and Principal Accounting Officer

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