Form 10-Q
period 2001-09-30
AVICI SYSTEMS INC
filed 2001-11-13
CIK 1094895

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

For the quarterly period ended     September 30, 2001
                               --------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________


                       Commission file number 000-30865

                              AVICI SYSTEMS INC.
    ----------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


                     Delaware                               02-0493372
    ---------------------------------------------      -------------------
    (State or Other Jurisdiction of Organization)       (I.R.S. Employer
                                                       Identification No.)


                             101 Billerica Avenue
                     North Billerica, Massachusetts 01862
    ----------------------------------------------------------------------
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

Yes     XXX              No
    -----------             -----------


     At November 5, 2001, 50,114,233 shares of the registrant's Common Stock, par value $0.0001 per share, were outstanding.

                              AVICI SYSTEMS INC.

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements:

          Consolidated Balance Sheets as of September 30, 2001 (unaudited)
          and December 31, 2000...........................................    3

          Consolidated Statements of Operations (unaudited) for the
          three months and nine months ended September 30, 2001 and 2000..    4

          Consolidated Statements of Cash Flows (unaudited) for the
          nine months ended September 30, 2001 and 2000...................    5

          Notes to Consolidated Financial Statements (unaudited)..........    6

  ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................   11

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk......   17

PART II.  OTHER INFORMATION

  ITEM 1. Legal Proceedings...............................................   17

  ITEM 2. Changes in Securities and Use of Proceeds.......................    *

  ITEM 3. Defaults Upon Senior Securities.................................    *

  ITEM 4. Submission of Matters to a Vote of Security Holders.............    *

  ITEM 5. Other Information...............................................    *

  ITEM 6. Exhibits and Reports on Form 8-K................................   18

SIGNATURE..................................................................  19


* No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                              AVICI SYSTEMS INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                 2001         2000 (1)
                                                              ---------      ---------
                                                             (unaudited)
ASSETS
Current assets:
   Cash, cash equivalents and investments                     $ 145,709      $ 233,392
   Inventories                                                    8,640         14,979
   Trade accounts receivable                                      7,611          6,341
   Prepaid expenses and other current assets                      3,499          1,766
                                                              ---------      ---------
      Total current assets                                      165,459        256,478

Property and equipment, net                                      41,554         23,780
Long-term marketable securities                                  34,131         21,539
Other assets                                                        291            291
                                                              ---------      ---------
Total assets                                                  $ 241,435      $ 302,088
                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term obligations                $   3,146      $   4,259
   Accounts payable                                               3,781         13,708
   Deferred revenue                                               3,428          6,031
   Accrued expenses                                              20,174          7,140
                                                              ---------      ---------
      Total current liabilities                                  30,529         31,138
                                                              ---------      ---------

Long-term obligations, less current maturities                      934          3,071
                                                              ---------      ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value:
     Authorized - 5,000,000 shares
     Issued and outstanding - none                                   --             --
   Common stock, $0.0001 par value:
     Authorized - 250,000,000 shares
     Issued and outstanding - 49,564,470 shares at
     September 30, 2001 and 48,287,714 shares at
     December 31, 2000                                                5              5
   Additional paid-in capital                                   462,284        459,987
   Common stock warrants                                         12,200         12,398
   Subscription receivable                                       (2,500)        (2,500)
   Deferred compensation and other consideration                (19,404)       (33,697)
   Accumulated deficit                                         (242,613)      (168,314)
                                                              ---------      ---------
      Total stockholders' equity                                209,972        267,879
                                                              ---------      ---------
Total liabilities and stockholders' equity                    $ 241,435      $ 302,088
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

                              AVICI SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                    -------------------------   -------------------------
                                                          2001          2000          2001          2000
                                                    -----------   -----------   -----------   -----------
Gross revenue                                       $    10,302   $     4,356   $    47,427   $     7,077
Common stock warrant discount                              (817)           --        (2,450)           --
                                                    -----------   -----------   -----------   -----------
  Net revenue                                             9,485         4,356        44,977         7,077

Cost of revenue (1)                                      25,094         3,137        45,842         5,439
                                                    -----------   -----------   -----------   -----------

  Gross margin                                          (15,609)        1,219          (865)        1,638
                                                    -----------   -----------   -----------   -----------

Operating expenses:
  Research and development (2)                           16,375        14,098        47,344        41,143
  Sales and marketing (2)                                 4,866         3,482        15,193         7,794
  General and administrative (2)                          2,671         1,424         7,493         3,159
  Stock-based compensation                                2,723         6,643        10,861        13,556
  Restructuring charge                                    1,134            --         1,134            --
  Common stock warrant expense                               --         2,400            --         2,400
  Purchased in-process research and development              --            --            --         4,000
                                                    -----------   -----------   -----------   -----------



     Total operating expenses                            27,769        28,047        82,025        72,052
                                                    -----------   -----------   -----------   -----------

Loss from operations                                    (43,378)      (26,828)      (82,890)      (70,414)
Interest income, net                                      2,141         3,184         8,592         4,133
                                                    -----------   -----------   -----------   -----------

Net loss                                            $   (41,237)  $   (23,644)  $   (74,298)  $   (66,281)
                                                    ===========   ===========   ===========   ===========

Net loss per share:

  Basic and diluted                                 $      (.83)  $      (.70)  $     (1.51)  $     (4.56)
                                                    ===========   ===========   ===========   ===========

  Pro forma basic and diluted                                     $      (.53)                $     (1.67)
                                                                  ===========                 ===========

Weighted average common shares used in computing net loss per share:

  Basic and diluted                                  49,486,430    33,944,444    49,137,264    14,521,524
                                                    ===========   ===========   ===========   ===========


  Pro forma basic and diluted                                      44,709,784                  39,621,993
                                                                  ===========                 ===========


(1)  Includes excess inventory charge                $   17,165   $        --   $    17,165   $        --
                                                     ==========   ===========   ===========   ===========

(2) Excludes noncash, stock-based compensation, as follows:

     Research and development                        $    1,808   $     4,153   $     7,035   $     9,121
     Sales and marketing                                    690         1,202         2,852         2,437
     General and administrative                             225         1,288           974         1,998
                                                     ----------   -----------   -----------   -----------
                                                     $    2,723   $     6,643   $    10,861   $    13,556
                                                     ==========   ===========   ===========   ===========

                            See accompanying notes.

                               AVICI SYSTEMS INC.
                     CONSOLIDATED Statements of Cash Flows
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                  NINE MONTHS ENDED
                                                                                                    September 30,
                                                                                   -----------------------------------------------
                                                                                                   2001                      2000
                                                                                               --------                  --------
Cash Flows from Operating Activities:
 Net loss                                                                                      $(74,298)                 $(66,281)
 Adjustments to reconcile net loss to net cash used in operating activities -
  Depreciation and amortization                                                                  12,752                     3,301
  Amortization of deferred financing costs                                                           --                        38
  Common stock warrant expense                                                                       --                     2,400
  Common stock warrant discount                                                                   2,450                        --
  Compensation expense associated with issuance of stock options to employees
   and consultants                                                                                9,810                    13,556
  Loss on disposal of property and equipment                                                      1,330                        --
  Changes in current assets and liabilities:
   Inventories                                                                                    6,339                    (5,171)
   Trade accounts receivable                                                                     (1,270)                   (2,515)
   Prepaid expenses and other current assets                                                     (1,733)                   (1,703)
   Restricted cash                                                                                   --                      (103)
   Accounts payable                                                                              (9,928)                      718
   Accrued expenses                                                                              13,033                     3,403
   Deferred revenue                                                                              (2,602)                      670
                                                                                               --------                  --------

     Cash used in operating activities                                                          (44,117)                  (51,687)
                                                                                               --------                  --------

Cash Flows from Investing Activities:
 Purchases of property and equipment                                                            (31,856)                   (7,118)
 Purchases of long-term marketable securities                                                   (12,592)                   (3,519)
 Sales of long-term marketable securities                                                            --                    13,684
                                                                                               --------                  --------

     Cash (used in) provided by investing activities                                            (44,448)                    3,047
                                                                                               --------                  --------

Cash Flows from Financing Activities:
 Proceeds from sale of common stock, net of issuance cost                                            --                   240,564
 Proceeds from sale of redeemable convertible preferred stock, net of issuance
  costs                                                                                              --                    44,497
 Proceeds from employee stock plans                                                               4,132                     1,294
 Repurchase of restricted stock                                                                      --                        (5)
 Proceeds from subscription receivable                                                               --                       144
 Payments on long-term obligations                                                               (3,250)                   (2,717)
                                                                                               --------                  --------

     Cash provided by financing activities                                                          882                   283,777
                                                                                               --------                  --------

(Decrease) Increase in Cash and Cash Equivalents                                                (87,683)                  235,137

Cash and Cash Equivalents, beginning of period                                                  233,392                    34,242
                                                                                               --------                  --------

Cash and Cash Equivalents, end of period                                                       $145,709                  $269,379
                                                                                               ========                  ========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                                                     $    385                  $    555
                                                                                               ========                  ========

Supplemental Disclosure of Noncash Investing and Financing Activities:
 Equipment acquired under capital lease obligations                                            $     --                  $  1,250
                                                                                               ========                  ========

                              AVICI SYSTEMS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

The financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2001 and December 31, 2000 and the operating results and cash flows for the three and nine month periods ended September 30, 2001 and 2000. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2000, which appear in the Company's annual report on Form 10-K.
The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

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

Cash, Cash Equivalents, Investments and Long-term Marketable Securities consist of the following (in thousands):

                                           SEPTEMBER 30,              DECEMBER 31,
                                               2001                      2000
                                             --------                 --------
                                           (unaudited)

Cash and cash equivalents                    $ 76,189                 $126,455
Short-term investments                         69,520                  106,937
                                             --------                 --------
     Subtotal                                 145,709                  233,392
Long-term marketable securities                34,131                   21,539
                                             --------                 --------
                                             $179,840                 $254,931
                                             ========                 ========

(c) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                           SEPTEMBER 30,              December 31,
                                               2001                      2000
                                             --------                  -------
                                           (unaudited)
Finished goods and work in progress            $2,725                  $ 2,851
Raw materials                                   5,915                   12,128
                                               ------                  -------
                                               $8,640                  $14,979
                                               ======                  =======

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

Pro forma basic and diluted net loss per share is presented for the three and nine month periods ended September 30, 2000 assuming the conversion of all outstanding shares of redeemable convertible preferred stock into common stock and the elimination of the Company's repurchase right related to its restricted stock outstanding upon the closing of the Company's initial public offering using the if-converted method from the respective dates of issuance.

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

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company beginning January 1, 2002. As of September 30, 2001, the Company has no intangible or goodwill assets impacted by this statement.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. Management intends to adopt this standard as of January 1, 2002 and does not expect a material impact.

NOTE 4.   PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

During the quarter ended June 30, 2000, the Company entered into a perpetual non-exclusive license agreement with an investor for the use of certain ideas, concepts and other intellectual property. As consideration for the license, the Company paid the strategic investor $4.0 million. The Company obtained an independent appraisal of this intellectual property to assist in the allocation of the $4.0 million license payment. Based on this appraisal, the Company expensed the license payment as the purchase of in-process research and development (IPR&D) in the quarter ended June 30, 2000.

The IPR&D is comprised of a single research and development project focusing on certain aspects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to approximate $1.5 million. As of September 30, 2001, the project was estimated to be 32% complete and remaining research and development commitments were estimated to approximate $1.2 million.

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

NOTE 5.   COMMON STOCK WARRANT DISCOUNT

In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is non-forfeitable, becomes fully exercisable in one year and has a term of five years. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement at the rate of $0.8 million per quarter. As of September 30, 2001, $3.3 million has been amortized.

NOTE 6.   RESTRUCTURING AND SPECIAL CHARGES

During the quarter ended September 30, 2001, the Company announced a cost reduction program including a workforce reduction of 55 employees, or approximately 14%. The affected employees are entitled to severance and other benefits pursuant to a benefits program. The Company recorded a charge of $0.5 million for these termination benefits during the quarter ended September 30, 2001. In addition, the Company recorded a charge of $1.7 million to dispose of redundant assets and to accrue lease payments associated with excess facility space.

The Company's restructuring related reserves are summarized as follows (in thousands):

                                                                                                          RESTRUCTURING
                                                                                                            ACCRUAL AT
                                                                 TOTAL        NONCASH         CASH        SEPTEMBER 30,
                                                                 CHARGE       CHARGES       PAYMENTS          2001
                                                                --------      -------       --------      -------------
Workforce reduction                                             $   467       $     -       $   196         $   271
Consolidation of facilities and disposal of assets                1,718         1,330             -             388
Reversal of stock based compensation                             (1,051)       (1,051)            -               -
                                                                -------       -------       -------         -------
Total                                                           $ 1,134       $   279       $   196         $   659
                                                                =======       =======       =======         =======

The workforce reduction resulted in the forfeiture of employee stock options. The restructuring charge included the reversal of $1.1 million of stock based compensation expense previously recorded for the forfeited shares.

The restructuring accrual is included on the balance sheet in accrued liabilities. Substantially all remaining cash expenditures relating to workforce reductions will be paid during the fourth quarter of fiscal 2001. Amounts relating to the lease expense due to the consolidation of facilities will be paid over the respective lease term through June 2003.

Additionally, the Company recorded as an element of cost of sales, a one time charge of $17.2 million associated with inventory and related provisions for long lead time commitments to contract manufacturers and component suppliers which were determined in accordance with the Company's normal accounting practices to be in excess of foreseeable requirements based on current estimates
of future usage.   Included in the charge for excess and obsolete inventory is a provision for inventory commitments of $9.6 million. These commitments are included in accrued liabilities at September 30, 2001, and are expected to be substantially liquidated by December 31, 2001.

NOTE 7.   LITIGATION

Twelve purported securities class action lawsuits are currently pending against the Company in the United States District Court for the Southern District of New York. The complaints also name one or more of the Company's underwriters in the Company's initial public offering and certain officers and directors of the Company. The complaints allege that the underwriters of the Company's initial public offering charged excessive commissions and obtained other allegedly improper agreements from their customers as a condition of allocating to them shares in the Company's initial public offering. The complaints allege that the Company violated the federal securities laws by not disclosing in the Company's initial public offering registration statement these alleged practices of the underwriters.

The actions seek rescission of the plaintiffs' alleged purchases of Company stock and other damages and costs associated with the litigation. The complaints have been transferred for pretrial purposes with approximately 800 other complaints against over 180 publicly-traded companies to a single federal judge in the United States District Court for the Southern District of New York. The Company and its officers and directors deny any liability and intend to defend against the allegations vigorously. While the Company can make no promises or guarantees as to the outcome of these actions, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition or results of operations.

NOTE 8.   SUBSEQUENT EVENTS

On October 1, 2001, the Company announced an offer to exchange outstanding employee stock options having an exercise price of more than $5.00 per share. In order to participate in the program, employees were required to tender for exchange all options granted on or after April 1, 2001. In exchange for eligible options, employees generally received a number of shares of restricted stock and a commitment for new grants of non-qualified stock options (collectively, the "New Grant") in accordance with the following exchange ratio:

  EXERCISE PRICE OF OPTIONS TENDERED             EXCHANGE RATIO
  ----------------------------------             --------------

$5.00 or less................................           None
$5.01-$5.19..................................      1.2 for 1
$5.20-$10.00.................................        1 for 1
$10.01-$40.00................................      .75 for 1
$40.01-$80.00................................       .5 for 1
$80.01 or more...............................       .2 for 1

One-tenth (1/10) of the New Grant consisted of restricted stock (rounded up to the nearest whole share) and nine-tenths (9/10) of the New Grant consisted of new options exercisable for shares of common stock (rounded down to the nearest whole share), subject to adjustments for any stock splits, stock dividends and similar events. In order to address potential adverse tax consequences for non-U.S. employees, those employees were allowed to forego the restricted stock grants and receive all stock options.

A total of 6,553,750 options were accepted for exchange under the offer and accordingly, were canceled in October 2001. A total of 545,503 shares of restricted stock were issued on October 30, 2001 and the Company recorded deferred compensation of $1.3 million related to these grants. The deferred compensation costs will be amortized ratably over the vesting periods of the restricted stock, generally over a two year period, with 50% of the shares vesting one year from the date of grant, and 12.5% of the shares vesting in each three-month period thereafter. We intend to grant the new options, to purchase approximately 5,030,270 shares, on or about May 1, 2002 but no later than May 15, 2002. The new options will have an exercise price equal to the fair market value of the Company's common stock on the date of grant, as determined by the last reported sale price of the common stock on the Nasdaq National Market on the grant date. The new options will have a term not to exceed 10 years and vest either 12.5% or 25% on date of grant, depending on the length of employment, and 2.0833% per month thereafter until fully vested.

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

Since our inception, we have incurred significant losses. As of September 30, 2001, we had an accumulated deficit of $242.6 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICS, and software, and system testing the Avici Terabit Switch Router product, or TSR. Revenue was first recognized during the first quarter of 2000. We have also built our administrative, marketing, sales and customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur significant operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. We expect to incur significant sales and marketing, research and development and general and administrative expenses as we expand our business and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

We currently generate revenue from sales of our TSR, which consists of a bay and modules that offer additional functionality. In October 2001, we introduced our second product, the Avici Stackable Switch Router, or SSR, a rack-mountable scalable router for carriers and service providers with smaller core networks. The first customer laboratory trial of the SSR began in October 2001. We recognize revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when these uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). The Company uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. Amounts collected or billed prior to satisfying revenue recognition criteria are recorded as deferred revenue. We also generate revenue from support and maintenance as well as installation and service. We defer revenue from support and maintenance contracts and recognize it ratably over the period of the related agreements. We recognize revenue from installation and other services as the work is performed. We record an estimate of warranty liability for parts and labor on our products at the time we recognize revenue.

We expect that in the foreseeable future, substantially all of our revenue will continue to depend on sales of our TSR and SSR to current customers and a limited number of potential new customers. Generally, these customers are not contractually committed to purchase any minimum quantities of products from us. The TSR has been deployed by AT&T, and the Company and AT&T have entered into a three year procurement agreement which describes the conditions under which AT&T may acquire equipment from the Company. The agreement has no minimum purchase commitment associated with it. Additionally, Enron Broadband Services, Williams Communications and Qwest Communications have agreed to future minimum purchases. Deployment is dependent upon the successful completion of field trials by the respective customers. Notwithstanding these commitments, revenue for the quarter ended September 30, 2001 was negatively impacted as a result of decisions by customers to conserve capital by reducing current spending or delaying purchasing decisions. We expect these conditions will continue in the near term.

Restructuring Charge. During the quarter ended September 30, 2001, the Company announced a cost reduction program including a workforce reduction of 55 employees, or approximately 14%. The affected employees are entitled to severance and other benefits pursuant to a benefits program. The Company recorded a charge of $0.5 million for these termination benefits during the quarter ended September 30, 2001. In addition, the Company recorded a charge of $1.7 million to dispose of redundant assets and to accrue lease payments associated with excess facility space.

The Company's restructuring related reserves are summarized as follows (in thousands):

                                                                                                          RESTRUCTURING
                                                                                                            ACCRUAL AT
                                                                 TOTAL        NONCASH         CASH        SEPTEMBER 30,
                                                                 CHARGE       CHARGES       PAYMENTS          2001
                                                                --------      -------       --------      -------------
Workforce reduction                                             $   467       $     -       $   196         $   271
Consolidation of facilities and disposal of assets                1,718         1,330             -             388
Reversal of stock based compensation                             (1,051)       (1,051)            -               -
                                                                -------       -------       -------         -------
Total                                                           $ 1,134       $   279       $   196         $   659
                                                                =======       =======       =======         =======

The workforce reduction resulted in the forfeiture of employee stock options. The restructuring charge includes the reversal of $1.1 million of stock based compensation expense previously recorded for the forfeited shares.

The restructuring accrual is included on the balance sheet in accrued liabilities. Substantially all remaining cash expenditures relating to workforce reductions will be paid during the fourth quarter of fiscal 2001. Amounts relating to the lease expense due to the consolidation of facilities will be paid over the respective lease term through June 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Gross Revenue. Gross revenue was $10.3 million for the three months ended September 30, 2001, as compared to $4.4 million in the same period during fiscal 2000. The increase was a result of increased unit sales of TSR bays and modules. Three customers, namely AT&T, Enron, and the U.S. Government each accounted for in excess of 10% of gross product revenue in the 2001 period. Service revenue, which is primarily maintenance and support, included in gross revenue in the 2001 period was $1.1 million and was not significant in the 2000 period.

Common Stock Warrant Discount. In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is non-forfeitable, becomes fully exercisable in one year and has a term of five years. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement at the rate of $0.8 million per quarter. As of September 30, 2001, $3.3 million has been amortized.

Cost of Revenue. Cost of revenue was $25.1 million for the three months ended September 30, 2001, and includes a $17.2 million charge for excess and obsolete inventory. Included in the charges for excess and obsolete inventory is a provision for inventory purchase commitments of $9.6 million. We place orders for inventory based on future sales forecasts. Due to the significant change in market and industry conditions, these commitments as well as some inventory on hand were determined to be in excess of foreseeable requirements. Cost of revenue includes the cost of manufacturing overhead, and certain customer support costs. Cost of revenue as a percentage of gross and net revenue for the three months ended September 30, 2001 was approximately 243% and 265%, respectively, compared to 72% for the three months ended September 30, 2000.
The higher percentage reflects the impact of the charge for excess and obsolete inventory. Excluding the charge for excess and obsolete inventory, cost of revenue as a percentage of gross and net revenue for the three months ended September 30, 2001 was approximately 77% and 84%, respectively, as compared to 72% for the three months ended September 30, 2000. The higher percentage reflects higher fixed overhead costs in the 2001 period incurred to support a larger revenue base, and charges for excess and obsolete inventory associated with product transitions and current operations. These higher costs were partially offset by cost reductions achieved with key suppliers. We anticipate the cost of revenue, excluding the impact of the excess and obsolete inventory charge, as a percentage of both gross and net revenue to decrease on a year over year basis as the revenue mix shifts to higher margin modules as compared to bays and as fixed overhead costs are spread over an even greater revenue base.

Research and Development. Research and development expenses increased $2.3 million from $14.1 million for the three months ended September 30, 2000 to $16.4 million for the three months ended September 30, 2001. This increase was due to an increase of $1.1 million in salary and salary-related expenses associated with increased staffing, increased depreciation expense of $3.0 million associated with the build out of the Company's internal development network, and an increase of $0.5 million of other research and development costs. These increases were offset by a $2.3 million decrease in outside service and supply costs incurred to develop the initial TSR product.

Sales and Marketing. Sales and marketing expenses increased by $1.4 million from $3.5 million for the three months ended September 30, 2000 to $4.9 million for the three months ended September 30, 2001. This increase was due to an increase in salary and salary-related expenses of $0.8 million associated with increased staffing, an increase in depreciation expenses of $0.5 million associated with the build out of the Company's customer support infrastructure, and an increase in other sales-related expenses of $0.1 million.

General and Administrative. General and administrative expenses increased by $1.2 million from $1.4 million for the three months ended September 30, 2000 to $2.7 million for the three months ended September 30, 2001. The increase was due to an increase in salary and salary-related costs associated with increased staffing of $0.3 million, an increase in outside service costs to implement a new business system of $0.3 million, and other costs of $0.6 million necessary to support the growing scale of operations.

Stock-Based Compensation. Stock-based compensation decreased from $6.6 million for the three months ended September 30, 2000 to $2.7 million for the three months ended September 30, 2001. This decrease is a result of certain option grants reaching full vesting, and the related compensation becoming fully amortized.

Common Stock Warrant Expense. Common stock warrant expense was $2.4 million for the three months ended September 30, 2000. The Company had no common stock warrant expense for the comparable period of 2001.

Interest Income, Net. Interest income, net of interest expense, decreased by $1.1 million from $3.2 million for the three months ended September 30, 2000 to $2.1 million for the three months ended September 30, 2001 primarily due to the decrease in invested cash balances resulting from the use of cash to fund the operations of the Company.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Gross Revenue. Gross revenue was $47.4 million for the nine months ended September 30, 2001, as compared to $7.1 million in the same period during fiscal 2000. The increase is a result of increased unit sales of the TSR. Three customers, namely AT&T, Qwest Communications, and Enron Broadband Services, each accounted for in excess of 10% of gross product revenue in the 2001 period. Service revenue, which is primarily maintenance and support, included in gross revenue in the 2001 period was $2.7 million and was not significant in the 2000 period.


Common Stock Warrant Discount. In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is non-forfeitable, becomes fully exercisable in one year and has a term of five years. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement at the rate of $0.8 million per quarter. As of September 30, 2001, $3.3 million has been amortized.

Cost of Revenue. Cost of revenue was $45.8 million for the nine months ended September 30, 2001, and includes a $17.2 million charge for excess and obsolete inventory. Included in the charges for excess and obsolete inventory is a provision for inventory purchase commitments of $9.6 million. We place orders for inventory based on future sales forecasts. Due to the significant change in market and industry conditions, these commitments, as well as some inventory on hand, were determined to be in excess of foreseeable requirements. Cost of revenue includes the cost of manufacturing overhead, and certain customer support costs. Cost of revenue as a percentage of gross and net revenue for the nine months ended September 30, 2001 was approximately 97% and 102%, respectively, compared to 77% for the nine months ended September 30, 2000. The higher percentage reflects the impact of the charge for excess and obsolete inventory. Excluding the charge for excess and obsolete inventory, cost of revenue as a percentage of gross and net revenue for the nine months ended September 30, 2001 was approximately 60% and 64%, respectively, as compared to 77% for the nine months ended September 30, 2000. The lower percentage reflects the spreading of fixed overhead costs over a larger revenue base, the sale of more modules in 2001 compared to 2000, which have a higher margin as compared to bays, and some cost reductions achieved with key suppliers. We anticipate the cost of revenue, excluding the impact of the excess and obsolete inventory charge, as a percentage of both gross and net revenue to decrease on a year over year basis as the revenue mix shifts to higher margin modules as compared to bays and as fixed overhead costs are spread over an even greater revenue base.

Research and Development. Research and development expenses increased $6.2 million from $41.1 million for the nine months ended September 30, 2000 to $47.3 million for the nine months ended September 30, 2001. This increase was due to an increase of $9.4 million in salary and salary-related expenses associated with increased staffing, increased depreciation expense of $7.1 million associated with the build out of the Company's internal development network, and an increase of $1.0 million of other research and development costs. These increases were offset by a $11.3 million decrease in outside service and supply costs incurred to develop the initial TSR product.

Sales and Marketing. Sales and marketing expenses increased by $7.4 million from $7.8 million for the nine months ended September 30, 2000 to $15.2 million for the nine months ended September 30, 2001. This increase was due to an increase in salary and salary-related expenses of $4.6 million associated with increased staffing, an increase in depreciation expenses of $1.5 million associated with the build out of the Company's customer support infrastructure, and an increase in other sales related expenses of $1.3 million.

General and Administrative. General and administrative expenses increased by $4.3 million from $3.2 million for the nine months ended September 30, 2000 to $7.5 million for the nine months ended September 30, 2001. The increase was due to an increase in salary and salary-related costs associated with increased staffing of $2.6 million, an increase in outside service costs to implement a new business system of $0.7 million, and other costs of $1.0 million necessary to support the growing scale of operations.

Stock-Based Compensation. Stock-based compensation decreased from $13.6 million for the nine months ended September 30, 2000 to $10.9 million for the nine months ended September 30, 2001. This decrease is a result of certain option grants reaching full vesting, and the related compensation becoming fully amortized.

Common Stock Warrant Expense. Common stock warrant expense was $2.4 million for the nine months ended September 30, 2000. The Company had no common stock warrant expense for the comparable period of 2001.

Purchased In-Process Research and Development. During the nine months ended September 30, 2000, the Company incurred a $4.0 million charge for purchased in-process research and development (IPR&D). The Company did not incur an IPR&D charge during the same period in 2001.

The Company's IPR&D is comprised of a single research and development project which is focused on certain aspects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to approximate $1.5 million. As of September 30, 2001, the project was estimated to be 32% complete and remaining research and development commitments were estimated to approximate $1.2 million.

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

Interest Income, Net. Interest income, net of interest expense, increased by $4.5 million from $4.1 million for the nine months ended September 30, 2000 to $8.6 million for the nine months ended September 30, 2001 primarily due to the increase in invested cash balances from the proceeds of the Company's initial public offering and concurrent private placement.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through an initial public offering, private sales of equity securities, and, to a lesser extent, equipment lease financing. From inception through September 30, 2001, the Company raised approximately $410.3 million from these equity offerings. During the nine months ended September 30, 2001, we used $44.1 million in cash for operating activities as compared to $51.7 million used in the nine months ended September 30, 2000. The decrease in cash used is due primarily to an increase of $40.3 million in gross revenue resulting in an increase of $14.7 million in gross margin, excluding non cash charges for excess and obsolete inventory. We expect working capital requirements may increase as product sales increase, creating larger customer receivable balances and the need to build inventory in advance of shipment. In addition, we will selectively invest in infrastructure costs needed to support a growing scale of operations. We also anticipate that accruals for employee severance and inventory commitments in excess of foreseeable future requirements totaling $9.9 million will be substantially liquidated during the quarter ending December 31, 2001.

Our purchases of property and equipment were $31.9 million for the nine months ended September 30, 2001 and $7.1 million for the nine months ended September 30, 2000, and consisted primarily of purchases of application software and computer equipment, including workstations, servers and laboratory equipment to support our increased research and development activities and leasehold improvements as facility requirements expanded. As of September 30, 2001, our future minimum lease payments under capital leases were $4.2 million. These leases require payments of approximately $1.0 million for the remainder of 2001, $2.5 million in 2002, $738,000 in 2003 and $46,000 in 2004. In addition, as of
September 30, 2001 our future minimum lease payments under operating leases are $8.0 million. These leases require payments of approximately $0.5 million for the remainder of 2001,

$1.7 million in 2002, $1.6 million in 2003, $1.3 million in 2004, $1.1 million in 2005 and 2006, and $743,000 in 2007. We expect to selectively make investments in capital assets and information systems as we expand our operations. The timing and amount of future capital expenditures will depend primarily on our future growth. For the remainder of 2001, we expect to spend approximately $7.5 million for computer and test equipment, including application software, workstations and servers, and laboratory equipment.

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

As of September 30, 2001, our primary sources of liquidity were $145.7 million in cash, cash equivalents and short-term investments and $34.1 million in long-term marketable securities. We believe that existing cash, cash equivalents, investments and marketable securities will be sufficient to meet our operating and capital requirements for the next 24 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

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

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company beginning January 1, 2002. As of September 30, 2001, the Company has no intangible or goodwill assets impacted by this statement.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. Management intends to adopt this standard as of January 1, 2002 and does not expect a material impact.

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

INTEREST RATE SENSITIVITY

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2001, the fair market value of these investments would decline by an immaterial amount.
We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.


EXCHANGE RATE SENSITIVITY

We presently operate primarily in the United States, and sales to date have been primarily made in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Twelve purported securities class action lawsuits are currently pending against the Company in the United States District Court for the Southern District of New York. The complaints also name one or more of the Company's underwriters in the Company's initial public offering and certain officers and directors of the Company. The complaints allege that the underwriters of the Company's initial public offering charged excessive commissions and obtained other allegedly improper agreements from their customers as a condition of allocating to them shares in the Company's initial public offering. The complaints allege that the Company violated the federal securities laws by not disclosing in the Company's initial public offering registration statement these alleged practices of the underwriters. The actions seek rescission of the plaintiffs' alleged purchases of Company stock and other damages and costs associated with the litigation.
The complaints have been transferred for pretrial purposes with approximately 800 other complaints against over 180 publicly-traded companies to a single federal judge in the United States District Court for the Southern District of New York. The Company and its officers and directors deny any liability and intend to defend against the allegations vigorously. While the Company can make no promises or guarantees as to the outcome of these actions, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition or results of operations.

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

(b)  Reports on Form 8-K

     The Company did not file any current reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AVICI SYSTEMS INC.


Date      November 13,  2001       By: /s/Paul F. Brauneis
       -----------------------     --------------------------------

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