Form 10-K
period 2001-12-31
AVICI SYSTEMS INC
filed 2002-03-27
CIK 1094895

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended: December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number: 000-30865

                               -----------------

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

                               -----------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.0001 Par Value


                               -----------------
   Indicate by check mark whether the registrant:   (1) has filed all reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [X]   No  [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 15, 2002, was approximately $113,876,682 (based on the closing price of the Registrant's Common Stock on March 15, 2002, of $2.43 per share).

   The number of shares outstanding of the Registrant's $.0001 par value Common Stock as of March 15, 2002 was 50,276,125.

                               -----------------

                      DOCUMENT INCORPORATED BY REFERENCE

   The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2001. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AVICI SYSTEMS INC.

                          ANNUAL REPORT ON FORM 10-K
                         YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

   PART I...............................................................  3
    ITEM 1.  BUSINESS...................................................  3
    ITEM 2.  PROPERTIES................................................. 10
    ITEM 3.  LEGAL PROCEEDINGS.......................................... 11
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 11
   PART II.............................................................. 12
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS........................................ 12
    ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA....................... 13
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................. 14
    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. 32
    ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA... 33
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE........................ 56
   PART III............................................................. 56
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......... 56
    ITEM 11. EXECUTIVE COMPENSATION..................................... 56
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT................................................. 56
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 56
   PART IV.............................................................. 56
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K................................................... 56
   SIGNATURES........................................................... 59

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

                                    PART I

ITEM 1.   BUSINESS

Overview

   Avici Systems Inc., a Delaware corporation, was incorporated in 1996. We provide high-speed data networking equipment that enables telecommunications companies and Internet service providers to transmit high volumes of information across their networks. Our high-performance routing solution is being marketed to telecommunications companies and Internet service providers, referred to as carriers, that are creating or expanding networks to address the increasing data traffic across the Internet. The Avici routing product family, including the Terabit Switch Router product (TSR(R)) and the Stackable Switch Router product (SSR(TM)), is designed to provide:

  .   capital and operational cost savings;

  .   high-speed/high-volume capacity;

  . high levels of operational availability and redundancy, which we refer to as carrier-class reliability; and

  . the ability to incrementally add capacity to the network without disrupting network performance, which we refer to as in-service scalability.

   Our products also optimize bandwidth by dynamically managing and prioritizing network traffic, thereby enabling carriers to provision new revenue-generating services. Our products provide these benefits through our proprietary technologies, including our application specific integrated circuits, or ASICs, and distributed system design, as well as our patented Composite Link(TM) technology, which enables carriers to combine multiple lower speed connections to create a single high-speed connection. AT&T has deployed the TSR in its North American IP backbone network. The TSR has also been deployed by France Telecom in the VTHD R&D network, by Chung Hwa Telecom in its Next Generation Test Bed Network, by several agencies of the United States government and by the DARPA-funded National Transparent Optical Network. The TSR and SSR are also currently in trials and tests with additional prospective customers, both domestically and internationally. Deployment of our products is dependent upon the successful completion of field trials with prospective customers.

Industry Background

   Demand for Data Services is Fueling Network Growth

   Data traffic over communications networks continues to grow despite capital expenditure constraints in the telecommunications industry. This increase of data traffic is being driven by a number of factors, including increases in the number of Internet users worldwide and business use of the Internet for applications such as e-commerce, content delivery, and virtual private networks. To keep pace with the growing demand, transmission speeds have increased and require higher speed scalable routing platforms to cost effectively manage growth.

   Limitations of the Existing Public Network Infrastructure

   The existing public networks are largely built on technologies that were originally designed to provide only voice services. These networks are based on circuit switch technology, which dedicates an individual connection or part of the network for the duration of a call even while there are pauses in the conversation. Although adequate for voice traffic, circuit switch technology is inefficient for the transmission of large volumes of data traffic, which tends to occur in large, intermittent bursts.

   Carriers have sought to increase the efficiency of data transmission by adopting packet switching technologies, such as Internet Protocol, or IP, which divides data traffic into individual packets and transmits them independently over the network. Packet-switching technologies enable carriers to send data to multiple sources on the same connection, thereby substantially reducing the bandwidth wasted using circuit switch technology. As carriers have migrated to IP, they may be currently using multiple data networks, each utilizing different data transmission protocols. As a result, carriers are evaluating their networks for ways to make them more operationally efficient, more responsive, and cost effective across the routing and optical domains. Carriers that currently have multiple networks to support their data services may utilize IP/Multi-protocol Label Switching (MPLS) enabled scalable and reliable routers to converge the number of networks required. Utilizing MPLS traffic engineering and Quality of Service (QoS) mechanisms, carriers can provide many value-added services on a common IP/MPLS network.

   Carriers are also seeking to make the interaction between the optical transport network and IP layers more efficient. Optical switch vendors and router vendors are working together to improve signaling and interactions between these two networks. The goal is to simplify service provisioning, eliminate redundant network functions, and optimize network protection and restoration schemes. Improved communication across the optical and IP domains can enable service providers to realize capital expenditure reductions, operational efficiencies, and improved reliability and customer service level agreement support.

   Limitations of Existing Routers

   Legacy or traditional router offerings employ a centralized design, which inherently limits the number of interfaces available in a single router. This limitation requires that carriers either inefficiently cluster multiple routers to emulate the functionality of a single large router with greater capacity or repeatedly undertake disruptive and expensive large-scale upgrades, known as forklift upgrades, to address the increases in transmission speeds and capacities.

   At the same time, traditional routers are unable to communicate efficiently with optical transmission equipment to dynamically change bandwidth or enable the provisioning of new services without disrupting the entire network. This limitation increases the time and effort required for carriers to deliver new services or reconfigure the network in the event of sudden changes in bandwidth demand.

   Carrier Requirements for a New Architecture

   To respond to the challenges created by the increasing volume of data traffic on the existing public networks, carriers are not only focused on optimizing their networks for more efficient data transmission, but are also searching for a means to rapidly provision new revenue-generating services. As a result, carriers are demanding solutions with the following attributes:

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

   Carrier-Class Reliability. The equipment that carriers deploy within their networks must offer the highest level of up-time and redundancy. To meet this requirement, known as carrier-class reliability, router designs must minimize any single point of failure and provide automatic recovery from network failures and device errors.

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

   Quality of Service (QoS). As carriers consolidate existing services on the IP backbone, as well as offer new services, they must deliver quality of service, or the ability to assign different priorities to different traffic types. QoS is crucial to the delivery of time-sensitive data streams, such as voice and video. Routers must provide quality of service functionality over IP without adversely affecting performance. In addition to prioritizing packets, routers must be able to manage and control network congestion to enable carriers to deliver service level guarantees to their customers.

   High Performance. In order to support service requirements, carriers demand high levels of performance and flexibility. Although there are different measures for determining performance of routers, we believe the most critical measure is the ability to process and forward packets at transmission rates even as advanced features such as QoS are utilized.

   Interoperability. Due to economic constraints associated with upgrading an entire network to accommodate new technologies, it is critical that new network equipment support the protocols and devices already deployed in carrier networks.

   Instead of trying to adapt older technologies or interim solutions that provide only incremental increases in capacity, carriers are now seeking solutions that will enable them to cost-effectively build networks designed to capitalize on the opportunities created by the growth of the Internet and the proliferation of data traffic.

The Avici Solution

   Our high-performance TSR and SSR products are engineered to provide a long-term solution for carrier networks by providing a platform for growth and control of increasing volumes of data traffic. Our solution is designed to provide the following key benefits:

   Cost-Effective Network Expansion and Operation. By providing a system that scales from small configurations to the industry's largest capacity router, Avici enables customers to design router-based networks that can grow as the demand for capacity grows without the need for constant re-engineering of the network. The scalable architecture of our TSR and SSR reduces the number of interface cards needed when compared with solutions using small, fixed configuration devices. By minimizing the need for inefficient clustering, continuous network upgrades and layers of legacy equipment, our products reduce the overall cost of expanding and operating the network.

   Carrier-Class Reliability. The TSR and SSR have been designed and manufactured to be highly reliable in the core of the carrier network. We believe our products' technologically advanced features, such as our distributed switch fabric architecture, Velociti(TM), and Composite Links, will enhance the reliability and performance of carrier networks.

   Rapid Response to Network Demands. The scalability of the TSR and SSR enables carriers to incrementally add capacity in a cost-effective, non-disruptive manner. This capability for dynamic bandwidth provisioning enables carriers to service existing customers while rapidly adapting to changes in bandwidth demand, new service offerings and increased usage. Our products have also been designed to meet the current and evolving performance and bandwidth requirements at the core of carriers' networks. Our products enable in-service scalability as demand increases, thereby eliminating expensive clustering designs and forklift upgrades. We believe that this scalability and flexibility position our products as a long-term solution for carriers.

   Ability to Support Existing and New Revenue-Generating Services. Our TSR and SSR provide an effective foundation for the delivery of existing and new data communication services. Our products enable carriers to add capacity to support services and customers without network disruption and to prioritize data traffic to effectively provide quality of service guarantees.

   Ability to Support High Volumes of Network Traffic with Existing Interfaces. Our TSR and SSR, through our Composite Link technology, are capable of processing data packets at virtual line rates exceeding 10 gigabits per second, thereby achieving virtual performance beyond OC-192. In addition, our products provide the ability to prioritize IP traffic through quality of service features without any loss of transmission speeds.

Strategy

   Our goal is to design, develop and provide highly reliable, scalable, and cost effective high-speed data networking equipment that will power the core of carriers' networks and establish new standards for carrier class routing. The key elements of our strategy are to:

   Extend Technological Capabilities. We have developed a product architecture designed specifically for the core of the carriers' networks. We plan to continue to invest heavily in research and development to satisfy the requirements of carrier networks. We plan to enhance the features of the TSR and SSR and bring to market new, complementary products. During 2001, we delivered a major software release that increased functionality in reliability, scalability, and service support, three new line card modules increasing density and port offerings for OC48c, OC-192c, and Gigabit Ethernet, and our SSR platform. We take a leading role in industry standard-setting forums and promote the interoperability of our products with those of key optical switch and router vendors.

   Continue Penetration of Key Carrier Accounts. We strive to capture the market opportunity presented by carriers demanding additional capacity as well as carriers seeking to cost effectively support new and existing services. We initially focused on a select group of leading carriers with the TSR, and we are currently participating in a number of customer trials. With the introduction of the SSR in October 2001, we have expanded our total addressable market to include smaller service providers, metropolitan area network cores, and international carriers. The SSR is also currently participating in a number of customer trials. We plan to expand our direct sales force, domestically and internationally, which will work together with our established customer service organization, and our existing partners, Samsung in the Republic of Korea and Itochu (CTC) in Japan. We also plan to pursue new partnerships with international distributors, third-party service and support organizations and complementary product companies to expand our market presence.

   Enable New Carrier Service Offerings. We work closely with our customers and prospective customers to understand their network requirements. We use this knowledge to develop new features and functionality to enable carriers to support their customers. For example, our MPLS enables carriers to control traffic flow and to offer services such as virtual private networks. We will seek opportunities to enhance our product features and promote the TSR and SSR as an effective means for carriers to capitalize on new service opportunities.

   Rely on Strategic Outsourcing. Our outsourcing strategy enables us to focus our resources on our core competencies of product design and development, sales and marketing. Although we design and develop our ASICs and other proprietary technologies, we select and work closely with ASIC fabrication and electronics manufacturing services providers to promote the cost-effective, timely and reliable manufacture and testing of our products. To complement our internal customer service organization, we have entered into global service and support arrangements for our products with third parties.

Products and Technology

   Product Architecture

   Our TSR and SSR have been designed to provide critical functions for carriers seeking to build reliable IP-based networks. We utilize a parallel and distributed design to address the large volume of packet forwarding and increasing traffic volume requirements of the Internet. By using a distributed architecture that incorporates processing and packet routing functionality in our line card ASICs, our products are designed to provide carriers with a smooth upgrade path from OC-48c (2.5 Gbps) to speeds of OC-192c (10 Gbps), OC-768 (40 Gbps), and higher by changing or bundling line card modules as they become available rather than upgrading the entire chassis. Accordingly, this architecture provides in-service scalability and preserves the initial investment in our products.

   IPriori Carrier System Control Software

   IPriori is an advanced software system that has been developed to optimize and control switching and routing in the TSR and SSR. IPriori is built on a distributed model, which uses multiple processor units to provide increased levels of reliability and scalability, and is specifically designed to address the system requirements arising from a large number of ports. Through our extensive field testing and network deployments, we have successfully demonstrated our interoperable implementations of standard protocols such as BGP, OSPF, and IS-IS.

   Composite Links

   The Avici TSR and SSR products connect to the transport network layer through many physical connections. Physical connections between our two products can be combined into a single virtual network interface to provide a carrier with a high-capacity connection. This single network connection is called a Composite Link. Composite Link technology enables carriers to add additional lines or increase or decrease transmission speeds on a particular Composite Link without disrupting the network. This enables carriers to meet increases in bandwidth demand and to offer new services to their customers more quickly and efficiently. Each Composite Link can be configured with up to 64 network interfaces. With this feature, our products can adapt to heavy or light traffic demand in the network by adding or removing physical connections from the composite group. Because our Composite Links operate with no network disruption, they enable the rapid provisioning of additional bandwidth while maintaining a stable and reliable environment for IP services.

   We have complemented our Composite Links with MPLS functionality to provide traffic engineering capabilities and enable carriers to control and efficiently balance data traffic across their networks. We believe MPLS is a key component of differentiated IP-based services and, when combined with other quality of service mechanisms, will enable carriers to support their service requirements.

   Velociti Switch Fabric

   Our Velociti switch fabric is the mechanism that transfers data from an input line card to specific output cards in the TSR and SSR. This direct communication provides high-speed data transfer and, as additional capacity is needed, enables cost-effective addition of line cards. Because all data handling, switching and packet processing has been incorporated into the line cards, carriers are able to support higher speed line cards without forklift upgrades. The Velociti switch fabric also gives our products a high level of reliability by creating multiple connections between pairs of input and output line cards. In the event one path fails, one of the backup paths is selected to continue data transmission, thereby substantially reducing the risk of disruption to the network.

   ASIC-based Packet Routing Technology

   We have consolidated all data-flow and control processes, including packet input and output framing, forwarding, scheduling, and switching into our application specific integrated circuits, or ASICs. All of our ASICs reside on each line card module and with the addition of each line card module in our TSR or SSR, the overall capacity of our product increases. Our ASIC design and distributed switch fabric provide packet forwarding performance regardless of packet address and route table size. We also work with leading component manufacturers in the areas of field programmable gate arrays (FPGAs), network processors, and framers.

Sales, Marketing, and Customer Service and Support

   We sell and market our products primarily through our direct sales force, systems integrators, and distributors. Our sales cycle to carriers typically is a lengthy and deliberate process. After preliminary discussions with our sales organization, prospective customers may receive evaluation equipment to encourage formal testing. The sales cycle normally includes laboratory testing in which the TSR and SSR are evaluated against competing products for performance, scalability, reliability, interoperability, and other measures. Upon completion of the laboratory tests, one product is typically selected for field trials in which the product is deployed in a carrier's network in a limited and controlled fashion. Only after successful completion of field trials will carriers place orders for commercial deployment across their networks over time.

   Our marketing objectives include building market awareness and acceptance of Avici and the Avici TSR and SSR as well as generating qualified customer leads. In addition to traditional marketing activities, we are working closely with standards bodies such as the Optical Internetworking Forum (OIF), IEEE, and IETF to promote the interoperation of our routers with optical equipment from other vendors.

   Our international sales are conducted through a direct sales force, systems integrators, and distributors. We have regional partners in Japan, the Republic of Korea, and Southeast Asia. In addition, in order to further our international sales objectives, we will continue identifying and establishing relationships with additional country-specific distributors.

   We believe that a broad range of support services is critical to the successful installation and ongoing support of the TSR and SSR, the development of long-term relationships with customers and the generation of additional sales of our products to our customers. We are committed to providing our customers with the highest levels of service and support.

Customers

   Our target end-user customers include incumbent local exchange carriers, inter-exchange carriers, postal telephone and telegraph operators or PTTs (international incumbent operators), international competitive carriers, Internet service providers, and agencies of the United States government. During the second half of 2001, continuing unfavorable economic conditions caused a sudden decrease in capital spending as well as delays in purchasing decisions by telecommunications service providers. These conditions are expected to continue in the near term.

   During 2000, we entered into procurement agreements with AT&T Corp. ("AT&T"), Qwest Communications ("Qwest"), Williams Communications ("Williams"), and Enron Broadband Services ("Enron"). The procurement agreements generally describe the terms and conditions under which these customers may purchase equipment from us.

   Our procurement agreement with AT&T has no minimum purchase commitment level and expires in December 2003. AT&T has deployed the TSR in seven locations within its North American IP backbone network and we expect continued deployments in additional locations.

   Our procurement agreement with Qwest provides for an undisclosed minimum purchase commitment and expires in July 2003. As of December 31, 2001, Qwest had cumulative purchases from us of approximately $14 million. Deployment of our products by Qwest is dependent upon the successful completion of ongoing competitive trials, which we expect to be completed during 2002. There can be no assurance, however, as to the timing of the completion of these trials or that their outcome will be favorable.

   In December 2001, we amended our procurement agreement with Williams to extend the term through December 2003. The amended agreement provided for a current cash payment of $8.5 million, which we received in December 2001, and included $2.7 million for product deliveries made in the fourth quarter of 2001 and $5.8 million in lieu of remaining purchase commitments in the original agreement totaling $25 million. The $5.8 million may be used as a credit, applied at varying rates, against future purchases through 2003. As of December 31, 2001, Williams had cumulative purchases from us of approximately $5 million.

   Our procurement agreement with Enron had a previously disclosed purchase commitment of $15 million. Enron recently filed for United States bankruptcy protection. As of December 31, 2001, Enron had cumulative purchases from us of approximately $11 million. We do not expect to generate additional revenue from Enron. Furthermore, at December 31, 2001 there were no outstanding amounts owed by Enron to us for product shipped by the Company.

   The TSR has also been deployed by France Telecom in its VTHD R&D network, by Chung Hwa Telecom in its Next Generation Test Bed Network, by several agencies of the United States government, and by the DARPA-funded National Transparent Optical Network. Our TSR and SSR products are currently in various stages of trials and tests with prospective customers, both internationally and domestically. There can be no assurance as to the timing of the completion of these trials and tests or that their outcome will be favorable.

   During each of 2000 and 2001, AT&T, Qwest, and Enron each accounted for greater than 10% of our net revenue.

Research and Development

   We have a team of skilled engineers responsible for product design and development, quality assurance, and documentation with significant experience in optics, hardware and software, and with particular strengths in the areas of high speed interconnect, scalable connection fabrics, ASIC development and Internet routing protocols. We believe that strong product development capabilities are essential to our strategy of enhancing our core technology and developing additional applications in an effort to maintain the competitiveness of our product offerings. We have made, and will continue to make, a substantial investment in research and development. Research and development expenses were $61.5 million for the year ended December 31, 2001, $54.1 million for the year ended December 31, 2000, and $36.8 million for the year ended December 31, 1999.

Competition

   The market for carrier-class data networking equipment is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. This market historically has been dominated by Cisco Systems, which as a result of its early leadership position in the market has been able to develop and promote a broad product line of routers. We also compete with other established companies such as Juniper Networks. We may experience a reluctance by our prospective customers to replace or expand their current infrastructure solutions, which may be supplied by these competitors, with our products. In addition, some of our competitors have significantly broader product lines than we do and may bundle their products with other networking products in a manner that may discourage prospective customers from purchasing our products. In order to compete effectively, we must deliver a product that is superior in meeting the needs of carriers and:

  .   scales easily and efficiently with minimum disruption to the network;

  .   interoperates with existing network designs and equipment;

  .   provides extremely high network reliability; and

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

Intellectual Property

   Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent protection, copyrights, trademarks, trade secret laws, and contractual restrictions on disclosure and other methods to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently have three patents granted in the United States and greater than 14 patent applications pending in the United States and related foreign patent applications pending. We cannot be certain that patents will be granted based on these or any other applications, or that, even if issued, the patents will adequately protect our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws, and we seek to limit disclosure of our intellectual property by requiring employees, consultants, and any third-party with access to our proprietary information to execute confidentiality agreements with us.

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

Manufacturing

   We outsource the manufacture and assembly of our products to contract manufacturers. We primarily use Celestica Corporation and Sanmina-SCI Corporation, both of which provide comprehensive manufacturing services, including assembly, test and control and procurement of material, on our behalf. We design product tests that are conducted using our test equipment by the contract manufacturer. We believe that the outsourcing of our manufacturing will enable us to conserve the working capital that would be required to purchase capital equipment, will allow us to adjust manufacturing volumes to meet changes in demand and will enable us to more quickly deliver products.

Employees

   As of December 31, 2001, we had a total of 293 employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical, sales and management personnel, for whom competition is intense. Our employees are not represented by any labor union. We believe our relations with our employees are good.

ITEM 2.   PROPERTIES

   Our headquarters are currently located in two leased facilities situated in the same office complex in North Billerica, Massachusetts, consisting of approximately 81,000 and 51,000 under leases that expire in October 2007 and July 2004, respectively. In the third quarter of 2001, we recorded a restructuring charge which included all remaining lease payments associated with an 18,000 square foot facility located in the same office complex and we are attempting to sublease this facility. We also lease sales office space in several locations in the United States and in Europe.

   The commercial real estate market in the Boston area is unpredictable in terms of available space, rental and occupancy rates and preferred locations. However, we expect our current space is adequate to support our targeted growth for the next twelve to eighteen months.

ITEM 3. LEGAL PROCEEDINGS

   During the period April through June 2001, the Company was named as a defendant in twelve shareholder class action litigations that have been filed in federal court in New York City against the Company and certain of its current and former officers and the underwriters of the Company's initial public offering (IPO). The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Felzen, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3363; Lefkowitz, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3541; Lewis, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3698; Mandel, et. al v. Avici Systems Inc., et al., C.A. No. 01-CV-3713; Minai, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3870; Steinberg, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3983; Pelissier, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4204; Esther, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4352; Zhous, et al. v. Avici Systems Inc. et al., C.A. No. 01-CV-4494; Mammen, et al. v. Avici Systems Inc., et. al., C.A. No. 01-CV-5722; Lin, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-5674; and Shives, et al. v. Banc of America Securities, et al., C.A. No. 01-CV-4956. These lawsuits, allege, among other things, that the underwriters of the Company's IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company's stock in the aftermarket as conditions of receiving shares in the Company's IPO. The lawsuits further claim that these supposed practices of the underwriters should have been disclosed in the Company's IPO prospectus and registration statement. The suits seek rescission of the plaintiff's alleged purchases of the Company's stock as well as unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the cases against the Company have all been transferred to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against the Company lack merit, and intends to defend the litigation vigorously.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

   Our common stock has been traded on the Nasdaq National Market under the symbol "AVCI" since July 28, 2000. Prior to that time, there was no public market for our stock. The following table sets forth, for the periods indicated, the high and low sale prices as reported on the Nasdaq National Market.

                                                    High    Low
                                                   ------- ------
              Fiscal 2000
               Third Quarter (since July 28, 2000) $174.50 $86.72
               Fourth Quarter..................... $ 95.95 $16.25
              Fiscal 2001
               First Quarter...................... $ 39.13 $ 7.38
               Second Quarter..................... $ 16.25 $ 5.04
               Third Quarter...................... $  8.84 $ 1.10
               Fourth Quarter..................... $  4.12 $ 1.22

   As of March 15, 2002, there were approximately 998 stockholders of record.

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

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this report. The statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data as of December 31, 2001 and 2000 are derived from our audited consolidated financial statements which are included elsewhere in this report. The statement of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data as of December 31, 1999, 1998 and 1997 are derived from our audited consolidated financial statements which are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

                                                                 Year Ended December 31,
                                               ----------------------------------------------------------
                                                 1997         1998          1999          2000         2001
                                               --------    ----------    ----------    -----------  -----------
                                                     (in thousands, except share and per share data)
Statement of Operations Data:
Gross revenue................................. $     --    $       --    $       --    $    15,887  $    56,643
Common stock warrant discount.................       --            --            --            817        3,267
                                               --------    ----------    ----------    -----------  -----------
       Net revenue............................       --            --            --         15,070       53,376
Cost of revenue...............................       --            --            --         11,157       51,973
                                               --------    ----------    ----------    -----------  -----------
       Gross margin...........................       --            --            --          3,913        1,403
Operating expenses:
   Research and development...................    4,168        27,357        36,821         54,056       61,527
   Sales and marketing........................       --         1,630         5,601         12,717       19,818
   General and administrative.................      858         2,010         3,041          4,770        9,538
   Stock-based compensation...................      325            60         3,171         18,659       15,003
   Restructuring charges......................       --            --            --             --        1,062
   Common stock warrant expense...............       --            --            --          2,400           --
   Purchased in-process research and
     development..............................       --            --            --          4,000           --
                                               --------    ----------    ----------    -----------  -----------
       Total operating expenses...............    5,351        31,057        48,634         96,602      106,948
                                               --------    ----------    ----------    -----------  -----------
Loss from operations..........................   (5,351)      (31,057)      (48,634)       (92,689)    (105,545)
Interest income...............................      272         1,301         1,533          8,735       10,698
Interest expense..............................      (85)         (362)         (689)          (733)        (645)
                                               --------    ----------    ----------    -----------  -----------
Net loss...................................... $ (5,164)   $  (30,118)   $  (47,790)   $   (84,687) $   (95,492)
                                               ========    ==========    ==========    ===========  ===========
Basic and diluted net loss per share.......... $ (34.71)   $   (19.05)   $   (13.99)   $     (3.69) $     (1.94)
                                               ========    ==========    ==========    ===========  ===========
Weighted average common basic and diluted
  shares......................................  148,785     1,581,038     3,416,534     22,938,383   49,258,306
                                               ========    ==========    ==========    ===========  ===========
Pro forma basic and diluted net loss per share
  (unaudited).................................                                         $     (2.03)
                                                                                       ===========
Pro forma weighted average common basic and
  diluted shares (unaudited)..................                                          41,763,735
                                                                                       ===========

   Prior to the Company's initial public offering which was consummated on August 2, 2000, weighted average common shares used in computing basic and diluted net loss per share exclude unvested shares of common stock subject to repurchase rights, as well as shares issuable upon conversion of redeemable convertible preferred stock. Weighted average common shares used in computing pro forma basic and diluted net loss per share includes the weighted average effect of the foregoing unvested restricted shares of common stock as well as shares issuable upon conversion of redeemable convertible preferred stock from the respective dates of issuance. Basic and diluted net loss per share are the same because all outstanding common stock options have been excluded, as they are considered antidilutive (see footnote 1(i) of the Notes to the Consolidated Financial Statements).

                                                          As of December 31,
                                            ----------------------------------------------
                                             1997      1998      1999      2000     2001
                                            -------  --------  --------  -------- --------
                                                           ( in thousands )
Balance Sheet Data:
Cash, cash equivalents and investments..... $ 6,870  $ 23,192  $ 47,917  $254,931 $164,441
Working capital............................   5,825    17,822    40,863   225,340  116,672
Total assets...............................   8,903    31,359    61,839   302,088  220,277
Long-term obligations, less current portion   1,471     5,521     6,390     3,072      753
Redeemable convertible preferred stock.....  11,017    55,098   123,441        --       --
Total stockholders' equity (deficit).......  (4,917)  (35,080)  (79,746)  267,878  193,687

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

Overview

   Avici Systems provides high-speed data networking equipment that enables telecommunications companies and Internet service providers to transmit high volumes of information across their networks.

   Since our inception, we have incurred significant losses. As of December 31, 2001, we had an accumulated deficit of $263.8 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICs, and software, and system testing the Avici Terabit Switch Router product, or TSR. Revenue was first recognized during the first quarter of 2000. We have also built our administrative, marketing, sales, customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur significant operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. We expect to incur significant sales and marketing, research and development and general and administrative expenses as we expand our business and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

   The TSR became commercially available in the fourth quarter of 1999. During 2001 we introduced the Avici Stackable Switch Router product, or SSR, a rack-mountable scalable router for carriers and service providers with smaller core networks. The first SSR sale occurred during the fourth quarter of 2001. We currently market our products to major carriers in North America through a direct sales force. We also market our products internationally through systems integrators, distributors, and a direct sales force in Europe. We currently provide product installation and customer field support through our internal customer service organization and third-party support organizations.

   Our target end-user customers include incumbent local exchange carriers, inter-exchange carriers, postal telephone and telegraph operators or PTTs (international incumbent operators), international competitive carriers, Internet service providers, and agencies of the United States government.

   During 2000, the Company entered into procurement agreements with AT&T Corp. ("AT&T"), Williams Communications ("Williams"), Qwest Communications ("Qwest"), and Enron Broadband Services ("Enron"). The procurement agreements generally describe the terms and conditions under which these customers may purchase equipment from us.

   Our procurement agreement with AT&T has no minimum purchase commitment level and expires in December 2003. AT&T has deployed the TSR in seven locations within its North American IP backbone network and the Company expects continued deployments in additional locations.

   The Company's procurement agreement with Qwest provides for an undisclosed minimum purchase commitment and expires in July 2003. As of December 31, 2001, Qwest had cumulative purchases from us of approximately $14 million. Deployment of the Company's products by Qwest is dependent upon the successful completion of ongoing competitive trials, which the Company expects to be completed during 2002. There can be no assurance as to the timing of the completion of these trials and tests or that their outcome will be favorable.

   In December 2001, the Company amended its procurement agreement with Williams extending its term through December 2003. The amended agreement provided for a current cash payment of $8.5 million, which we received in December 2001 and included $2.7 million for product deliveries made in the fourth quarter of 2001 and $5.8 million in lieu of remaining purchase commitments in the original agreement totaling $25 million. The $5.8 million can be used as a credit, applied at varying rates, against future purchases through 2003. As of December 31, 2001, Williams had cumulative purchases from us of approximately $5 million.

   The Company's procurement agreement with Enron had a previously disclosed purchase commitment of $15 million. Enron recently filed for United States bankruptcy protection. As of December 31, 2001, Enron had cumulative purchases from us of approximately $11 million. The Company does not expect to generate additional revenue from Enron. Furthermore, at December 31, 2001 there were no outstanding amounts owed by Enron to the Company for product shipped by the Company.

   The TSR has also been deployed by France Telecom in its VTHD R&D research network, by Chung Hwa Telecom in its Next Generation Test Bed Network, by several agencies of the United States government, and by the DARPA-funded National Transparent Optical Network. The Company's TSR and SSR products are currently in various stages of trials and tests with prospective customers, both internationally and domestically. There can be no assurance as to the timing of the completion of these trials and tests or that their outcome will be favorable.

   From the first quarter of fiscal 2000 through the second quarter of fiscal 2001 our net revenues increased sequentially each quarter. However, our gross revenue decreased 52% from the second quarter to third quarter of fiscal 2001 due to unfavorable economic conditions followed by a significant decrease in capital spending by telecommunications service providers. In response to these conditions, the Company implemented restructuring programs during the third and fourth fiscal quarters of 2001 designed to decrease operating expenses and align resources with future growth opportunities. The restructuring programs included workforce reductions totaling 95 employees, or approximately 24% of the workforce. The affected employees are entitled to severance and other benefits pursuant to a benefits program. The Company recorded charges totaling $0.9 million for these termination benefits during the third and fourth fiscal quarters of 2001. Approximately $0.6 million in termination benefits was paid during 2001 and the remaining $0.2 million is expected to be paid during the first quarter of 2002. In addition, the Company recorded a charge of $1.7 million to dispose of redundant assets and to accrue lease payments associated with excess facility space.

   The Company's restructuring related reserves at December 31, 2001 are summarized as follows (in thousands):

                                                                             Restructuring
                                                                              Accrual at
                                                   Total    Noncash   Cash   December 31,
                                                   Charge   Charges  Payment     2001
                                                   -------  -------  ------- -------------
Workforce reduction............................... $   869  $    --   $631       $238
Consolidation of facilities and disposal of assets   1,718    1,330     53        335
Reversal of stock based compensation..............  (1,525)  (1,525)    --         --
                                                   -------  -------   ----       ----
   Total.......................................... $ 1,062  $  (195)  $684       $573
                                                   =======  =======   ====       ====

   The workforce reduction resulted in the forfeiture of employee stock options. The restructuring charge includes the reversal of $1.5 million of non-cash stock based compensation expense previously recorded for the forfeited options.

   Additionally, the Company recorded a charge of $17.2 million as an element of cost of sales to reflect a write down of inventories and inventory commitments for long lead time items which were considered to be in excess of foreseeable demand. The write down was necessitated by the sudden and significant decline in carrier demand experienced during the third quarter and the resultant delays in carrier purchasing decisions. Accordingly, the Company adjusted future demand forecasts, and performed a detailed review of inventory on hand, and inventory commitments with suppliers. As a result of this review, commitments to suppliers including ASICs, module components, and TSR bay components totaling approximately $9.6 million and inventory components and finished goods on hand relating to the TSR product, totaling approximately $7.6 million were identified as in excess of forecasted demand for the next 12 months. During the fourth quarter of fiscal 2001, the Company paid $7.0 million to settle inventory commitments with suppliers, and the Company expects to substantially pay the remaining $2.6 million of accrued supplier commitments during the first quarter of 2002. Approximately $2.0 million of excess inventory on hand was discarded during the fourth quarter of fiscal 2001. Based on our current demand forecasts, the Company does not currently anticipate that the remaining $5.6 million of excess inventory will be used at a later date.

   Although the Company expects telecommunications service providers to continue to maintain conservative levels of capital spending in the near term, we do not anticipate that further charges for restructuring actions and excess inventory will be required in the next twelve months. However, should deterioration in the telecommunications equipment market continue, resulting in carrier purchases not meeting our expectations, inventory may become obsolete or unusable, requiring additional charges, which may have an adverse impact on the financial results and financial condition of the Company.

   We outsource our manufacturing operations to contract manufacturers that assemble and test our products in accordance with our specifications. Accordingly, a significant portion of our cost of revenue involves payment to these entities. Our cost of revenue also includes payments to LSI Logic, which develops several of our proprietary ASICs. These proprietary ASICs are very complex and LSI Logic is currently our sole source supplier for them. Our cost of revenue also includes overhead costs, primarily for material procurement associated with our manufacturing. Warranty costs and inventory provisions are expensed as cost of revenue.

   Research and development expenses consist primarily of salaries and related employee costs, prototype equipment, materials costs and third-party costs and fees related to the development and prototyping of our proprietary technology, including our ASICs. We expense research and development costs as incurred. We expect that research and development expenses will increase in absolute dollars as demand for our products, features and functionality increases.

   Sales and marketing expenses consist primarily of salaries and related employee costs, sales commissions, travel, public relations, training and other costs associated with marketing material and tradeshows. We expect that sales and marketing expenses will increase in absolute dollars as we broaden our sales infrastructure, establish sales offices in new locations domestically and internationally and initiate new marketing programs.

   General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel and professional fees. In the near term, we expect that general and administrative expenses will decrease in absolute dollars due to cost reduction programs implemented by the Company. Longer term, we expect that general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business.

   In December 2000, in connection with the execution of a nonexclusive systems and services agreement, the Company issued a warrant to AT&T to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The agreement between the Company and AT&T provides AT&T with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is nonforfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the agreement. As of December 31, 2001, approximately $4.1 million has been amortized, $0.8 million in 2000 and $3.3 million in 2001.

   During the years ended December 31, 1999, 2000, and 2001, the Company recorded non-cash deferred compensation of approximately $10.4 million, $34.7 million, and $1.2 million, respectively, as an element of stockholders' equity. These amounts represent the aggregate difference between the deemed fair value of the Company's common stock and the exercise price of stock options and the selling price of restricted stock sold. All stock options granted and restricted stock sold prior to 1999 were at fair market value, as determined by the Board of Directors, and, therefore, did not result in deferred compensation. The deferred compensation is being recognized as an expense over the vesting period of the stock options and restricted stock. During the years ended December 31, 1999, 2000 and 2001, the Company recorded approximately $3.2 million, $18.7 million, and $15.0 million, respectively, of stock based compensation expense. Stock based compensation expense includes the value of stock options granted to consultants totaling $0.2 million in 1999 and $1.3 million in 2000. The Company expects to recognize compensation expense of approximately $6.3 million, $2.6 million and $0.6 million during the years ended December 31, 2002, 2003, 2004, respectively, based on stock options and restricted stock issued prior to December 31, 2001.

Critical Accounting Policies

   The Company considers certain accounting policies related to revenue recognition, inventory and warranty liabilities to be critical accounting policies due to the estimation processes involved in each.

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

   We value our inventory at the lower of our actual cost or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand for the next twelve months. As demonstrated during 2001, demand for our products can fluctuate suddenly and significantly due to changes in economic and business conditions. A significant increase in demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory on hand and at suppliers. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory on hand and at suppliers. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

   Our warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.

Results of Operations

  Fiscal Year ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

   Net Revenue. Net revenue was $53.4 million for the year ended December 31, 2001, as compared to $15.1 million for the year ended December 31, 2000. The increase is a result of higher unit sales of bays and modules, and higher service revenue from maintenance and support. Revenue is recorded net of common stock warrant discount which totaled $3.3 million in 2001 and $0.8 million in 2000. During 2001 and 2000, shipments to three customers accounted for 47%, 23% and 13% of net revenues and 32%, 25% and 15% of net revenues, respectively. Service revenues in 2001 and 2000 were less than 10% of net revenues.

   Cost of Revenue. Cost of revenue was $52.0 million for the year ended December 31, 2001, an increase of $40.8 million over 2000. Cost of revenue for 2001 includes the $17.2 million charge for excess and obsolete inventory. Cost of revenue as a percentage of gross and net revenue for the year ended December 31, 2001 was approximately 92% and 97%, respectively, compared to 70% and 74% for the prior fiscal year. The higher percentage in 2001 reflects the impact of the charge for excess and obsolete inventory. Excluding the charge for excess and obsolete inventory, cost of revenue as a percentage of gross and net revenue for the year ended December 31, 2001 was approximately 61% and 65%, respectively, compared to 70% and 74% for the prior fiscal year. The lower percentage reflects the spreading of fixed overhead costs over a larger revenue base, a shift in product mix in 2001 to higher margin modules versus bays, and certain cost reductions achieved with key suppliers. We anticipate cost of revenue, as a percentage of both gross and net revenue, and after excluding the impact of the charge for excess and obsolete inventory, to decrease on a year over year basis as the future revenue mix continues to shift to higher margin modules and as fixed overhead costs are spread over an even greater revenue base.

   Research and Development. Research and development expenses increased $7.4 million from $54.1 million in 2000 to $61.5 million in 2001. The increase was due to an increase of $7.7 million in salary and salary-related expenses associated with increased staffing, increased depreciation expense of $9.8 million associated with the build out of the Company's internal development network, and an increase of $1.7 million in other research and development costs. These increases were offset by an $11.8 million decrease in outside service and supply costs incurred to develop the initial TSR.

   Sales and Marketing. Sales and marketing expenses increased $7.1 million from $12.7 million in 2000 to $19.8 million in 2001. The increase was due to an increase of $4.3 million in salary and salary-related expenses associated with increased staffing, increased depreciation expense of $2.0 million associated with the build out of the Company's customer support infrastructure and an increase in other sales-related expenses of $0.8 million.

   General and Administrative. General and administrative expenses increased $4.7 million from $4.8 million in 2000 to $9.5 million in 2001. The increase was due to an increase of $1.6 million in salary and salary-related expenses associated with increased staffing, an increase in costs relating to a new business systems of $1.1 million and other costs of $2.0 million necessary to support the growing scale of operations, and operate as a public company.

   Stock-Based Compensation. Stock-based compensation expense decreased from $18.7 million in 2000 to $15.0 million in 2001 due to certain option grants becoming fully vested, and the related compensation expense becoming fully amortized.

   Common Stock Warrant Expense. Common stock warrant expense represents the Black-Scholes value of a warrant issued to a potential customer. Common stock warrant expense was $2.4 million for fiscal 2000. The Company had no common stock warrant expense in fiscal 2001.

   Purchased In-Process Research and Development. The Company's in-process research and development ("IPR&D") is comprised of a single research and development project which is focused on certain aspects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to approximate $1.5 million. As of December 31, 2001, the project was estimated to be 32% complete and remaining research and development commitments were estimated to be approximately $1.2 million.

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

   Interest Income. Interest income increased from $8.7 million in 2000 to $10.7 million in 2001 due to an increase in weighted average cash balances available for investment.

   Interest Expense. Interest expense decreased from $0.7 million in 2000 to $0.6 million in 2001 due to decreases in equipment financed through capital leases.

  Fiscal Year ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999

   Net Revenue. Net revenue was $15.1 million for the year ended December 31, 2000. Revenue is recorded net of common stock warrant discount which totaled $0.8 million. The Company had no revenue in 1999. During 2000, shipments to three customers accounted for 32%, 25% and 15% of net revenues. Service revenue for fiscal 2000 was insignificant.

   Cost of Revenue. Cost of revenue was $11.2 million for the year ended December 31, 2000. Cost of revenue as a percentage of gross and net revenue for fiscal 2000 was approximately 70% and 74%, respectively. The Company had no revenue or cost of revenue in 1999.

   Research and Development. Research and development expenses increased $17.3 million from $36.8 million in 1999 to $54.1 million in 2000. This increase was due to an increase of $11.1 million in salary and salary-related expenses associated with increased staffing, an increase of $1.3 million in outside service and supply costs associated with the development of the TSR and an increase of $4.9 million in facilities and other research and development related costs.

   Sales and Marketing. Sales and marketing expenses increased $7.1 million from $5.6 million in 1999 to $12.7 million in 2000, due to an increase of $5.9 million in salary and salary-related expenses associated with increased staffing, and an increase of $1.2 million in other sales-related expenses.

   General and Administrative. General and administrative expenses increased $1.8 million from $3.0 million in 1999 to $4.8 million in 2000 due to an increase of $0.7 million in salary and salary-related expenses associated with increased staffing, and an increase of $1.1 million in other expenses necessary to support the growing scale of operations.

   Stock-Based Compensation. Stock-based compensation expense increased from $3.2 million in 1999 to $18.7 million in 2000 in connection with restricted stock and stock options granted during those periods at prices subsequently deemed to be below fair market value on the date of grant.

   Common Stock Warrant Expense. Common stock warrant expense represents the Black-Scholes value of a warrant issued to a potential customer. Common stock warrant expense was $2.4 million for fiscal 2000. The Company had no common stock warrant expense in fiscal 1999.

   Purchased In-Process Research and Development. The Company's in-process research and development ("IPR&D") is comprised of a single research and development project which is focused on certain aspects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to be approximately $1.5 million.

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

   Interest Income. Interest income increased from $1.5 million in 1999 to $8.7 million in 2000. The increase was due to increases in cash balances available for investment.

   Interest Expense. Interest expense approximated $0.7 in 1999 and 2000.

Net Operating Loss and Tax Credit Carryforwards

   We have not recorded a provision for income taxes because we have experienced net losses from our inception. As of December 31, 2001, we had net operating loss and tax credit carryforwards of approximately $215.8 million and $7.4 million, respectively. Approximately $9.4 million of the Company's net operating loss carryforwards relate to deductions associated with the Company's stock option plans, which will be benefited through stockholder's equity if realized. These carryforwards will expire at various dates through 2021, if not utilized. Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations contained in the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credits before utilization. Due to the uncertainty that exists regarding the recoverability of the associated deferred tax assets, a full valuation allowance has been recorded against these assets.

Liquidity and Capital Resources

   Since our inception, we have financed our operations through an initial public offering in July 2000, private sales of equity securities, and, to a lesser extent, equipment lease financing. From inception through December 31, 2001, we raised approximately $410.3 million from these equity offerings. During the year ended December 31, 2001, we used $53.5 million in cash for operating activities, compared to $57.6 million used in the year ended December 31, 2000, and $41.0 million used in the year ended December 31, 1999. The decrease in cash usage from 2000 to 2001 resulted principally from decreased investments in working capital. The increase in cash usage from 1999 to 2000 resulted principally from the ongoing research and development costs of the TSR, including personnel and material costs. We expect working capital requirements will increase if product sales increase, creating larger customer receivable balances and the need to build inventory in advance of shipment. In addition, we will selectively invest in infrastructure costs needed to support the scale of operations. We also anticipate that accruals for employee severance and inventory commitments in excess of foreseeable future requirements totaling $2.8 million will be substantially liquidated during the quarter ending March 31, 2002.

   Purchases of property and equipment were $37.7 million for the year ended December 31, 2001, $20.1 million for the year ended December 31, 2000, and $4.6 million for the year ended December 31, 1999, and consisted primarily of purchases of application software, test equipment and computer equipment, including workstations, servers and laboratory equipment primarily to support our increased research and development activities, customer support infrastructure and establish management information systems. We financed $1.7 million during the year ended December 31, 2000 and $4.4 million for the year ended December 31, 1999 through capital lease arrangements. As of December 31, 2001, our future minimum lease payment obligations were $3.3 million under capital leases which require annual payments of $2.5 million in 2002, $738,000 in 2003 and $46,000 in 2004. The timing and amount of future capital expenditures will depend primarily on our future growth. The Company expects that its capital expenditures will be approximately $20.0 million in 2002. In addition, our future minimum lease payment obligations under operating leases is $7.6 million which require payments of $1.8 million in 2002, $1.6 million in 2003, $1.3 million in 2004, $1.1 million in 2005 and 2006 and $0.7 million in 2007.

   The Company outsources the manufacture and assembly of its products. During the normal course of business, in order to maintain competitive lead times for customers and adequate components supply, the Company enters into agreements with certain suppliers to procure inventory based upon criteria as defined by the Company. As of December 31, 2001, the Company was committed to purchase approximately $3.4 million of inventory based upon such criteria.

   We also borrowed $1.3 million to fund software purchases under a term-loan agreement with a leasing company that is also a stockholder. This loan was repaid in 30 monthly installments through December 2001 of approximately $49,000, including principal and interest, plus a final payment in the amount of $187,500. The loan was paid in full at December 31, 2001. The effective annual interest rate of this loan was 17%.

   Other than obligations under capital leases, minimum payments under operating leases and certain commitments to vendors for long lead time inventory items, the Company has no additional debt for which it is a guarantor or direct obligor.

   We expect that working capital and capital expenditure requirements may increase if product sales increase, creating larger customer receivable balances, the need to build inventory in advance of shipment and the need for increased levels of test and management information systems equipment. At December 31, 2001, the Company had cash and cash equivalents of $65.4 million, short-term investments of $63.6 million, and long-term investments of $35.5 million. We believe that our existing cash, cash equivalents and investments, together with cash flows from operations, will be sufficient to meet our normal operating and capital requirements for the next 24 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities will be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Recent Accounting Pronouncements

   During 1998, 1999 and 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos. 133, 137 and 138, respectively, relating to the accounting for derivative instruments and hedging activities. The Company currently does not have any derivative instruments. The Company adopted the provisions of these standards in 2001. The adoption of these standards did not have a material impact on the Company's consolidated financial condition or results of operations.

   In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

   In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis, at least annually. This statement is effective for the Company beginning January 1, 2002. As of December 31, 2001, the Company had no intangible or goodwill assets impacted by this statement.

   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management adopted this standard as of January 1, 2002, and it did not have a material impact on the Company's consolidated financial position and results of operations.

Factors That May Affect Future Results

   We expect that substantially all of our revenues will be generated from a limited number of customers. Our revenues will not grow if our products are not selected for or do not successfully pass field trial tests.

   We currently have a limited number of customers. We expect that in the foreseeable future substantially all of our revenues will continue to depend on sales of our TSR and SSR products to these customers and a limited number of potential new customers. Our sales cycle typically involves a lengthy sales consultation process followed by laboratory testing in which our product is evaluated against competing products. If our product is selected for field trials after laboratory testing, our product is then tested in an operational environment. Generally, our customers do not contractually commit to purchase any minimum quantities of products from us until we have successfully demonstrated specific performance criteria in these field trials. We cannot predict whether our products will successfully complete laboratory tests or field trials with particular customers or whether these customers will order and commercially deploy our products in meaningful volumes. The failure of current or prospective customers to purchase our products for any reason, including the failure to pass field trials, any determination not to install our products in their networks or any downturn in their business, would seriously harm our ability to build a successful business. Even if we are successful in promoting the adoption of our products, customers usually test, purchase and deploy competitive products for various segments of their networks. Accordingly, we will likely face additional competitive challenges in further penetrating customer accounts.

   The TSR and SSR are currently our only products and our future revenues depend on enhancements to these products and their commercial success.

   Our future growth and our future revenue depend on the commercial success of our TSR and SSR, which are the only products that we currently offer. We have shipped our products to a limited number of current and prospective customers. These entities are currently using our products in their internal networks only, except for AT&T, which has deployed our TSR in its North American IP backbone network. Our other customers have not yet fully deployed our products in large network environments and may not choose to do so. Even if these customers do fully deploy our products, they may not operate as expected. The failure of our products to operate as expected could delay or prevent their adoption. We must also continue to enhance the features and functionality of the TSR and SSR to meet customer requirements. In addition, the failure of these planned product enhancements to operate as expected could delay or prevent future sales of our products. If our target customers do not adopt, purchase and successfully deploy our TSR or SSR and our planned product enhancements, our revenues will not increase significantly.

   We are exposed to general economic and industry conditions which have adversely affected our business since the third quarter of 2001.

   Our business is subject to the effects of general economic conditions in the United States and globally, and in particular, to market conditions in the telecommunications and networking industries. During the second half of 2001, continuing unfavorable economic conditions caused a sudden decrease in capital spending by telecommunications service providers, resulting in longer selling cycles with extended trial periods for new equipment purchases and delays in purchasing decisions. If economic conditions do not improve, or if we experience a worsening in the economic or industry downturn, our business, results of operations and financial condition will be harmed.

   Our failure to increase our revenues would prevent us from achieving and maintaining profitability.

   We have incurred significant losses in each quarterly and annual period since inception and expect to continue to incur significant losses in the future. As of December 31, 2001, we had an accumulated deficit of $263.8 million. We began recognizing revenues during the year ended December 31, 2000. We cannot be certain that our revenues will increase or that we will generate sufficient revenues to achieve profitability. We plan to continue product development and to selectively increase the number of our engineering, sales, marketing and administrative employees. These efforts will require significant expenditures, a substantial portion of which we will make long before any significant revenue related to these expenditures may be realized. In addition, our operating expenses are based largely on anticipated revenue trends and a significant portion of our expenses, such as personnel and real estate facilities costs, is fixed. As a result, we will need to generate significant revenues to achieve and maintain profitability. If we fail to achieve significant increases in our revenues, the size of our operating losses may be larger than expected. We may never achieve profitability or generate positive cash flows from operations. If we do achieve profitability or positive cash flows from operations in any period, we may not be able to sustain or increase profitability or positive cash flows on a quarterly or annual basis.

   We rely on sole or limited source suppliers for several key components. If we are unable to purchase these components on a timely basis, we will not be able to deliver our products to our customers within the timeframes required and we may experience order cancellations.

   We currently specify and purchase through our contract manufacturers several key components from sole or limited sources. We purchase application specific integrated circuits, or ASICs, from LSI Logic, and field programmable gate arrays, or FPGAs, from Xilinx. Our ASICs and FPGAs are very complex, and LSI Logic and Xilinx are our sole source supplier for them, respectively. We do not have a long-term, fixed-price or minimum volume of supply agreement with either LSI Logic or Xilinx. Alternative sources for our ASICs and FPGAs may require significant development time to meet our required specifications. If we are unable to procure our ASICs from LSI Logic, or our FPGAs from Xilinx, we could experience significant delays in our ability to deliver products to our customers, which may result in the cancellation of orders for our products.

   We also purchase other critical components and assemblies, including optical components, framers, and memory from sole or limited sources, and at times some of these components are subject to allocation. Although we believe that there are alternative sources for many of these components, in the event of a disruption in supply, we may not be able to develop an alternate source in a timely manner or at favorable prices, which could hurt our ability to deliver products to our customers and may result in the cancellation of orders for our products.

   We typically specify and purchase through our contract manufacturers all of our components under purchase orders placed from time to time. We do not carry significant inventories of components and have no guaranteed supply arrangements with our vendors. If we are unable to purchase our critical components at times and in volumes as our business requirements necessitate, we will not be able to manufacture and deliver our products to our customers in accordance with their volume and schedule requirements. If we are not able to satisfy the delivery requirements of our customers, they may reduce any future orders or eliminate our status as a vendor. Our reputation also would likely be harmed and, given the limited number of customers in our target market, we may not be able to replace any lost business with new customers. In addition, even if we are able to obtain these critical components in sufficient volume and on schedules that permit us to satisfy our delivery requirements, we have little control over their cost. Accordingly, the lack of alternative sources for these components may force us to pay higher prices. If we are unable to obtain these components from our current suppliers or others at economical prices, our margins would be adversely impacted unless we could raise the prices of our products in a commensurate manner. The existing competitive conditions may not permit us to do so, in which case we may suffer increasing losses or reduced profits.

   We have been in business for a short period of time and your basis for evaluating us is limited.

   We were founded in November 1996, our TSR became commercially available during the fourth quarter of 1999, and our SSR became commercially available during the fourth quarter of 2001. Accordingly, we have limited meaningful historical financial data upon which to base projected revenues and planned operating expenses and upon which investors may evaluate us and our prospects. In addition, our limited operating history means that we have less insight into how technological and market trends may affect our business. The revenue and income potential of our business, and in particular the TSR and SSR, is unproven and the market that we are addressing is rapidly evolving. Our ability to sell our products depends on, among other things, the level of demand for intelligent high-speed routers. You should consider our business and prospects in light of the risks and difficulties frequently encountered by companies like ours in the early stages of development.

   The long and variable sales cycle for our products may cause revenues and operating results to vary unexpectedly from quarter to quarter, which could affect the market price of our common stock.

   A customer's decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. As a result, our sales cycle is likely to be lengthy. Throughout the sales cycle, we spend considerable time and expense educating and providing information to prospective customers about the use and features of our products. Even after our customers make a decision to purchase, we believe that our customers will deploy our products slowly and deliberately. The timing of deployment can vary widely and depends on the skills of the customer, the size of the network deployment, the complexity of the customer's network environment and the degree of hardware and software configuration necessary. Customers with significant or complex networks usually expand their networks in large increments on a periodic basis. Accordingly, we expect to receive purchase orders on an irregular and unpredictable basis.

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

   Our products are complex and are designed to be deployed in large and complex networks with large volumes of traffic. Accordingly, our products can only be fully tested when completely deployed in these types of networks. To date, AT&T has deployed our TSR product in its North American IP backbone network and other customers are using our products solely in test networks. Despite this deployment and internal testing, our customers may discover errors or defects in the hardware or the software, or the product may not operate as expected even after it has been fully deployed. In addition, many of our customers will require that our products be designed to interface with their existing networks, each of which may have different specifications and utilize multiple protocol standards. Our customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with many of the products within these networks as well as future products in order to meet the requirements of our customers. Because our products are critical to the networks of our customers, any significant interruption in their service as a result of defects in our product or the failure of our product to interoperate within our customers' networks could result in lost profits or damage to these customers. These problems could cause us to incur significant service and warranty costs, divert engineering personnel from product development efforts and significantly impair our ability to maintain existing customer relations and attract new customers. Although our contracts with our customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages, a court might not enforce a limitation on our liability, which could expose us to financial loss. In addition, a product liability claim, whether successful or not, would likely be time consuming and expensive to resolve and would divert management time and attention. Further, if we are unable to fix the errors or other problems that may be identified in full deployment, we would likely experience loss of or delay in revenues and loss of market share and our business and prospects would suffer.

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

   Our TSR and SSR products require a sophisticated sales effort targeted at a limited number of key individuals within our target customers' organizations. This effort requires specialized sales personnel and systems engineers. We continue to staff our direct sales force and plan to hire additional qualified sales personnel and systems engineers. The competition for these individuals is intense, and we might not be able to hire the type and number of sales personnel and systems engineers that we need to be successful. In addition, we believe that our future success, particularly in international markets, is dependent upon our ability to establish successful relationships with a variety of systems integrators and distribution partners. To date, we have entered into agreements with only a small number of systems integrators and distribution partners. These systems integrators and distribution partners are not prohibited from selling products that compete with our products. We cannot be certain that we will be able to reach agreement with additional systems integrators and distribution partners on a timely basis or at all, or that our systems integrators and distribution partners will devote adequate resources to selling our product. If we are unable to expand our direct and indirect sales operations, we may not be able to increase market awareness or sales of our product, which may prevent us from achieving and maintaining profitability.

   The complexity of our products and the difficulty of installing them also require highly trained customer service and support personnel. We will need to effectively utilize our customer service and support organization to support a broader base of customers. Hiring customer service and support personnel is very competitive in our industry because there are a limited number of people available with the necessary technical skills and understanding of our market. In addition, once we hire these personnel, they may require extensive training in our product. If we are unable to expand our customer service and support organization and train them rapidly, or engage, manage and retrain third-party service and support organizations, we may not be able to increase sales of our product.

   We depend upon contract manufacturers and any disruption in these relationships may cause us to fail to meet the demands of our customers and damage our customer relationships.

   We do not have internal manufacturing capabilities. We rely on a small number of contract manufacturers to manufacture our products in accordance with our specifications and to fill orders on a timely basis. These contract manufacturers procure material on our behalf and provide comprehensive manufacturing services, including assembly, test and control. We have historically been dependent on two contract manufacturers, Sanmina-SCI Corporation and Celestica Corporation. We may not be able to effectively manage our relationships with these contract manufacturers and they may not meet our future requirements for timely delivery and quality. If we experience increased demand for our products, the challenges we face in managing our relationships with these manufacturers will be increased. Each of our contract manufacturers also builds products for other companies, and we cannot be certain that they will always have sufficient quantities of inventory available to fill orders placed by our customers, or that they will allocate their internal resources to fill these orders on a timely basis. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming and could result in a significant interruption in the supply of our product. If we are required or choose to change one or both of our contract manufacturers, we may lose revenue and damage our customer relationships.

   If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays.

   Our contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. We generally provide forecasts of our demand to these manufacturers up to 12 months prior to scheduled delivery of product to our customers. If we overestimate our requirements, our manufacturers may have excess inventory, which would increase our costs as we have additional charges for excess and obsolete inventory. If we underestimate our requirements, our manufacturers may have an inadequate inventory, which could result in delays in delivery to our customers and recognition of revenue. In addition, the lead times for materials and components we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. For example, our ASICs have a lead time of up to 20 weeks. We also may experience shortages of other components from time to time, which also could delay the manufacturing of our products.

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

  . fluctuations in the demand for high-speed routers, including our TSR and SSR;

  . the timing and size of customer orders for our products or cancellations of orders;

  .   the timing of product acceptance by customers;

  .   the timing and level of research and development and prototype expenses;

  .   the distribution channels through which we sell our products; and

  . general economic conditions, as well as conditions specific to the telecommunications industry.

   We plan to selectively increase our operating expenses to fund greater levels of research and development, expand our sales and marketing operations, broaden our customer support capabilities, and develop new distribution channels in line with projected growth. Our operating expenses are largely based on anticipated organizational growth and revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, if revenue for a particular quarter is below our expectations for any of the reasons set forth above, or for any other reason, we could not proportionately reduce operating expenses for that quarter. Accordingly, this revenue shortfall would have a disproportionate effect on our expected operating results for that quarter, which could result in significant variations in our operating results from quarter to quarter.

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

   Our future success will also depend upon our ability to develop and manage key customer relationships in order to introduce a variety of new products and product enhancements that address the increasingly sophisticated needs of our customers. Our current and prospective customers may require product features and capabilities that our products do not have. We must effectively anticipate and adapt to customer requirements and offer products that meet those demands in a timely manner. Our failure to develop products that satisfy customer requirements would seriously harm our ability to achieve market acceptance for our products. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. Material delays in introducing new products may cause customers to forego purchases of our products and purchase those of our competitors, which could seriously harm our business. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to effectively manage this transition would cause us to lose current and prospective customers.

   If we are unable to manage our planned growth effectively, we may incur increased costs and place too many demands upon our management team.

   Until the third quarter of 2001, we had expanded our operations rapidly since our inception. In the third and fourth quarters of 2001, we reduced the number of our employees by 24% as a result of unfavorable economic conditions in the telecommunications industry. We expect to selectively increase the size and scope of our operations, both domestically and internationally. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and information systems, and to continue to train, manage and selectively expand our work force. We may not be able to implement adequate control and reporting systems in an efficient and timely manner. We also expect that we will be required to manage multiple relationships with various customers and third parties. Further, the management of our operations in diverse locations may also complicate the task of managing our growth. Our failure to manage our growth effectively could increase our costs, adversely affect our relations with customers and suppliers and adversely affect our revenues and operating margins.

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

   Our future success also depends on our continuing ability to selectively identify, hire, train, assimilate and retain large numbers of highly qualified engineering, sales, marketing, managerial and support personnel. The demand for qualified personnel is high and competition for their services is intense. The competition for qualified employees in our industry is particularly intense in the Boston, Massachusetts area where our principal operations are located. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, we have experienced difficulty in hiring qualified ASIC, software, systems and test and customer support engineers. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of and negatively impact our ability to sell our products.

   We face risks associated with our international expansion that could impair our ability to grow our revenues abroad.

   We intend to further expand our presence in international markets. We currently have sales representatives and sales engineers in Europe and Asia. Our international sales are conducted through a direct sales force, systems integrators, and distributors. We have regional partners in Japan, the Republic of Korea, and Southeast Asia. In addition to our direct sales force in Europe, we have established a partnership with Dimension Data, a leading systems integrator of carrier equipment, to provide support services. In order to further our international sales objectives, we intend to continue to identify and establish relationships with additional country-specific distributors. We will require significant management attention and financial resources to successfully develop our direct and indirect international sales and support channels.

   We have limited experience in marketing and distributing our products internationally and we expect that we will need to develop versions of our product that comply with local standards. We may not be able to develop international market demand for our products. In addition, our international operations will expose us to a number of risks that we do not have to address in our domestic operations, including:

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

   If we were to supplement our internal growth by acquiring complementary businesses, technologies or product lines, we may not be able to identify and acquire suitable candidates on reasonable terms. We would be competing for acquisition candidates with other companies that have substantially greater financial, management and other resources than we do. If we did complete an acquisition, integrating newly acquired organizations and products and services is likely to be expensive, time consuming and a strain on our managerial resources. Acquisitions, in particular, multiple acquisitions over a short period of time, involve a number of risks that may result in our failure to achieve the desired benefits of the transaction.

   We may finance any such acquisitions by issuing shares of our common stock, which could dilute our existing stockholders. We may also use cash or incur additional debt to pay for such acquisitions. In addition, we may be required to expend substantial funds to develop acquired technologies. We may also be required to amortize significant intangible assets in connection with future acquisitions, which could adversely affect our operating results.

   Our intellectual property protection may be inadequate to protect our proprietary rights, and we may be subject to infringement claims that could subject us to significant liability and divert the time and attention of our management.

   We regard our products and technology as proprietary. We attempt to protect them through a combination of patent protection, copyrights, trademarks, trade secret laws, contractual restrictions on disclosure and other methods. These methods may not be sufficient to protect our proprietary rights. We presently have three patents granted in the United States and more than 14 patent applications pending in the United States and related foreign patent applications pending. We cannot be certain that patents will be granted based on these or any other applications, or that, even if issued, the patents will adequately protect our technology. We also generally enter into confidentiality agreements with our employees, consultants and customers, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise misappropriate and use our products or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights to the same extent as do the laws of the United States, or to develop similar technology independently. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could harm our business.

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

   We expect our current cash, cash equivalents and investments will meet our normal working capital and capital expenditure needs for at least the next twenty-four months. We may need to raise additional funding at that time or earlier if we decide to undertake more rapid expansion, including acquisitions of complementary products or technologies, or if we increase our marketing and/or research and development efforts in order to respond to competitive pressures. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously harm our business.

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

   In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. Those companies, like us, that are involved in rapidly changing technology markets are particularly subject to this risk. Twelve purported securities class action lawsuits have been filed against the Company and several of its officers and directors in the United States District Court for the Southern District of New York. We believe that the claims in those cases against the Company lack merit, and intend to defend the litigation vigorously. The litigation process can be protracted and expensive, however, and defense of the litigation may require the continuing expenditure of substantial resources of the Company. Furthermore, while we believe that the claims lack merit, the litigation process is inherently uncertain and we can make no guarantee as to its ultimate outcome or ultimate financial impact, if any, on the Company.

   The market price of our common stock might decline due to future non-cash charges to earnings.

   We have recorded and begun to amortize non-cash charges to earnings as a result of options and restricted stock granted prior to the closing of our initial public offering to employees and consultants at prices deemed to be below fair market value on the dates of grant. Our future operating results will reflect the continued amortization of those charges over the vesting period of the options and restricted stock. These charges will negatively impact future operating results. It may not be possible to calculate the future impact with respect to consultant grants as the amount of these charges to earnings fluctuates with the price of our common stock and other factors. It is possible that some investors might consider this impact on operating results to be material, which could result in a decline in the price of our common stock. In addition, in 2000 we incurred non-cash charges relating to the issuance of common stock warrants to a customer. Approximately $5.7 million of the value of these warrants will be amortized against revenue over the next seven quarters.

   Our charter documents, shareholder rights plan, and Delaware law could inhibit a takeover that some stockholders may consider favorable.

   There are provisions of Delaware law and our charter, by-laws, and shareholder rights plan that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our common stock could be affected.

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

Interest Rate Sensitivity

   We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2001, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                       Carrying
                                       Value at
                                     December 31,
                                         2001
                                     ------------
                                           Maturing in
                                     ------------------------
                                         2002        2003     Grand total
                                     ------------ ----------- ------------
      Cash and Cash Equivalents..... $ 65,383,028 $        -- $ 65,383,028
      Weighted Average Interest Rate        2.12%          --        2.12%
      Investments................... $ 63,552,119 $35,506,292 $ 99,058,411
      Weighted Average Interest Rate        3.76%       4.16%        3.90%
         Total Portfolio............ $128,935,147 $35,506,292 $164,441,439
      Weighted Average Interest Rate        2.93%       4.16%        3.19%

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

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page
-                                                                                             ----
Report of Independent Public Accountants.....................................................  34

Consolidated Balance Sheets..................................................................  35

Consolidated Statements of Operations........................................................  36

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' (Deficit)
  Equity.....................................................................................  37

Consolidated Statements of Cash Flows........................................................  38

Notes to Consolidated Financial Statements...................................................  39

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Avici Systems Inc.:

   We have audited the accompanying consolidated balance sheets of Avici Systems Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avici Systems Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 22, 2002

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                     ----------------------------
                                                                                          2000             2001
                                                                                     -------------    -------------
ASSETS
Current Assets:
  Cash and cash equivalents......................................................... $ 126,455,226    $  65,383,028
  Investments.......................................................................   106,937,148       63,552,119
  Inventories.......................................................................    14,978,760        8,109,324
  Trade accounts receivable.........................................................     6,340,587        2,830,242
  Prepaid expenses and other current assets.........................................     1,766,234        2,634,445
                                                                                     -------------    -------------
    Total current assets............................................................   256,477,955      142,509,158
                                                                                     -------------    -------------
Property and Equipment, at cost:....................................................
  Equipment under capital lease.....................................................    14,121,692       12,510,310
  Computer equipment................................................................    10,113,729       25,214,984
  Research, development and test equipment..........................................     6,809,354       25,385,603
  Leasehold improvements............................................................     2,153,819        4,919,641
  Furniture and fixtures............................................................       578,779        1,017,901
                                                                                     -------------    -------------
                                                                                        33,777,373       69,048,439
Less--Accumulated depreciation and amortization.....................................     9,997,066       27,321,070
                                                                                     -------------    -------------
                                                                                        23,780,307       41,727,369
                                                                                     -------------    -------------
Other Assets:
  Investments.......................................................................    21,538,936       35,506,292
  Restricted cash...................................................................       290,875          534,238
                                                                                     -------------    -------------
    Total other assets..............................................................    21,829,811       36,040,530
                                                                                     -------------    -------------
                                                                                     $ 302,088,073    $ 220,277,057
                                                                                     =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term obligations....................................... $   4,259,308    $   2,318,601
  Accounts payable..................................................................    16,510,229        5,901,471
  Accrued payroll and payroll-related...............................................     3,338,423        3,523,017
  Accrued supplier commitments......................................................            --        2,635,993
  Accrued other.....................................................................     1,000,000        3,204,190
  Deferred revenue..................................................................     6,030,460        8,253,813
                                                                                     -------------    -------------
    Total current liabilities.......................................................    31,138,420       25,837,085
                                                                                     -------------    -------------
Long-term obligations, less current maturities......................................     3,071,556          752,956
                                                                                     -------------    -------------
Commitments and contingencies (Notes 6 and 9)

Stockholders' Equity:
  Preferred stock, $0.01 par value-
    Authorized 5,000,000 shares at December 31, 2000 and 2001
    Issued and outstanding--none....................................................            --               --
  Common stock, $0.0001 par value-
    Authorized--250,000,000 shares at December 31, 2000 and 2001
    Issued and outstanding--48,287,714 shares at December 31, 2000 and 50,289,099
     shares at December 31, 2001....................................................         4,829            5,029
  Additional paid-in capital........................................................   459,986,783      462,961,208
  Common stock warrants.............................................................    12,398,000       12,200,000
  Subscriptions receivable..........................................................    (2,500,000)      (2,500,000)
  Deferred compensation and other consideration.....................................   (33,696,576)     (15,172,360)
  Accumulated deficit...............................................................  (168,314,939)    (263,806,861)
                                                                                     -------------    -------------
    Total stockholders' equity......................................................   267,878,097      193,687,016
                                                                                     -------------    -------------
                                                                                     $ 302,088,073    $ 220,277,057
                                                                                     =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Years Ended December 31,
                                                            --------------------------------------------
                                                                 1999            2000          2001
                                                            ---------------  ------------  -------------
Gross revenue..............................................  $           --  $ 15,886,597  $  56,642,617
Common stock warrant discount..............................              --       816,666      3,266,667
                                                            ---------------  ------------  -------------
       Net revenue.........................................              --    15,069,931     53,375,950
Cost of Revenue (1)........................................              --    11,157,347     51,973,272
                                                            ---------------  ------------  -------------
       Gross margin........................................              --     3,912,584      1,402,678
                                                            ---------------  ------------  -------------
Operating Expenses:
   Research and development (2)............................      36,821,219    54,055,443     61,527,303
   Sales and marketing (2).................................       5,601,384    12,717,199     19,818,123
   General and administrative (2)..........................       3,040,732     4,770,449      9,537,737
   Stock-based compensation................................       3,170,549    18,659,175     15,002,941
   Restructuring charges (Note 5)..........................              --            --      1,061,599
   Common stock warrant expense (Note 4(d))................              --     2,400,000             --
   Purchased in-process research and development (Note 7)..              --     4,000,000             --
                                                            ---------------  ------------  -------------
       Total operating expenses............................      48,633,884    96,602,266    106,947,703
                                                            ---------------  ------------  -------------
       Loss from operations................................     (48,633,884)  (92,689,682)  (105,545,025)
Interest Income............................................       1,532,751     8,735,216     10,697,996
Interest Expense...........................................        (688,795)     (732,934)      (644,893)
                                                            ---------------  ------------  -------------
       Net loss............................................  $  (47,789,928) $(84,687,400) $ (95,491,922)
                                                            ===============  ============  =============
Net Loss per Share:
   Basic and diluted.......................................  $       (13.99) $      (3.69) $       (1.94)
                                                            ===============  ============  =============
   Pro forma basic and diluted (unaudited).................                  $      (2.03)
                                                                             ============
Weighted Average Shares Used in Computing Net Loss per
  Share:
   Basic and diluted.......................................       3,416,534    22,938,383     49,258,306
                                                            ===============  ============  =============
   Pro forma basic and diluted (unaudited).................                    41,763,735
                                                                             ============
--------
(1) Includes excess and obsolete inventory charge (Note 5).  $           --  $         --  $  17,165,208
                                                            ===============  ============  =============
(2) Excludes noncash, stock-based compensation, as follows:

   Research and development................................  $    2,373,939  $ 12,372,846  $   9,697,847
   Sales and marketing.....................................         636,028     3,712,785      3,895,107
   General and administrative..............................         160,582     2,573,544      1,409,987
                                                            ---------------  ------------  -------------
                                                             $    3,170,549  $ 18,659,175  $  15,002,941
                                                            ===============  ============  =============

  The accompanying notes are an integral part of these consolidated financial statements

                      AVICI SYSTEMS INC. AND SUBSIDIARIES
                               December 31, 2001
     Consolidated Statements of Redeemable Convertible Preferred Stock and
                        Stockholders' (Deficit) Equity

                                                Redeemable Convertible
                                                    Preferred Stock                      Common Stock
                                              --------------------------              ------------------

                                                                                                  $0.0001  Additional
                                               Number of    Redemption     Warrants    Number       Par     Paid-in
                                                Shares        Value       Outstanding of Shares    Value    Capital
                                              -----------  -------------  ----------- ----------  ------- ------------
Balance, December 31, 1998...................  21,652,650  $  55,098,270    198,000    5,903,112  $  590  $    675,510
 Sale of Series C Redeemable Convertible
  Preferred Stock, net of issuance costs of
  $17,855....................................     500,000      4,000,000         --           --      --            --
 Sale of Series D Redeemable Convertible
  Preferred Stock, net of issuance costs of
  $19,344....................................     542,850      4,342,800         --           --      --            --
 Sale of Series E Redeemable Convertible
  Preferred Stock, net of issuance costs of
  $169,528...................................   7,185,627     59,999,985         --           --      --            --
 Deferred compensation related to stock
  options and stock grants...................          --             --         --           --      --    10,405,923
 Amortization of deferred compensation.......          --             --         --           --      --            --
 Exercise of common stock options............          --             --         --      158,739      16       111,017
 Issuance of common stock....................          --             --         --       56,500       6       122,994
 Issuance of restricted stock................          --             --         --       10,000       1        39,999
 Repurchase of restricted stock..............          --             --         --      (74,653)     (7)         (700)
 Expense related to grant of stock options to
  nonemployees...............................          --             --         --           --      --       120,500
 Net loss....................................          --             --         --           --      --            --
                                              -----------  -------------   --------   ----------  ------  ------------
Balance, December 31, 1999...................  29,881,127    123,441,055    198,000    6,053,698     606    11,475,243
 Sale of Series F Redeemable Convertible
  Preferred Stock, net of issuance costs of
  $50,000....................................   2,969,769     44,546,535         --           --      --            --
 Deferred compensation related to stock
  options and stock grants...................          --             --         --           --      --    34,665,160
 Amortization of deferred compensation.......          --             --         --           --      --            --
 Stock purchased by an officer...............          --             --         --      100,000      10     2,499,990
 Issuance of common stock related to
  concurrent private placements..............          --             --         --      322,582      32     9,999,989
 Issuance of common stock at initial public
  offering, net of issuance costs of
  $1,907,221.................................          --             --         --    8,050,000     805   230,173,474
 Exercise of common stock options............          --             --         --    1,085,904     109     2,012,689
 Payment of subscription receivable..........          --             --         --           --      --            --
 Issuance of common stock warrants...........          --             --         --           --      --            --
 Amortization related to warrants............          --             --         --           --      --            --
 Issuance of restricted common stock.........          --             --         --        3,000      --        12,000
 Repurchase of restricted stock..............          --             --         --     (178,366)    (18)     (114,450)
 Conversion of convertible preferred stock
  into common stock.......................... (32,850,896)  (167,987,590)        --   32,850,896   3,285   167,984,305
 Conversion of preferred stock warrants into
  common stock warrants......................          --             --   (198,000)          --      --            --
 Expense related to grant of stock options to
  non-employees..............................          --             --         --           --      --     1,278,383
 Net loss....................................          --             --         --           --      --            --
                                              -----------  -------------   --------   ----------  ------  ------------
Balance, December 31, 2000...................          --             --         --   48,287,714   4,829   459,986,783
 Amortization relating to warrants...........          --             --         --           --      --            --
 Issuance of stock relating to the Employee
  Stock Purchase Plan........................          --             --         --      283,428      28     2,782,972
 Issuance of restricted common stock to
  employees..................................                         --         --      543,733      55     1,227,977
 Exercise of common stock options............          --             --         --      908,468      90     1,790,494
 Forfeiture of stock options due to
  restructuring..............................          --             --         --           --      --    (3,034,322)
 Amortization of deferred compensation.......          --             --         --           --      --            --
 Exercise of common stock warrants...........          --             --         --      265,756      27       207,304
 Net loss....................................          --             --         --           --      --            --
                                              -----------  -------------   --------   ----------  ------  ------------
Balance, December 31, 2001...................          --  $          --         --   50,289,099  $5,029  $462,961,208
                                              ===========  =============   ========   ==========  ======  ============



                                                                           Deferred                       Total
                                                Common                   Compensation                 Stockholders'
                                                Stock      Subscriptions   and Other    Accumulated     (Deficit)
                                               Warrants     Receivable   Consideration    Deficit        Equity
                                              -----------  ------------- ------------- -------------  -------------
Balance, December 31, 1998................... $        --   $  (175,000) $         --  $ (35,580,884) $(35,079,784)
 Sale of Series C Redeemable Convertible
  Preferred Stock, net of issuance costs of
  $17,855....................................          --            --            --        (17,855)      (17,855)
 Sale of Series D Redeemable Convertible
  Preferred Stock, net of issuance costs of
  $19,344....................................          --            --            --        (19,344)      (19,344)
 Sale of Series E Redeemable Convertible
  Preferred Stock, net of issuance costs of
  $169,528...................................          --            --            --       (169,528)     (169,528)
 Deferred compensation related to stock
  options and stock grants...................          --            --   (10,405,923)            --            --
 Amortization of deferred compensation.......          --            --     2,977,049             --     2,977,049
 Exercise of common stock options............          --            --            --             --       111,033
 Issuance of common stock....................          --            --            --             --       123,000
 Issuance of restricted stock................          --       (40,000)           --             --            --
 Repurchase of restricted stock..............          --            --            --             --          (707)
 Expense related to grant of stock options to
  nonemployees...............................          --            --            --             --       120,500
 Net loss....................................          --            --            --    (47,789,928)  (47,789,928)
                                              -----------   -----------  ------------  -------------  ------------
Balance, December 31, 1999...................          --      (215,000)   (7,428,874)   (83,577,539)  (79,745,564)
 Sale of Series F Redeemable Convertible
  Preferred Stock, net of issuance costs of
  $50,000....................................          --            --            --        (50,000)      (50,000)
 Deferred compensation related to stock
  options and stock grants...................          --            --   (34,665,160)            --            --
 Amortization of deferred compensation.......          --            --    17,380,792             --    17,380,792
 Stock purchased by an officer...............          --    (2,500,000)           --             --            --
 Issuance of common stock related to
  concurrent private placements..............          --            --            --             --    10,000,021
 Issuance of common stock at initial public
  offering, net of issuance costs of
  $1,907,221.................................          --            --            --             --   230,174,279
 Exercise of common stock options............          --      (180,722)           --             --     1,832,076
 Payment of subscription receivable..........          --       286,031            --             --       286,031
 Issuance of common stock warrants...........  12,200,000            --    (9,800,000)            --     2,400,000
 Amortization related to warrants............          --            --       816,666             --       816,666
 Issuance of restricted common stock.........          --            --            --             --        12,000
 Repurchase of restricted stock..............          --       109,691            --             --        (4,777)
 Conversion of convertible preferred stock
  into common stock..........................          --            --            --             --   167,987,590
 Conversion of preferred stock warrants into
  common stock warrants......................     198,000            --            --             --       198,000
 Expense related to grant of stock options to
  non-employees..............................          --            --            --             --     1,278,383
 Net loss....................................          --            --            --    (84,687,400)  (84,687,400)
                                              -----------   -----------  ------------  -------------  ------------
Balance, December 31, 2000...................  12,398,000    (2,500,000)  (33,696,576)  (168,314,939)  267,878,097
 Amortization relating to warrants...........          --            --     3,266,667             --     3,266,667
 Issuance of stock relating to the Employee
  Stock Purchase Plan........................          --            --            --             --     2,783,000
 Issuance of restricted common stock to
  employees..................................          --            --    (1,228,032)            --            --
 Exercise of common stock options............          --            --            --             --     1,790,584
 Forfeiture of stock options due to
  restructuring..............................          --            --     1,482,640             --    (1,551,682)
 Amortization of deferred compensation.......          --            --    15,002,941             --    15,002,941
 Exercise of common stock warrants...........    (198,000)           --            --             --         9,331
 Net loss....................................          --            --            --    (95,491,922)  (95,491,922)
                                              -----------   -----------  ------------  -------------  ------------
Balance, December 31, 2001................... $12,200,000   $(2,500,000) $(15,172,360) $(263,806,861) $193,687,016
                                              ===========   ===========  ============  =============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Years Ended December 31,
                                                            -------------------------------------------
                                                                1999          2000            2001
                                                            ------------  -------------  --------------
Cash flows from operating activities:
 Net loss.................................................. $(47,789,928) $ (84,687,400)  $ (95,491,922)
 Adjustments to reconcile net loss to net cash used in
   operating activities--
   Depreciation and amortization...........................    3,147,557      5,273,678      18,060,761
   Amortization of deferred financing costs................       50,000         48,000              --
   Loss on disposal of property and equipment..............           --        145,570       1,330,111
   Compensation expense associated with issuance of stock
     options to employees and consultants..................    3,170,549     18,659,175      13,451,259
   Compensation expense associated with issuance of
     common stock warrants.................................           --      3,216,666       3,266,667
   Changes in current assets and liabilities--
     Inventories...........................................   (3,632,518)   (11,346,242)      6,869,436
     Trade accounts receivable.............................     (598,800)    (5,741,787)      3,510,345
     Prepaid expenses and other current assets.............     (118,469)    (1,396,483)       (868,211)
     Restricted cash.......................................       40,000       (102,875)       (243,363)
     Accounts payable......................................    4,007,405     10,676,862     (10,608,758)
     Accrued payroll and payroll related...................      397,191      2,522,704         184,594
     Accrued supplier commitments..........................           --             --       2,635,993
     Accrued other.........................................   (1,395,717)       815,702       2,204,190
     Deferred revenue......................................    1,753,400      4,277,060       2,223,353
                                                            ------------  -------------  --------------
       Net cash used in operating activities...............  (40,969,330)   (57,639,370)    (53,475,545)
                                                            ------------  -------------  --------------
Cash flows from investing activities:
   Proceeds from sale of property and equipment............           --             --         409,421
   Purchases of property and equipment.....................     (242,156)   (18,378,770)    (37,747,355)
   Purchases of investments................................  (13,674,979)  (131,986,179)   (196,757,942)
   Maturity of investments.................................           --     17,185,074     226,175,615
                                                            ------------  -------------  --------------
       Net cash used in investing activities...............  (13,917,135)  (133,179,875)     (7,920,261)
                                                            ------------  -------------  --------------
Cash flows from financing activities:
   Proceeds from sale of redeemable convertible preferred
     stock, net of issuance costs..........................   68,136,058     44,496,535              --
   Proceeds from sales of common stock, net of issuance
     costs.................................................           --    240,174,300       2,783,000
   Payments on long-term obligations.......................   (2,359,392)    (3,752,165)     (4,259,307)
   Payments on subscriptions receivable....................           --        286,031              --
   Repurchase of restricted stock..........................         (707)        (4,777)             --
   Proceeds from exercise of stock options and warrants....      161,034      1,832,076       1,799,915
                                                            ------------  -------------  --------------
       Net cash provided by financing activities...........   65,936,993    283,032,000         323,608
                                                            ------------  -------------  --------------
Net increase (decrease) in cash and cash equivalents.......   11,050,528     92,212,755     (61,072,198)
Cash and cash equivalents, beginning of year...............   23,191,943     34,242,471     126,455,226
                                                            ------------  -------------  --------------
Cash and cash equivalents, end of year..................... $ 34,242,471  $ 126,455,226   $  65,383,028
                                                            ============  =============  ==============
Supplemental disclosure of cash flow information:
 Cash paid during the year for--
   Interest................................................ $    638,795  $     692,590   $     465,706
                                                            ============  =============  ==============
Supplemental disclosure of non-cash investing and financing
  activities (Notes 4(c), 4(d) and 4(i)):
Equipment acquired under capital lease obligations......... $  4,400,454  $   1,736,276   $          --
                                                            ============  =============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2001


(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

   Avici Systems Inc. (Avici) was incorporated in the State of Delaware on November 12, 1996 and was organized to design and develop high-speed data networking equipment for the carrier market. Avici's Terabit Switch Router product (TSR) and Stackable Switch Router (SSR) are designed to cost-effectively provide high-speed/high-volume capacity, carrier-class reliability and in-service scalability, or the ability to incrementally add capacity to the network without disrupting network performance.

   Avici and subsidiaries (the Company) are devoting significant efforts toward product research and development. As such, it is subject to a number of risks and challenges similar to other companies in a similar stage of development. These risks include, but are not limited to, dependence on few customers, dependence on key individuals, dependence on contract manufacturers and key suppliers of integral components, the need to develop and market commercially usable products, the ability to obtain adequate financing to support growth and product development and competition from substitute products and larger companies with greater financial, technical, management and marketing resources.

   The Company incurred net losses of approximately $47,800,000, $84,700,000 and $95,500,000 for the years ended December 31, 1999, 2000 and 2001, respectively. At December 31, 2001, the Company had an accumulated deficit of approximately $263,800,000 and has funded those losses through the sale of redeemable convertible preferred stock, the proceeds from the sale of its common stock and the issuance of certain long-term obligations. The Company is dependent on the proceeds of these financings to meet its future working capital and research and development needs.

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

   Warranty costs are estimated based on the Company's historical return rates and repair costs and are recorded at the time of product revenue recognition.

   In December 2001, the Company amended its procurement agreement with Williams Communications extending its term through December 2003. The amended agreement provided for a current cash payment of $8.5 million, which was received in December 2001 and included $2.7 million for product deliveries made in the

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                               December 31, 2001

fourth quarter of 2001 and $5.8 million in lieu of remaining purchase commitments in the original agreement totaling $25 million. The $5.8 million, which is included in the consolidated balance sheet in deferred revenue at December 31, 2001, can be used as a credit, applied at varying rates, against future purchases through 2003.

(b) Cash and Cash Equivalents and Investments

   The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its cash equivalents and investments as held-to-maturity and recorded them at amortized cost, which approximates market value. The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include money markets, certificates of deposit and commercial paper. As of December 31, 2001, investments consisted of the following:

                                                 Average Remaining
Held to Maturity Securities                      Maturities (days) Amortized Cost
---------------------------                      ----------------- --------------
Commercial Paper................................        109         $ 10,935,502
U.S. Government Obligations.....................        288           48,969,892
Corporate Bonds.................................        304           39,153,017
                                                                    ------------
Total investments...............................                      99,058,411
Cash and cash equivalents.......................                      65,383,028
                                                                    ------------
   Total cash, cash equivalents and investments.                    $164,441,439
                                                                    ============

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

(d) Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                   December 31,
                                              ----------------------
                                                 2000        2001
                                              ----------- ----------
           Finished goods and work in process $ 2,850,844 $5,201,881
           Raw materials.....................  12,127,916  2,907,443
                                              ----------- ----------
                                              $14,978,760 $8,109,324
                                              =========== ==========

   We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand for the next twelve months.

(e) Depreciation, Amortization and Impairment

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

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                               December 31, 2001


         Asset Classification                     Estimated Useful Life
         --------------------                     ---------------------
         Equipment under capital lease...........     Life of lease
         Computer equipment......................        3 years
         Research, development and test equipment       2-3 years
         Leasehold improvements..................        3 years
         Furniture and fixtures..................        5 years

   In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121), the Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of property and equipment may warrant revision or that the remaining balance of property and equipment may not be recoverable. When factors indicate that property and equipment should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows over the life of the property and equipment in measuring whether the property and equipment is recoverable. If the sum of the expected undiscounted cash flows is less than the carrying amount of the related property and equipment, the Company would recognize an impairment loss. At December 31, 2001, no events or circumstances existed that warranted revision to the estimated useful life or recorded amount of property and equipment for the Company, except as disclosed in Note 5 related to certain restructuring activities undertaken during fiscal 2001.

(f) Concentrations of Credit and Other Risks

   SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company's principal credit risk relates to its cash, cash equivalents, investments and accounts receivable. The Company invests its excess cash, cash equivalents and investments primarily in deposits with commercial banks and high-quality corporate securities. Three customers accounted for 47%, 23%, and 13% of net revenue in 2001 and 32%, 25% and 15% in 2000. At December 31, 2001, two customers accounted for 80% and 13% of trade accounts receivable. At December 31, 2000, three customers accounted for 41%, 32% and 17% of trade accounts receivable.

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

(g) Fair Value of Financial Instruments

   The Company's financial instruments mainly consist of cash and cash equivalents, investments, trade accounts receivable, subscriptions receivable and accounts payable. The carrying amounts of these instruments approximate their fair value based on their short-term maturity or quoted market prices.

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

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                               December 31, 2001

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

(i) Net Loss per Share and Pro Forma Net Loss per Share

   Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss available for common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock options have been excluded, as they are considered antidilutive. Options to purchase a total of 3,969,935, 10,684,510 and 5,407,210 common shares have been excluded from the computations of diluted weighted average shares outstanding for the years ended December 31, 1999, 2000 and 2001, respectively. In addition, 543,733 unvested restricted common shares have been excluded from the computation of diluted weighted average shares outstanding for the year ended December 31, 2001. Shares of common stock issuable upon the conversion of outstanding shares of redeemable convertible preferred stock have also been excluded for all periods presented until such shares converted to common stock upon completion of the Company's initial public offering (see Note 4(b)).

   In accordance with the SEC SAB No. 98, Earnings per Share in an Initial Public Offering, the Company has determined that there were no nominal issuances of the Company's common stock prior to the Company's initial public offering.

   The Company's historical capital structure was not indicative of its capital structure after its initial public offering due to the automatic conversion of all shares of redeemable convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering and the elimination of the Company's repurchase right related to restricted stock (see
Note 4(i)).

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

   The following table reconciles the weighted average common shares outstanding to the shares used in the computation of unaudited pro forma basic and diluted net loss per share:

                                                                                    Year Ended
                                                                                   December 31,
                                                                                       2000
                                                                                   ------------
Weighted average common shares outstanding........................................  22,938,383
Add--Weighted average common shares issued upon the conversion of redeemable convertible preferred stock (unaudited).........................................  17,699,247
Add--Acceleration of vesting of restricted stock (unaudited)......................   1,126,105
                                                                                    ----------
Pro forma basic and diluted weighted average common shares outstanding (unaudited)  41,763,735
                                                                                    ==========

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                               December 31, 2001

(j) Comprehensive Income (Loss)

   SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances involving nonowner sources. During all periods presented, the Company did not have any items of comprehensive income (loss) other than its reported net loss.

(k) Stock-Based Compensation

   The Company uses the intrinsic value-based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to account for all of its employee stock-based compensation plans and uses the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, to account for all nonemployee stock-based compensation.

(l) Disclosures about Segments of an Enterprise

   SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, the telecommunications equipment industry. For the year ended December 31, 2001, the geographic distribution of revenue was as follows: United States: 97%,
Asia: 2%, Europe: 1%. For the year ended December 31, 2000, the geographic distribution of revenue was as follows: United States: 93%, Asia: 7%. Long-lived assets consist of fixed assets and are principally located in the United States for all periods presented.

(m) Principles of Consolidation

   The consolidated financial statements include the accounts of Avici Systems Inc. and all of its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

(n) Recent Accounting Pronouncements

   During 1998, 1999 and 2000, the FASB issued SFAS Nos. 133, 137 and 138, respectively, relating to the accounting for derivative instruments and hedging activities. The Company currently does not have any derivative instruments. The Company adopted the provisions of these standards in 2001. The adoption of these standards did not have a material impact on the Company's consolidated financial condition or results of operations.

   In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

   In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis, at least annually. This statement is effective for the Company beginning January 1, 2002. As of December 31, 2001, the Company had no intangible or goodwill assets impacted by this statement.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                               December 31, 2001


   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management adopted this standard as of January 1, 2002, and it did not have a material impact on the Company's consolidated financial position and results of operations.

(o) Reclassifications

   Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

(2) LONG TERM OBLIGATIONS

   Long-term obligations consist of the following:

                                            December 31,
                                        ---------------------
                                           2000       2001
                                        ---------- ----------
                   Capital leases...... $6,773,653 $3,071,557
                   Term loan...........    557,211         --
                                        ---------- ----------
                                         7,330,864  3,071,557
                   Less--Current amount  4,259,308  2,318,601
                                        ---------- ----------
                                        $3,071,556 $  752,956
                                        ========== ==========

   The Company has a master lease agreement with a lender who is also a stockholder. This agreement provides for up to $12,000,000 of lease financing on certain types of equipment, as defined. On May 8, 2000, the Company amended its master lease agreement. The amendment provides for an increase in the lease financing available under the master lease agreement by $6,000,000. Leases under the agreement have various terms ranging from 36 to 48 months and accrue interest at annual effective rates between 8.03% and 9.23%. Equipment leased under this agreement remains the property of the lender at the end of the term; however, due to the length of the term, the leases are recorded as capital lease obligations. As of December 31, 2001, approximately $400,000 was still available under this master lease agreement.

   The Company also had a term loan agreement with this lender, which provided for maximum borrowings of $1,250,000. The loan line was fully utilized to purchase software. Repayment of advances were due in 30 monthly installments of principal plus interest of approximately $49,000 per month beginning in July 1999, with a final payment of principal and interest in the amount of $187,500. The loan was paid in full at December 31, 2001. The effective annual interest rate under the loan was 17%.

   Future minimum payments due under master lease agreements at December 31, 2001 are as follows:

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                               December 31, 2001


                                                           Capital
                                                           Leases
                                                          ----------
           For the years ending,
            2002......................................... $2,475,840
            2003.........................................    737,513
            2004.........................................     46,380
                                                          ----------
              Total payments.............................  3,259,733
           Less--Amounts representing interest...........    188,176
                                                          ----------
           Present value of future minimum lease payments $3,071,557
                                                          ==========

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

   No provision for federal or state income taxes has been recorded, as the Company has incurred net operating losses since inception. As of December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes and tax credit carryforwards of approximately $215,845,000 and $7,441,000, respectively. Approximately $9,414,000 of the Company's net operating loss carryforwards relate to deductions associated with the Company's stock option plans, which will be benefited through stockholders' equity if realized. The net operating loss carryforwards expire through 2021, and are subject to review and possible adjustment by the Internal Revenue Service
(IRS). The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership interest, as defined.

   The approximate income tax effects of each type of temporary differences and carryforwards are as follows:

                                                  December 31,
                                          ---------------------------
                                              2000          2001
                                          ------------  -------------
         Net operating loss carryforwards $ 64,196,000  $  86,338,000
         Research credit carryforwards...    6,278,000      7,441,000
         Other...........................    3,946,000      6,842,000
                                          ------------  -------------
          Gross deferred tax assets......   74,420,000    100,621,000
         Valuation allowance.............  (74,420,000)  (100,621,000)
                                          ------------  -------------
                                          $         --  $          --
                                          ============  =============

   Due to the uncertainty surrounding the realization of the deferred tax assets, the Company has provided a full valuation allowance against these amounts at December 31, 2000 and 2001.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                               December 31, 2001

(4) STOCKHOLDER'S EQUITY

(a) Capitalization

   As of December 31, 2001, the Company has authorized capital stock, which consists of 250,000,000 shares of common stock, $0.0001 par value per share and 5,000,000 shares of preferred stock, $0.01 par value per share that may be issued by the Board of Directors from time to time in one or more series without stockholder approval. As of December 31, 2001, the Company has 50,289,099 shares of common stock outstanding and no shares of preferred stock outstanding.

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

(d) Common Stock Warrants

   In connection with the term loan and master lease agreement discussed in
Note 2, the Company issued two warrants to purchase an aggregate of 275,000 shares of Series B to the lender at an exercise price of $1.00 per share. The deemed fair market value of these warrants using the Black-Scholes option pricing model prescribed by SFAS No. 123 was recorded as deferred financing costs and is being amortized over the life of the loans as interest expense. In connection with the initial public offering, the warrants to purchase 275,000 shares of Series B redeemable convertible preferred stock automatically converted into warrants to purchase 275,000 shares of the Company's common stock. During 2001, all warrants were exercised in a cashless exercise resulting in the issuance of 265,756 shares.

   On August 2, 2000, the Company issued a warrant to a potential customer to purchase 100,000 shares of the Company's common stock at $31.00 per share. The warrant is nonforfeitable, fully exercisable and has a term of five years from the date of issuance. The potential customer had not purchased any product from the Company

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                               December 31, 2001

nor was it obligated to purchase any product or service from the Company as a condition to granting of the warrant. Accordingly, the fair value of the warrant, which was calculated using the Black-Scholes valuation model to be $2.4 million, has been expensed in the accompanying consolidated statement of operations for the year ending December 31, 2000.

   In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is nonforfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement. As of December 31, 2001, $4,083,333 has been amortized.

(e) Equity-Based Compensation Plans

   In June 1997, the Company adopted the 1997 Stock Incentive Plan, which provides for the issuance of up to 10,776,250 shares of common stock incentives. During the year ended December 31, 2000, the Board of Directors authorized an additional 5,000,000 shares. Following the Company's initial public offering, no further grants of options or shares were permitted under the 1997 Plan.

   In May 2000, the Board of Directors approved, subject to stockholder approval, the 2000 Stock Option and Incentive Plan (collectively, the 1997 Stock Incentive Plan and the 2000 Stock Option and Incentive Plan, the Plans). Stockholder approval was granted on June 28, 2000. Shares not yet issued under the 1997 Stock Incentive Plan on or before the date of the Company's initial public offering or shares subject to options outstanding on the date of the Company's initial public offering which have been forfeited or terminated were made available for issuance under the 2000 Stock Option and Incentive Plan. During the year ended December 31, 2001, the Board of Directors authorized an additional 5,000,000 shares, increasing the total authorized to 20,776,250 under the Plans.

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

   As of December 31, 2001, 10,312,534 shares were available for future grant under the Plans.

(f) 2000 Nonemployee Director Stock Option Plan

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

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                               December 31, 2001

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

   As of December 31, 2001, 290,000 shares were available for future grant.

(g) Option Exchange Program
   On October 1, 2001, the Company announced an offer to exchange outstanding employee stock options having an exercise price of more than $ 5.00 per share. In order to participate in the program, employees were required to tender for exchange all options granted on or after April 1, 2001. In exchange for eligible options, employees generally received a number of shares of restricted stock and a commitment for new grants of non-qualified stock options (collectively, the "New Grant") in accordance with the folowing exchange ratio:

               Exercise Price of Options Tendered Exchange Ratio
               ---------------------------------- --------------
                         $5.00 or less...........        None
                         $5.01-$5.19.............   1.2 for 1
                         $5.20-$10.00............     1 for 1
                         $10.01-$40.00...........   .75 for 1
                         $40.01-$80.00...........    .5 for 1
                         $80.01or more...........    .2 for 1

   One tenth (1/10) of the New Grant consisted of restricted stock (rounded up to the nearest whole share) and nine-tenth (9/10) of the New Grant consisted of new options exercisable for shares of common stock (rounded down to the nearest whole share), subject to adjustments for any stock splits, stock dividents and similar events. In order to address potential adverse tax consequences for non-U.S. employess, those employees were allowed to forego the restricted stock grants and receive all stock options.

   A total of 6,553,750 options were accepted for exchange under the offer and accordingly, were canceled in October 2001. A total of 543,733 shares of restricted stock were issued on October 30, 2001, and the Company recorded deferred compensation of $1,228,000 related to these grants during the fourth quarter of fiscal 2001. The deferred compensation costs will be amortized ratably over the vesting periods of the restricted stock, generally over a two-year period, with 50% of the shares vesting one year from the date of grant, and 12.5% of the shares vesting in each three month period thereafter. The Company intends to grant the new options, to purchase approximately 4,586,545 shares, on or about May 1, 2002 but no later than May 15, 2002. The new options will have an exercise price equal to the last reported sale price of the common stock on the Nasdaq National Market on the grant date. The new options will have a term not to exceed 10 years and vest either 12.5% or 25% on the date of grant, depending on the length of employement, and 2.0833% per month thereafter.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                               December 31, 2001


(h) Option Grants

   Option activity under all stock option plans is as follows:

                                 Number of      Range of     Weighted Average
                                  Shares     Exercise Prices  Exercise Price
                                 ----------  --------------- ----------------
  Outstanding, December 31, 1998  1,682,850   $  0.01-2.00        $ 0.69
     Granted....................  2,572,850      2.00-4.00          3.15
     Exercised..................   (158,739)     0.10-3.00          0.70
     Forfeited..................   (127,026)     0.10-4.00          0.91
                                 ----------   ------------        ------
  Outstanding, December 31, 1999  3,969,935      0.01-4.00          2.28
     Granted....................  8,180,150    4.00-133.00         20.61
     Exercised.................. (1,085,904)    0.10-12.00          1.94
     Forfeited..................   (379,671)   0.10-133.00         11.02
                                 ----------   ------------        ------
  Outstanding, December 31, 2000 10,684,510    0.10-133.00         15.79
     Granted....................  4,832,575    1.37-33.938          7.63
     Exercised..................   (908,468)    0.01-12.00          2.12
     Forfeited--Cancelled....... (9,201,407)   0.10-133.00         19.33
                                 ----------   ------------        ------
  Outstanding, December 31, 2001  5,407,210   $ 0.10-88.38        $ 6.53
                                 ==========   ============        ======
  Exercisable, December 31, 2001  2,167,322                       $ 6.24
                                 ==========                       ======
  Exercisable, December 31, 2000    951,984                       $ 6.94
                                 ==========                       ======
  Exercisable, December 31, 1999    394,744                       $ 0.78
                                 ==========                       ======

      The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2001:

                             Options Outstanding                     Exercisable
                --------------------------------------------- --------------------------
                 Number of
                  Shares        Weighted
                Outstanding     Average
                    at         Remaining
                 December   Contractual Life Weighted Average Number of Weighted Average
Exercise Price   31, 2001      (In Years)     Exercise Price   Shares    Exercise Price
--------------  ----------- ---------------- ---------------- --------- ----------------
$  0.10-0.10        30,839        4.8             $ 0.10         30,005      $ 0.10
   0.50-0.50        72,316        5.6               0.50         56,375        0.50
   1.00-1.37       541,412        7.8               1.20        180,746        1.02
   2.00-3.00       524,683        7.3               2.32        243,173        2.25
   3.20-4.71     2,510,722        7.5               4.03      1,124,882        4.00
   5.02-7.45       343,900        9.4               5.57          5,000        6.51
  8.00-12.00       517,830        8.1               9.77        201,230       10.26
 13.62-19.81       660,307        7.6              16.77        257,483       16.99
 23.25-32.00       203,904        7.7              25.29         67,131       25.05
 40.00-40.00           166        0.9              40.00            166       40.00
 88.38-88.38         1,131        0.7              88.38          1,131       88.38
 ------------    ---------        ---             ------      ---------      ------
$ 0.10-88.38     5,407,210        7.7             $ 6.53      2,167,322      $ 6.24
 ============    =========        ===             ======      =========      ======

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                               December 31, 2001


(i) Restricted Stock Grants

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

   During 2000 the Company provided loans to a former officer and a former employee in the amount of $286,031, bearing interest at 6% and 6.5%, respectively, to fund their purchase of an aggregate of 164,865 shares of restricted stock and the exercise of stock options. The vesting of certain of these stock grants and options were accelerated in connection with the individuals' termination of employment. Payment of the loans was unconditional and the loans were partially secured by the personal assets of the individuals. As of December 31, 2000, all of the loan amounts and interest has been repaid. In connection with these transactions, compensation expense of $665,000 was recorded in the accompanying consolidated statement of operations for the year ending December 31, 2000.

   In fiscal 2000, the Company granted an officer the right to purchase 100,000 shares of restricted stock and, in connection with the purchase, loaned the individual $2,500,000. These shares vested ratably over a 12 month period. The loan is non-interest-bearing with limited recourse to the individual and is secured by the restricted securities. The loan has a maturity of 10 years and is to be repaid from the proceeds of the sale of the related restricted securities, if such sale precedes the maturity date. The full amount of the loan is outstanding at December 31, 2001 and has been recorded as a subscription receivable within stockholders' equity in the accompanying consolidated balance sheet. As a result of the limited recourse on this note, the Company is accounting for this issuance similar to a stock option.

   As part of the option exchange program announced on October 1, 2001, 543,733 shares of restricted stock were issued. These restricted shares will vest over a two-year period with 50% of the shares vesting one year from the date of grant, and 12.5% of the shares vesting in each three-month period thereafter.

(j) 2000 Employee Stock Purchase Plan

   In May 2000, the Board of Directors approved, subject to stockholder approval, the 2000 Employee Stock Purchase Plan. Stockholder approval was granted on June 28, 2000. A total of 750,000 shares of common stock have been reserved for issuance under this plan. The 2000 Employee Stock Purchase Plan contains consecutive, overlapping, 24-month offering periods. Each offering period includes four consecutive six-month purchase periods. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock (i) at the beginning of the offering period or
(ii) at the end of the purchase period, whichever is lower, with the option price at the beginning of the first offering period equal to 85% of the initial public offering price. Participation is limited to 10% of the employees eligible compensation, not to exceed $25,000 per calendar year or amounts allowed by the Internal Revenue Code. On January 1 of each year, commencing with January 1, 2001, the aggregate number of shares of common stock available for purchase under the 2000 Employee Stock Purchase Plan will automatically increase by the number of shares necessary to cause the total number of shares then available for purchase to be 750,000 shares. During the year ended December 31, 2001, the Company sold 283,428 common shares to employees under the 2000 Employee Stock Purchase Plan.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                               December 31, 2001


(k) Accounting for Stock-Based Compensation

   During the years ended December 31, 1999, 2000 and 2001 the Company recorded non-cash deferred compensation of approximately $10,406,000, $34,665,000 and $1,228,000 respectively as an element of stockholders' equity. These amounts represent the aggregate difference between the deemed fair value of the Company's common stock and the exercise price of stock options and restricted stock granted and the selling price of stock sold. All stock options and restricted stock granted prior to 1999 were at fair market value, as determined by the Board of Directors, and, therefore, did not result in deferred compensation. The deferred compensation will be recognized as an expense over the vesting period of the stock options and restricted stock. During the years ended December 31, 1999, 2000 and 2001 the Company recorded approximately $2,977,000, $17,381,000, and $15,003,000, respectively, of compensation expense. The Company expects to recognize compensation expense of approximately $6,321,000, $2,553,000 and $582,000 during the years ended December 31, 2002,
2003 and 2004, respectively, based on stock options and restricted stock granted prior to December 31, 2001.

   During 1999 and 2000, the Company issued options to consultants totaling 60,000 and 14,000, respectively. The Company values these options using the Black-Scholes option pricing model. The Company recorded stock-based compensation expense of approximately $194,000 and $1,278,000 for the years ended December 31, 1999 and 2000, respectively, related to these options. In accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Nonemployees For Acquiring, or in Conjunction with Selling, Goods or Services, the Company will record the fair value of these options as stock-based compensation expense over the period the services are provided. As of December 31, 2000, all of these options were 100% vested.

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

   The Company has computed the pro forma disclosures required under SFAS No. 123 for stock and option grants during 1999, 2000 and 2001, using the Black-Scholes option pricing model prescribed by SFAS No. 123, using the following assumptions:

                                                  1999       2000       2001
                                               ---------- ---------- ----------
Risk-free interest rate....................... 4.91-6.19% 5.03-6.51% 3.54-4.98%
Expected dividend yield.......................         --         --         --
Expected lives................................  4.5 years  4.5 years  4.0 years
Expected volatility...........................        80%        80%       100%
Weighted average fair value of options granted      $2.08     $13.34      $5.44

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                               December 31, 2001


   If compensation cost had been determined for stock and option grants to employees based on the provisions of SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 1999, 2000 and 2001 would have increased to the pro forma amounts indicated below:

                                           1999          2000          2001
                                       ------------  ------------  -------------
Net loss--
   As reported........................ $(47,789,928) $(84,687,400) $ (95,491,922)
   Pro forma..........................  (48,455,849)  (96,058,270) $(100,790,313)

Basic and diluted net loss per share--
   As reported........................ $     (13.99) $      (3.69) $       (1.94)
   Pro forma..........................       (14.18)        (4.19)         (2.05)

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

(l) Stockholder Rights Plan

   On December 5, 2001, the Board of Directors enacted a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock outstanding at the close of business on December 17, 2001 to the stockholders of record on that date. Each stockholder of record as of December 17, 2001 received a summary of the rights and any new stock certificates issued after the record date contain a legend describing the rights. Each preferred share purchase right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $40.00 per one one-thousandth of a Preferred Share, subject to adjustment, upon the occurrence of certain triggering events, including the purchase of 15% or more of the Company's outstanding common stock by a third party. Until a triggering event occurs, the common stockholders have no right to purchase shares under the stockholder rights plan. If the right to purchase the preferred stock is triggered, the common stockholders will have the ability to purchase sufficient stock to significantly dilute the 15% or greater holder.

(5)  RESTRUCTURING AND OTHER CHARGES

   During the third and fourth fiscal quarters of 2001, the Company implemented cost reduction programs including workforce reductions totaling 95 employees, or approximately 24%. The affected employees are entitled to severance and other benefits pursuant to a benefits program. The Company recorded restructuring charges totaling $0.9 million for these termination benefits during the third and fourth fiscal quarters of 2001. In addition, the Company recorded an additional restructuring charge of $1.7 million to dispose of redundant assets and to accrue lease payments associated with excess facility space.

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                               December 31, 2001



   The Company's restructuring related accrual at December 31, 2001 are summarized as follows (in thousands):

                                                                              Restructuring
                                                                               Accrual at
                                                   Total    Noncash    Cash   December 31,
                                                   Charge   Charges  Payments     2001
                                                   -------  -------  -------- -------------
Workforce reduction............................... $   869  $    --    $631       $238
Consolidation of facilities and disposal of assets   1,718    1,330      53        335
Reversal of stock based compensation..............  (1,525)  (1,525)     --         --
                                                   -------  -------    ----       ----
 Total............................................ $ 1,062  $  (195)   $684       $573
                                                   =======  =======    ====       ====

   The workforce reduction resulted in the forfeiture of employee stock options. The restructuring charge included the reversal of $1.5 million of stock based compensation expense previously recorded for the forfeited options.

   The restructuring accrual is included on the consolidated balance sheet in accrued payroll and payroll-related liabilities. Substantially all remaining cash expenditures relating to workforce reductions will be paid during the first quarter of fiscal 2002. Amounts relating to the lease expense due to the consolidation of facilities will be paid over the respective lease term through June 2003.

   Additionally, the Company recorded a charge of $17.2 million as an element of cost of sales to reflect a write down of inventories and inventory commitments for long lead time items which were considered to be in excess of foreseeable demand. The writedown was necessitated by the sudden and significant decline in carrier demand experienced during the third quarter of 2001 and the resultant delays in carrier purchasing decisions. Accordingly, the Company adjusted future demand forecasts, and performed a detailed review of inventory on hand, and inventory commitments with suppliers. As a result of this review, commitments to suppliers including ASICs, module components, and TSR bay components totaling approximately $9.6 million and inventory components and finished goods on hand relating to the TSR product, totaling approximately $7.6 million were identified as in excess of forecasted demand for the next 12 months. During the fourth quarter of 2001, the Company paid $7.0 million to settle inventory commitments with suppliers, and the Company expects to substantially pay the remaining $2.6 million of accrued supplier commitments during the first quarter of 2002. Approximately $2.0 million of excess inventory on hand was discarded during the fourth quarter of fiscal 2001. Based on our current demand forecasts, the Company does not currently anticipate that the remaining $5.6 million of excess inventory will be used at a later date.

(6) COMMITMENTS

   The Company has operating lease commitments for its facilities that expire in 2007. The approximate minimum future rent payments under these leases as of December 31, 2001, are as follows:

           Years ending December 31,
              2002........................................ $1,805,000
              2003........................................  1,603,000
              2004........................................  1,308,000
              2005........................................  1,061,000
              2006........................................  1,115,000
              2007........................................    743,000
                                                           ----------
                  Total future minimum lease payments..... $7,635,000
                                                           ==========

                      AVICI SYSTEMS INC. AND SUBSIDIARIES

                               December 31, 2001


   Rent expense included in the accompanying consolidated statements of operations was approximately $470,000, $901,000 and $2,299,000 for the years ended December 31, 1999, 2000 and 2001, respectively. In connection with its facilities leases, the Company provided letters of credit totaling $534,000 to the lessor. The letters of credit are collateralized by cash of $534,000, which is recorded as restricted in the accompanying consolidated balance sheet as of December 31, 2001.

   The Company outsources the manufacture and assembly of its products. During the normal course of business, in order to maintain competitive lead times for customers and adequate components supply, the Company enters into agreements with certain suppliers to procure inventory based upon criteria as defined by the Company. As of December 31, 2001, the Company was committed to purchase approximately $3.4 million of inventory based upon such criteria.

(7) PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

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

   The IPR&D is comprised of a single research and development project focusing on certain effects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to approximate $1.5 million. As of December 31, 2001, the project was estimated to be 32% complete and remaining research and development commitments were estimated to approximate $1.2 million.

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

(8) EMPLOYEE BENEFIT PLAN

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

                        AVICI SYSTEMS. AND SUBSIDIARIES

                               December 31, 2001


(9) LITIGATION

   During the period April through June 2001, the Company was named as a defendant in twelve shareholder class action litigations that have been filed in federal court in New York City against the Company and certain of its current and former officers and the underwriters of the Company's initial public offering (IPO). The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Felzen, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3363; Lefkowitz, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3541; Lewis, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3698; Mandel, et. al v. Avici Systems Inc., et al., C.A. No. 01-CV-3713; Minai, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3870; Steinberg, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3983; Pelissier, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4204; Esther, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4352; Zhous, et al. v. Avici Systems Inc. et al., C.A. No. 01-CV-4494; Mammen, et al. v. Avici Systems Inc., et. al., C.A. No. 01-CV-5722; Lin, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-5674; and Shives, et al. v. Banc of America Securities, et al., C.A. No. 01-CV-4956. These lawsuits, allege, among other things, that the underwriters of the Company's IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company's stock in the aftermarket as conditions of receiving shares in the Company's IPO. The lawsuits further claim that these supposed practices of the underwriters should have been disclosed in the Company's IPO prospectus and registration statement. The suits seek rescission of the plaintiff's alleged purchases of the Company's stock as well as unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the cases against the Company have all been transferred to a single federal district judge for purposes of coordinated case management. The Company believes that the claims against the Company lack merit, and intends to defend the litigation vigorously. While the Company cannot predict the outcome of these actions, the Company believes that the final result of these actions will have no material impact on its consolidated financial condition or results of operations.

(10)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                   Consolidated Statement Of Operations Data
                                (in thousands)

                                     March 31, June 30,  September 30, December 31,
                                       2001      2001        2001          2001
                                     --------- --------  ------------- ------------
Net revenue......................... $ 14,894  $ 20,598    $  9,485      $  8,399
                                     ========  ========    ========      ========
Gross margin........................ $  5,918  $  8,826    $(15,609)     $  2,268
                                     ========  ========    ========      ========
Net loss............................ $(17,150) $(15,911)   $(41,237)     $(21,194)
                                     ========  ========    ========      ========
Basic and diluted net loss per share $  (0.35) $  (0.32)   $   (.83)     $  (0.43)
                                     ========  ========    ========      ========


                                     March 31, June 30,  September 30, Decembe 31,
                                       2000      2000        2000         2000
                                     --------- --------  ------------- -----------
Net revenue......................... $    504  $  2,217    $  4,356     $  7,993
                                     ========  ========    ========     ========
Gross margin........................ $     75  $    343    $  1,219     $  2,276
                                     ========  ========    ========     ========
Net loss............................ $(16,680) $(25,958)   $(23,644)    $(18,405)
                                     ========  ========    ========     ========
Basic and diluted net loss per share $  (3.68) $  (5.11)   $  (0.70)    $  (0.38)
                                     ========  ========    ========     ========

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 11.   EXECUTIVE COMPENSATION

   The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

   3. Exhibits

The following exhibits are filed as part of and incorporated by reference into this Form 10-K:

Exhibit
Number                                        Description of Document
------                                        -----------------------
3.1     Fourth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our
        Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
3.2     Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.4 to our Registration
        Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
4.1     Specimen certificate representing the Registrant's Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
10.1*   1997 Stock Incentive Plan (previously filed as Exhibit 10.1 to our Registration Statement on Form
        S-1 (File No. 333-37316), which is incorporated herein by reference)
10.2*   2000 Stock Option and Incentive Plan (original 2000 Stock Option and Incentive Plan filed as
        Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-37316); 2000 Stock Option
        and Incentive Plan reflecting the amendments approved at the 2001 Annual Meeting of Stockholders incorporated by reference to our Definitive Proxy Statement for such meeting (File No. 000-30865))
10.3*   2000 Employee Stock Purchase Plan, as amended
10.4*   2000 Non-Employee Director Stock Option Plan (previously filed as Exhibit 10.4 to our Registration
        Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
10.5    Fifth Amended and Restated Investor Rights Agreement, by and among the registrant and the
        Investors and Founders listed therein, dated as of April 24, 2000, as amended (previously filed as
        Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
10.6    Omnibus Agreement, dated August 26, 1999, between the Registrant and Nortel Networks Inc.
        (previously filed as Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-37316),
        which is incorporated herein by reference)
10.7    Lease, dated June 2, 1998, between the Registrant and Y-CEE Investment Trust, as amended
        (previously filed as Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-37316),
        which is incorporated herein by reference)
10.8    EMC Module Supply Agreement, dated May 1999, between the Registrant and Nortel Networks Inc.
        (previously filed as Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-37316),
        which is incorporated herein by reference)
10.9+   Procurement Agreement, dated May 17, 2000, between the Registrant and Williams
        Communications, Inc. (previously filed as Exhibit 10.9 to our Registration Statement on Form S-1
        (File No. 333-37316), which is incorporated herein by reference),
10.10*  Offer letter, dated January 13, 2000, from the Registrant to Paul F. Brauneis (previously filed as
        Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)
10.11   Lease, dated June 8, 2000, between the Registrant and Yvon Cormier, Trustee of Y-C Investment
        Trust V (previously filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-
        37316), which is incorporated herein by reference)
10.12*  Offer letter, dated July 27, 2000 between the Registrant and Steven B. Kaufman (previously filed as
        Exhibit 10.1 to our Form 10-Q for the quarterly period ended September 30, 2000 filed with the
        Commission on November 13, 2000, which is incorporated herein by reference)
10.13   Lease, dated August 2, 2000, between the Registrant and Y-CEE Investment Trust (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2000 filed with the
        Commission on November 13, 2000, which is incorporated herein by reference)

10.14* Offer letter, dated September 4, 2001, from the Registrant to Christopher Simpson
21.1   Subsidiaries of the Company
23.1   Consent of Arthur Andersen LLP

24.1 Power of Attorney (included as part of the signature page of this Report)
99.1 Letter of the Company to Securities and Exchange Commission pursuant to Temporary Note 3T, dated
     March 27, 2002

--------
* Indicates a management contract or any compensatory plan, contract or arrangement
+ Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission

   (b) Reports on Form 8-K

   We filed a current report on Form 8-K dated December 5, 2001 to report under
Item 5 the announcement of the issuance of a dividend of one preferred share purchase right for each share of the Company's common stock. We also filed a current report on Form 8-K dated December 7, 2001 to report under Item 5 the announcement of a restructuring of the remaining purchase commitment under the procurement agreement with Williams Communications, LLC.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AVICI SYSTEMS INC.

Date: March 27, 2002

                                               By:     /s/ Paul F. Brauneis
                                                   -----------------------------
                                                         Paul F. Brauneis
                                                     Chief Financial Officer,
                                                           Treasurer and
                                                     Senior Vice President of
                                                    Finance and Administration

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

           Signature                  Title                         Date
           ---------                  -----                         ----

    /s/  Steven B. Kaufman   President, Chief Executive        March 27, 2002
   -------------------------   Officer and Director (principal
       Steven B. Kaufman       executive officer)

     /s/  Paul F. Brauneis   Chief Financial Officer,          March 27, 2002
   -------------------------   Treasurer and Senior Vice
       Paul F. Brauneis        President of Finance and
                               Administration (principal
                               financial officer and principal
                               accounting officer)

     /s/  Surya R. Panditi   Chairman and Director             March 27, 2002
   -------------------------
       Surya R. Panditi

       /s/  Sanjiv Ahuja     Director                          March 27, 2002
   -------------------------
         Sanjiv Ahuja

    /s/  Stephen M. Diamond  Director                          March 27, 2002
   -------------------------
      Stephen M. Diamond

   /s/  Richard T. Liebhaber Director                          March 27, 2002
   -------------------------
     Richard T. Liebhaber

     /s/  James Mongiello    Director                          March 27, 2002
   -------------------------
        James Mongiello

     /s/  James R. Swartz    Director                          March 27, 2002
   -------------------------
        James R. Swartz

      /s/  Henry Zannini     Director                          March 27, 2002
   -------------------------
         Henry Zannini

                                 EXHIBIT INDEX

Exhibit
Number                                        Description of Document
------                                        -----------------------

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

 10.1*  1997 Stock Incentive Plan (previously filed as Exhibit 10.1 to our Registration Statement on Form S-
        1 (File No. 333-37316), which is incorporated herein by reference)

 10.2*  2000 Stock Option and Incentive Plan (original 2000 Stock Option and Incentive Plan filed as
        Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-37316); 2000 Stock Option
        and Incentive Plan reflecting the amendments approved at the 2001 Annual Meeting of Stockholders incorporated by reference to our Definitive Proxy Statement for such meeting (File No. 000-30865))

 10.3*  2000 Employee Stock Purchase Plan, as amended

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

 10.10* Offer letter, dated January 13, 2000, from the Registrant to Paul F. Brauneis (previously filed as
        Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

 10.11  Lease, dated June 8, 2000, between the Registrant and Yvon Cormier, Trustee of Y-C Investment
        Trust V (previously filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-
        37316), which is incorporated herein by reference)

 10.12* Offer letter, dated July 27, 2000 between the Registrant and Steven B. Kaufman (previously filed as
        Exhibit 10.1 to our Form 10-Q for the quarterly period ended September 30, 2000 filed with the
        Commission on November 13, 2000, which is incorporated herein by reference)

Exhibit
Number                                       Description of Document
------                                       -----------------------

10.13   Lease, dated August 2, 2000, between the Registrant and Y-CEE Investment Trust (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2000 filed with the
        Commission on November 13, 2000, which is incorporated herein by reference)
10.14*  Offer letter, dated September 4, 2001, from the Registrant to Christopher Simpson
21.1    Subsidiaries of the Company
23.1    Consent of Arthur Andersen LLP
24.1    Power of Attorney (included as part of the signature page of this Report)
99.1    Letter of the Company to Securities and Exchange Commission pursuant to Temporary Note 3T, dated March 27, 2002

--------
* Indicates a management contract or any compensatory plan, contract or arrangement
+ Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission