Form 10-Q
period 2002-03-31
AVICI SYSTEMS INC
filed 2002-05-06
CIK 1094895

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

For the quarterly period ended      March 31, 2002
                               -------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ---------------------    -----------------------



                        Commission file number 000-30865

                               AVICI SYSTEMS INC.
             (Exact Name of Registrant as Specified in Its Charter)


                 Delaware                                 02-0493372
     (State or Other Jurisdiction of          (I.R.S. Employer Identification
               Organization)                                 No.)

                              101 Billerica Avenue
                      North Billerica, Massachusetts 01862
               (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Including Area Code  (978) 964-2000


         Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No ________

         At May 1, 2002, 50,266,725 shares of the registrant's Common Stock, par value $0.0001 per share, were outstanding.

                               AVICI SYSTEMS INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I.  FINANCIAL INFORMATION

       ITEM 1.  Financial Statements:

                Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
                 December 31, 2001 ...........................................................................    3

                Consolidated Statements of Operations (unaudited) for the three months
                 ended March 31, 2002 and 2001 ...............................................................    4

                Consolidated Statements of Cash Flows (unaudited) for the three months ended
                 March 31, 2002 and 2001 .....................................................................    5

                Notes to Consolidated Financial Statements (unaudited) .......................................    6

       ITEM 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ...................................................................    9

       ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ...................................   14

PART II.   OTHER INFORMATION

       ITEM 1.  Legal Proceedings ............................................................................   14

       ITEM 2.  Changes in Securities and Use of Proceeds ....................................................    *

       ITEM 3.  Defaults Upon Senior Securities ..............................................................    *

       ITEM 4.  Submission of Matters to a Vote of Security Holders ..........................................    *

       ITEM 5.  Other Information ............................................................................    *

       ITEM 6.  Exhibits and Reports on Form 8-K .............................................................   16

SIGNATURE ....................................................................................................   17


*No information provided due to inapplicability of item.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                               AVICI SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                March 31,        December 31,
                                                                  2002              2001
                                                               -----------      -------------
ASSETS                                                          (unaudited)
Current assets:
    Cash, cash equivalents and investments                       $ 116,275         $ 128,935
    Inventories                                                      4,043             8,109
    Trade accounts receivable                                        6,902             2,830
    Prepaid expenses and other current assets                        2,169             2,635
                                                                 ---------         ---------

         Total current assets                                      129,389           142,509

Property and equipment, net                                         39,307            41,728
Long-term marketable securities                                     32,591            35,506
Other assets                                                           534               534
                                                                 ---------         ---------

Total assets                                                     $ 201,821         $ 220,277
                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term obligations                  $   1,757         $   2,319
    Accounts payable                                                 5,600             5,901
    Accrued payroll and payroll related                              2,963             3,523
    Accrued supplier commitments                                       796             2,636
    Accrued other                                                    3,548             3,204
    Deferred revenue                                                 8,509             8,254
                                                                 ---------         ---------

         Total current liabilities                                  23,173            25,837
                                                                 ---------         ---------

Long-term obligations, less current maturities                         502               753
                                                                 ---------         ---------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.01 par value:
       Authorized - 5,000,000 shares
       Issued and outstanding - none                                    --                --
    Common stock, $0.0001 par value:
       Authorized - 250,000,000 shares
       Issued and outstanding - 50,281,161
       shares at March 31, 2002 and 50,289,099 shares at
       December 31, 2001                                                 5                 5
    Additional paid-in capital                                     462,982           462,961
    Common stock warrants                                           12,200            12,200
    Subscription receivable                                         (2,500)           (2,500)
    Deferred compensation and other consideration                  (12,292)          (15,172)
    Accumulated deficit                                           (282,249)         (263,807)
                                                                 ---------         ---------

         Total stockholders' equity                                178,146           193,687
                                                                 ---------         ---------

Total liabilities and stockholders' equity                       $ 201,821         $ 220,277
                                                                 =========         =========

                             See accompanying notes.

                               AVICI SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (unaudited)

                                                                   Three months ended
                                                                        March 31,
                                                             ---------------------------------
                                                                 2002             2001
                                                                 ----             ----
Gross revenue                                                $     9,227     $    15,711
Common stock warrant discount                                       (817)           (817)
                                                             -----------     -----------

   Net revenue                                                     8,410          14,894

Cost of revenue                                                    5,902           8,976
                                                             -----------     -----------

     Gross margin                                                  2,508           5,918
                                                             -----------     -----------

Operating expenses:
     Research and development (1)                                 14,413          15,108
     Sales and marketing (1)                                       3,696           5,047
     General and administrative (1)                                1,879           2,308
     Stock-based compensation                                      2,063           4,505
                                                             -----------     -----------

         Total operating expenses                                 22,051          26,968
                                                             -----------     -----------

Loss from operations                                             (19,543)        (21,050)
Interest income, net                                               1,101           3,900
                                                             -----------     -----------

    Net loss                                                 $   (18,442)    $   (17,150)
                                                             ===========     ===========
Net loss per share:

  Basic and diluted                                          $     (0.37)    $     (0.35)
                                                             ===========     ===========

Weighted average common shares used in computing net loss per share:

  Basic and diluted                                           49,755,730      48,718,040
                                                             ===========     ===========


  (1) Excludes noncash, stock-based compensation, as follows:

       Research and development                              $     1,293         $ 2,899
       Sales and marketing                                           477           1,165
       General and administrative                                    293             441
                                                             -----------     -----------
                                                             $     2,063     $     4,505
                                                             ===========     ===========

                             See accompanying notes.

                               AVICI SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                         -------------------------------

                                                                               2002              2001
                                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $    (18,442)     $    (17,150)
   Adjustments to reconcile net loss to net cash used in operating activities -
     Depreciation and amortization                                              5,764             3,280
     Common stock warrant discount                                                817               817
     Compensation expense associated with issuance of stock
       options to employees and consultants                                     2,063             4,505
     Changes in current assets and liabilities:
       Inventories                                                              4,066            (2,072)
       Trade accounts receivable                                               (4,072)          (16,378)
       Prepaid expenses and other current assets                                  466            (1,794)
       Accounts payable                                                          (301)           (4,156)
       Accrued payroll and payroll related                                       (560)            1,700
       Accrued supplier commitments                                            (1,840)               --
       Accrued other                                                              344              (417)
       Deferred revenue                                                           255             6,984
                                                                         ------------      ------------

         Cash used in operating activities                                    (11,440)          (24,681)
                                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                         (3,343)          (15,767)
   Maturity (purchase) of investments, net                                      2,915            (4,789)
                                                                         ------------      ------------

         Cash used in investing activities                                       (428)          (20,556)
                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                         21               880
   Payments on long-term obligations                                             (813)           (1,063)
                                                                         ------------      ------------

         Cash used in financing activities                                       (792)             (183)
                                                                         ------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                         (12,660)          (45,420)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                128,935           233,392
                                                                         ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    116,275      $    187,972
                                                                         ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                            $         64      $        151
                                                                         ============      ============

                             See accompanying notes.

                               AVICI SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION

The financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2002 and December 31, 2001 and the operating results and cash flows for the three month periods ended March 31, 2002 and 2001. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2001, which appear in the Company's annual report on Form 10-K. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. This bulletin summarizes certain views of the Staff on applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policy complies with the guidelines in the bulletin. The adoption of SAB No. 101 did not have any effect on the accompanying consolidated financial statements.

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

Cash, Cash Equivalents, Investments and Long-term Marketable Securities consist of the following (in thousands):

                                                 March 31,          December 31,
                                                   2002                 2001
                                              ----------------    --------------

Cash and cash equivalents                     $     58,728        $     65,383
Short-term investments                              57,547              63,552
                                              ----------------    --------------

     Subtotal                                      116,275             128,935
Long-term marketable securities                     32,591              35,506
                                              ----------------    --------------

                                              $    148,866        $    164,441
                                              ================    ==============


(c) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(d) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                             March 31,      December 31,
                                               2002             2001
                                             ----------     ------------
                                                    (unaudited)

Finished goods and work in progress            $ 1,858         $ 5,202
Raw materials                                    2,185           2,907
                                               -------         -------
                                               $ 4,043         $ 8,109
                                               =======         =======

The Company regularly reviews inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand for the next twelve months.

(e) Net Loss per Share

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

(f) Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized;

however these assets will be reviewed for impairment on a periodic basis, at least annually. The Company adopted this statement as of January 1, 2002. As of March 31, 2002, the Company had no intangible or goodwill assets impacted by this statement.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This statement supersedes SFAS No. 121, and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Management adopted this statement as of January 1, 2002, and it did not have a material impact on the Company's consolidated financial position or results of operations.

(g)      Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

NOTE 3.  COMMON STOCK WARRANT DISCOUNT

In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is non-forfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement at the rate of $0.8 million per quarter. As of March 31, 2002, $4.9 million has been amortized.

NOTE 4. LITIGATION

Twelve purported securities class action lawsuits are currently pending against the Company and one or more of the Company's underwriters in the Company's initial public offering, and certain officers and directors of the Company. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Felzen, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3363; Lefkowitz, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3541; Lewis, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3698; Mandel, et. al v. Avici Systems Inc., et al., C.A. No. 01-CV-3713; Minai, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3870; Steinberg, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3983; Pelissier, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4204; Esther, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4352; Zhous, et al. v. Avici Systems Inc. et al., C.A. No. 01-CV-4494; Mammen, et al.
v. Avici Systems Inc., et. al., C.A. No. 01-CV-5722; Lin, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-5674; and Shives, et al. v. Banc of America Securities, et al., C.A. No. 01-CV-4956. These lawsuits allege, among other things, that the underwriters of the Company's initial public offering (IPO) improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company's stock in the aftermarket as conditions of receiving shares in the Company's IPO. The lawsuits further claim that these supposed practices of the underwriters should have been disclosed in the Company's IPO prospectus and registration statement. The suits seek rescission of the plaintiffs' alleged purchases of the Company's stock as well as unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City which, along with the cases against the Company, have all been transferred to a single federal district judge for purposes of coordinated case management. The Company and its officers and directors believe that the claims against the Company lack merit, and intends to defend the litigation vigorously. While the Company can make no promises or guarantees as to the outcome of these actions, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition or results of operations.

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

Since our inception, we have incurred significant losses. As of March 31, 2002, we had an accumulated deficit of $282.2 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICs, and software, and system testing the Avici Terabit Switch Router product, or TSR. Revenue was first recognized during the first quarter of 2000. We have also built our administrative, marketing, sales, customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur significant operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. We expect to incur significant sales and marketing, research and development and general and administrative expenses as we expand our business and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

The TSR became commercially available in the fourth quarter of 1999. During 2001, we introduced the Avici Stackable Switch Router product, or SSR, a rack-mountable scalable router for carriers and service providers with smaller core networks. The first SSR sale occurred during the fourth quarter of 2001. We currently market our products to major carriers in North America through a direct sales force. We also market our products internationally through systems integrators, distributors, and a direct sales force in Europe. We currently provide product installation and customer field support through our internal customer service organization and third-party support organizations.

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

The Company has a procurement agreement with Qwest Communications which provides for an undisclosed minimum purchase commitment and expires in July 2003. Deployment of the Company's products by Qwest is dependent upon the successful completion of ongoing competitive trials, which the Company expects to be completed during 2002. There can be no assurance as to the timing of the completion of these trials and tests or that their outcome will be favorable.

In December 2001, the Company amended its procurement agreement with Williams Communications extending its term through December 2003. The amended agreement provided for a current cash payment of $8.5 million, which we received in

December 2001 and included $2.7 million for product deliveries made in the fourth quarter of 2001 and $5.8 million in lieu of remaining purchase commitments in the original agreement totaling $25 million. The $5.8 million, which is included in the consolidated balance sheet in deferred revenue at March 31, 2002, can be used as a credit, applied at varying rates, against future purchases through 2003.

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

In response to unfavorable industry conditions, the Company implemented restructuring programs during the third and fourth fiscal quarters of 2001 designed to decrease operating expenses and align resources with future growth opportunities. The restructuring programs included workforce reductions totaling 95 employees, or approximately 24% of the workforce. The affected employees are entitled to severance and other benefits pursuant to a benefits program. The Company recorded charges totaling $0.9 million for these termination benefits during the third and fourth fiscal quarters of 2001. Approximately $0.6 million in termination benefits was paid during 2001 and the remaining $0.3 million was paid during the first quarter of 2002. In addition, the Company recorded a charge of $1.7 million to dispose of redundant assets and to accrue lease payments associated with excess facility space.

The Company's restructuring related reserves at March 31, 2002 are summarized as follows (in thousands):

                                                                                       Restructuring
                                                                                         Accrual at
                                              Total        Noncash         Cash           March 31,
                                              Charge       Charges       Payments           2002
                                             ---------    ----------    ------------   -------------
Workforce reduction                           $   869      $      -        $    869      $        -
Consolidation of facilities and disposal of
assets                                          1,718         1,330             106             282

Reversal of stock based compensation           (1,525)       (1,525)              -               -
                                              -------      --------        --------      ----------

Total                                         $ 1,062      $   (195)       $    975      $      282
                                              =======      ========        ========      ==========




The workforce reduction resulted in the forfeiture of employee stock options. The restructuring charge includes the reversal of $1.5 million of non-cash stock based compensation expense previously recorded for the forfeited options.

Additionally, in the third quarter of 2001 the Company recorded a charge of $17.2 million as an element of cost of sales to reflect a write down of inventories and inventory commitments for long lead time items which were considered to be in excess of foreseeable demand. The charge included commitments to suppliers including ASICs, module components, and TSR bay components totaling approximately $9.6 million and inventory components and finished goods on hand relating to the TSR product, totaling approximately $7.6 million were identified as in excess of forecasted demand for the next 12 months. Since the end of the third quarter of fiscal 2001, the Company has paid approximately $8.8 million to settle inventory commitments with suppliers, and the Company expects to substantially pay the remaining $0.8 million of accrued supplier commitments during 2002. Approximately $3.5 million of the excess inventory on hand has been discarded since the end of the third quarter of fiscal 2001. Based on our current demand forecasts, the Company does not currently anticipate that the remaining $4.1 million of excess inventory will be used at a later date.

Although the Company expects telecommunications service providers to continue to maintain conservative levels of capital spending in the near term, we do not anticipate that further charges for restructuring actions and excess inventory will be required in the next twelve months. However, should deterioration in the telecommunications equipment market continue, there can be no assurance that it will not have an adverse impact on the financial results and financial condition of the Company.

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

Our warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Gross Revenue. Gross revenue decreased $6.5 million from $15.7 million during the first quarter of 2001 to $9.2 million for the first quarter of 2002. The Company experienced lower unit sales during the 2002 period as a result of reduced capital spending by telecommunications service providers. Two customers, namely AT&T and Qwest Communications, each accounted for in excess of 10% of gross revenue in the 2002 period. Three customers, namely AT&T, Qwest Communications, and Enron Broadband Services, each accounted for in excess of 10% of gross revenue in the 2001 period.

Common Stock Warrant Discount. In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is non-forfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement at the rate of $0.8 million per quarter. As of March 31, 2002, $4.9 million has been amortized.

Cost of Revenue. Cost of revenue was $5.9 million for the first quarter of 2002. Cost of revenue includes the cost of manufacturing overhead, and certain customer support costs. Cost of revenue as a percentage of gross and net revenue for the first quarter of 2002 was approximately 64% and 70%, respectively, compared to 57% and 60% for the first quarter of 2001. The higher percentage reflects the spreading of fixed overhead costs over a smaller revenue base in the 2002 period as compared to the 2001 period. The higher percentages were partially offset by cost reductions achieved with key suppliers and a reduction of fixed overhead costs as a result of restructuring programs implemented by the Company. We anticipate the cost of revenue as a percentage of both gross and net revenue to decrease as we sell more higher margin modules as compared to bays and as fixed overhead costs are spread over an even greater revenue base.

Research and Development. Research and development expenses decreased $0.7 million from $15.1 million for the first quarter of 2001 to $14.4 million for the first quarter of 2002. This decrease was due primarily to a decrease of $3.6 million in salary and salary-related expenses as a result of restructuring programs implemented by the Company during the second half of fiscal 2001. This decrease was partially offset by a $2.1 million increase in depreciation expense associated with the build out of the Company's internal development and test network, and increases in other research and development expenses.

Sales and Marketing. Sales and marketing expenses decreased by $1.4 million from $5.0 million for the first quarter of 2001 to $3.7 million for the first quarter of 2002. This decrease was due primarily to a decrease of $1.1 million in salary and salary-related expenses as a result of restructuring programs implemented by the Company during the second half of fiscal 2001.

General and Administrative. General and administrative expenses decreased by $0.4 million from $2.3 million for the first quarter of 2001 to $1.9 million for first quarter of 2002. The decrease was due primarily to a decrease of $0.4 million in salary and salary-related expenses as a result of restructuring programs implemented by the Company during the second half of fiscal 2001.

Stock-Based Compensation. Stock-based compensation decreased from $4.5 million for the first quarter of 2001 to $2.1 million for the first quarter of 2002. This decrease is a result of certain option grants reaching full vesting, and the related compensation becoming fully amortized.

Interest Income, Net. Interest income, net of interest expense, decreased by $2.8 million from $3.9 million for the first quarter of 2001 to $1.1 million for the first quarter of 2002 due to the decrease in invested cash balances resulting from the use of cash to fund the operations of the Company, and lower investment yields available in the market.

Liquidity and Capital Resources

Since our inception, we have financed our operations through an initial public offering in July 2000, private sales of equity securities, and, to a lesser extent, equipment lease financing. From inception through March 31, 2002, we raised approximately $410.3 million from these equity offerings. During the quarter ended March 31, 2002, we used $11.4 million in cash for operating activities, compared to $24.7 million used in the same period in 2001. The decrease in cash usage from the first quarter of 2002 as compared to the first quarter of 2001 is due to lower operating expenses as a result of restructuring programs implemented by the Company during the second half of fiscal 2001, and reduced investments in working capital. We expect working capital requirements will increase if product sales increase, creating larger customer receivable balances and the need to build inventory in advance of shipment. In addition, we will selectively invest in operating costs needed to support the scale of operations.

Purchases of property and equipment were $3.3 million for the quarter ended March 31, 2002, compared to $15.8 million for the same period in 2001, and consisted primarily of purchases of application software, test equipment and computer equipment, including workstations, servers and laboratory equipment primarily to support current research and development activities, customer support infrastructure and establish management information systems. The Company expects that its capital expenditures will be approximately $15.0 million for the remainder of 2002. The timing and amount of future capital expenditures will depend primarily on our future growth. As of March 31, 2002, our future minimum lease payment obligations were $2.4 million under capital leases which require annual payments of $1.6 million for the remainder of 2002, $738,000 in 2003 and $46,000 in 2004. In addition, our future minimum lease payment obligations under operating leases is $7.2 million which require payments of $1.4 million for the remainder of 2002, $1.6 million in 2003, $1.3 million in 2004, $1.1 million in 2005 and 2006 and $0.7 million in 2007.

The Company outsources the manufacture and assembly of its products. During the normal course of business, in order to maintain competitive lead times for customers and adequate components supply, the Company enters into agreements with certain suppliers to procure inventory based upon criteria as defined by the Company. As of March 31, 2002, the Company was committed to purchase approximately $3.2 million of inventory based upon such criteria.

Other than obligations under capital leases, minimum payments under operating leases and certain commitments to vendors for long lead time inventory items, the Company has no additional debt for which it is a guarantor or direct obligor.

We expect that working capital and capital expenditure requirements may increase if product sales increase, creating larger customer receivable balances, the need to build inventory in advance of shipment and the need for increased levels of test and management information systems equipment. At March 31, 2002, the Company had cash, cash equivalents, investments and long-term marketable securities of $148.9 million. We believe that our existing cash, cash equivalents and investments together with cash flows from operations will be sufficient to meet our normal operating and capital requirements for the next 24 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities will be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management's plans and objectives for future operations, as well as statements regarding the strategy and plans of the Company. The Company's actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference include the limited number of customers; continuing acceptance of the Company's products and product enhancements; customer purchasing patterns and commitments; the size, timing and recognition of revenue from customers; the Company's ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and the Company's ability to predict and respond to market developments; the failure to keep pace with the rapidly changing requirements of our customers; the Company's ability to attract and retain key personnel; the development and expansion of the Company's direct sales force; risks associated with management of growth; the Company's ability to obtain component parts; the Company being held liable for defects or errors in our products; the expense of defending and the outcome of pending and future shareholder litigation; as well as risks of a further downturn in economic conditions generally, and in the telecommunications industry specifically, and risks associated with competition and competitive pricing pressures. For a more detailed description of the risk factors associated with the Company, please refer to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis, at least annually. The Company adopted this statement as of January 1, 2002. As of March 31, 2002, the Company had no intangible or goodwill assets impacted by this statement.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This statement supersedes SFAS No. 121, and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management adopted this statement as of January 1, 2002, and it did not have a material impact on the Company's consolidated financial position or results of operations.

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

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2002, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

Exchange Rate Sensitivity

We presently operate primarily in the United States, and sales to date have been primarily made in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

The Company has no off balance sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

PART II.      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Twelve purported securities class action lawsuits are currently pending against the Company and one or more of the Company's underwriters in the Company's initial public offering, and certain officers and directors of the Company. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Felzen, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3363; Lefkowitz, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3541; Lewis, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3698; Mandel, et. al v. Avici Systems Inc., et al., C.A. No. 01-CV-3713; Minai, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3870; Steinberg, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3983; Pelissier, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4204; Esther, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4352; Zhous, et al. v. Avici Systems Inc. et al., C.A. No. 01-CV-4494; Mammen, et al.
v. Avici Systems Inc., et. al., C.A. No. 01-CV-5722; Lin, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-5674; and Shives, et al. v. Banc of America Securities, et al., C.A. No. 01-CV-4956. These lawsuits allege, among other things, that the underwriters of the Company's initial public offering (IPO) improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company's stock in the aftermarket as conditions of receiving shares in the Company's IPO. The lawsuits further claim that these supposed practices of the underwriters should have been disclosed in the Company's IPO prospectus and registration statement. The suits seek rescission of the plaintiffs' alleged purchases of the Company's stock as well as unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City which, along with the cases against the Company, have all been transferred to a single federal district judge for purposes of coordinated case management. The Company and its officers and directors believe that the claims against the Company lack merit, and intends to defend the litigation vigorously. While the Company can make no promises or guarantees as to the outcome of these actions, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition or results of operations.

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

(b)      Reports on Form 8-K

         The Company did not file any current reports on Form 8-K during the quarter ended March 31, 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AVICI SYSTEMS INC.

Date      May 6, 2002                         By:/s/ Paul F. Brauneis
    ----------------------                    ----------------------------------
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