Form 10-Q
period 2002-06-30
AVICI SYSTEMS INC
filed 2002-08-12
CIK 1094895

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended       June 30, 2002
                               -------------------------

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


     Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

     At August 2, 2002, 50,421,169 shares of the registrant's Common Stock, par value $0.0001 per share, were outstanding.

                               AVICI SYSTEMS INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
                                                                                            PAGE
       ITEM 1.   Financial Statements:

                 Consolidated Balance Sheets as of June 30, 2002 and
                 December 31, 2001 .......................................................... 3

                 Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 ............................................... 4

                 Consolidated Statements of Cash Flows for the six months ended
                 June 30, 2002 and 2001 ..................................................... 5

                 Notes to Consolidated Financial Statements ................................. 6

       ITEM 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .................................................. 9

       ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk .................15

PART II. OTHER INFORMATION

       ITEM 1.   Legal Proceedings ..........................................................16

       ITEM 2.   Changes in Securities and Use of Proceeds .................................. *

       ITEM 3.   Defaults Upon Senior Securities ............................................ *

       ITEM 4.   Submission of Matters to a Vote of Security Holders ........................16

       ITEM 5.   Other Information .......................................................... *

       ITEM 6.   Exhibits and Reports on Form 8-K ...........................................17

SIGNATURE ...................................................................................18

*No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               AVICI SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, Except Share and per share amounts)
                                   (unaudited)

                                                  June 30,         December 31,
                                                    2002               2001
                                                  ---------         ---------
ASSETS
Current assets:
    Cash, cash equivalents and investments        $  91,886         $ 128,935
    Trade accounts receivable, net                    7,202             2,830
    Inventories, net                                  3,091             8,109
    Prepaid expenses and other current assets         2,393             2,635
                                                  ---------         ---------

         Total current assets                       104,572           142,509

Property and equipment, net                          36,146            41,728
Long-term marketable securities                      46,659            35,506
Other assets                                            534               534
                                                  ---------         ---------

Total assets                                      $ 187,911         $ 220,277
                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term obligations   $   1,340         $   2,319
    Accounts payable                                  5,338             5,901
    Accrued payroll and payroll related               3,523             3,523
    Accrued supplier commitments                        481             2,636
    Accrued other                                     3,414             3,204
    Deferred revenue                                  8,249             8,254
                                                  ---------         ---------

         Total current liabilities                   22,345            25,837
                                                  ---------         ---------

Long-term obligations, less current maturities          293               753
                                                  ---------         ---------

Commitments and contingencies (Note 4)

Stockholders' equity:
    Preferred stock, $0.01 par value:
       Authorized - 5,000,000 shares
       Issued and outstanding - none                     --                --
    Common stock, $0.0001 par value:
       Authorized - 250,000,000 shares Issued
       and outstanding - 50,422,845 shares at
       June 30, 2002 and 50,289,099 shares at
       December 31, 2001                                  5                 5
    Additional paid-in capital                      463,197           462,961
    Common stock warrants                            12,200            12,200
    Subscription receivable                          (2,500)           (2,500)
    Deferred compensation and other consideration    (9,834)          (15,172)
    Accumulated deficit                            (297,795)         (263,807)
                                                  ---------         ---------

         Total stockholders' equity                 165,273           193,687
                                                  ---------         ---------

Total liabilities and stockholders' equity        $ 187,911         $ 220,277
                                                  =========         =========

                             See accompanying notes.

                               AVICI SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (unaudited)

                                                           Three months ended                    Six months ended
                                                                June 30,                             June 30,
                                                  ---------------------------------     ----------------------------------
                                                       2002               2001               2002               2001
                                                    ----------         ----------         ----------         ----------
Gross revenue                                         $  9,344           $ 21,414           $ 18,571           $ 37,125
Common stock warrant discount                             (816)              (816)            (1,633)            (1,633)
                                                    ----------         ----------         ----------         ----------

     Net revenue                                         8,528             20,598             16,938             35,492
                                                    ----------         ----------         ----------         ----------

Cost of revenue (1)                                      3,798             11,772              9,699             20,749
                                                    ----------         ----------         ----------         ----------

     Gross margin                                        4,730              8,826              7,239             14,743
                                                    ----------         ----------         ----------         ----------
Operating expenses:
     Research and development (2)                       14,178             15,862             28,591             30,970
     Sales and marketing (2)                             3,811              5,279              7,507             10,326
     General and administrative (2)                      1,968              2,514              3,848              4,822
     Stock-based compensation                            1,642              3,633              3,705              8,138
                                                    ----------         ----------         ----------         ----------

         Total operating expenses                       21,599             27,288             43,651             54,256
                                                    ----------         ----------         ----------         ----------

Loss from operations                                   (16,869)           (18,462)           (36,412)           (39,513)
Interest income, net                                     1,038              2,551              2,139              6,452
Other income                                               285                 --                285                 --
                                                    ----------         ----------         ----------         ----------

    Net loss                                          $(15,546)          $(15,911)          $(33,988)          $(33,061)
                                                    ==========         ==========         ==========         ==========
Net loss per share:

  Basic and diluted                                   $   (.31)          $   (.32)          $   (.68)          $   (.68)
                                                    ==========         ==========         ==========         ==========
Weighted average common shares used in
computing net loss per share:

  Basic and diluted                                 49,820,329         49,207,321         49,788,030         48,962,680
                                                    ==========         ==========         ==========         ==========

(1) Cost of revenue for the three and six-month periods ended June 30, 2002 includes a credit of $1,696 to recognize the utilization of fully reserved inventory previously estimated to be in excess of foreseeable requirements.

(2)  Excludes noncash, stock-based compensation, as follows:

Research and development                     $      996       $    2,328       $    2,289       $    5,227
Sales and marketing                                 394              997              871            2,162
General and administrative                          252              308              545              749
                                             ----------       ----------       ----------       ----------
                                             $    1,642       $    3,633       $    3,705       $    8,138
                                             ==========       ==========       ==========       ==========

                             See accompanying notes.

                               Avici Systems Inc.
                      CONSOLIDATED Statements of Cash Flows
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                             --------------------------
                                                                               2002              2001
                                                                             ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $ (33,988)        $(33,061)
   Adjustments to reconcile net loss to net cash used in operating activities -
     Depreciation and amortization                                              11,908            7,669
     Common stock warrant discount                                               1,633            1,633
     Compensation expense associated with issuance of stock
       options to employees and consultants                                      3,705            8,138
     Gain on disposal of property and equipment                                   (285)              --
     Changes in current assets and liabilities:
       Trade accounts receivable, net                                           (4,372)          (2,066)
       Inventories, net                                                          5,018           (1,912)
       Prepaid expenses and other current assets                                   242           (1,549)
       Accounts payable                                                           (563)          (8,035)
       Accrued payroll and payroll related                                          --             (241)
       Accrued supplier commitments                                             (2,155)              --
       Accrued other                                                               210              (97)
       Deferred revenue                                                             (5)          (2,629)
                                                                             ---------         --------

         Cash used in operating activities                                     (18,652)         (32,150)
                                                                             ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturity (purchase) of investments, net                                     (11,153)         (11,862)
   Purchases of property and equipment                                          (6,406)         (23,982)
   Proceeds from sale of equipment                                                 365               --
                                                                             ---------         --------

         Cash used in investing activities                                     (17,194)         (35,844)
                                                                             ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from employee stock plans                                              236            3,983
   Payments on long-term obligations                                            (1,439)          (2,149)
                                                                             ---------         --------

         Cash (used in) provided by financing activities                        (1,203)           1,834
                                                                             ---------         --------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (37,049)         (66,160)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 128,935          233,392
                                                                             ---------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  91,886         $167,232
                                                                             =========         ========

                             See accompanying notes.

                               AVICI SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2002 and December 31, 2001 and the operating results and cash flows for the three and six month periods ended June 30, 2002 and 2001. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2001, which appear in the Company's annual report on Form 10-K. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

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

Cash, Cash Equivalents, Investments and Long-term Marketable Securities consist of the following (in thousands):

                                             June 30,            December 31,
                                               2002                 2001
                                         -----------------    -----------------

Cash and cash equivalents                $          15,716    $          65,383
Short-term investments                              76,170               63,552
                                         -----------------    -----------------

     Subtotal                                       91,886              128,935
Long-term marketable securities                     46,659               35,506
                                         -----------------    -----------------

                                          $        138,545    $         164,441
                                         =================    =================


(c) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(d) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                June 30,            December 31,
                                                  2002                 2001
                                                -------              -------
                                                        (unaudited)

Finished goods and work in progress             $ 2,676              $ 5,202
Raw materials                                       415                2,907
                                                -------              -------
                                                $ 3,091              $ 8,109
                                                =======              =======

The Company regularly reviews inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand for the next twelve months.

During the second quarter of 2002, the Company recorded a credit to cost of revenue for the utilization of approximately $1.7 million of inventory previously deemed to be in excess of foreseeable requirements. The credit is the result of a refund of $0.8 million earned by the Company from a supplier relating to its use of certain excess inventory, the utilization of $0.7 million of inventory previously reserved, and a negotiated settlement relating to future purchase commitments of $0.2 million less than originally estimated. The agreement with one supplier for the settlement of excess inventory requires that supplier to keep potentially usable inventory on hand until March 31, 2003. That supplier may consume additional amounts of such inventory during the remainder of 2002 and is required to reimburse the Company should any such inventory be consumed. In addition, reserved inventory on hand may be utilized by the Company in the future. Accordingly, the Company will recognize credits to cost of revenue to the extent that such reserved inventory is actually utilized.

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

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis, at least annually. The Company adopted this statement as of January 1, 2002. As of June 30, 2002, the Company had no intangible or goodwill assets impacted by this statement.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the accounting for costs associated with restructuring activities and other disposal activities. This statement supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. This statement will be effective for disposal activities initiated after December 31, 2002, and the Company will adopt this statement for any costs relating to restructuring or disposal activities initiated after the effective date.

(g) Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

NOTE 3.  COMMON STOCK WARRANT DISCOUNT

In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is non-forfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement at the rate of $0.8 million per quarter. As of June 30, 2002, $5.7 million has been amortized.

NOTE 4. LITIGATION

Twelve purported securities class action lawsuits are currently pending against the Company and one or more of the Company's underwriters in the Company's initial public offering, and certain officers and directors of the Company. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Felzen, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3363; Lefkowitz, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3541; Lewis, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3698; Mandel, et. al v. Avici Systems Inc., et al., C.A. No. 01-CV-3713; Minai, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3870; Steinberg, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3983; Pelissier, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4204; Esther, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4352; Zhous, et al. v. Avici Systems Inc. et al., C.A. No. 01-CV-4494; Mammen, et al.
v. Avici Systems Inc., et. al., C.A. No. 01-CV-5722; Lin, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-5674; and Shives, et al. v. Banc of America Securities, et al., C.A. No. 01-CV-4956. These lawsuits seek unspecified damages and allege, among other things, that the underwriters of the Company's initial public offering (IPO) improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company's stock in the aftermarket as conditions of receiving shares in the Company's IPO. The lawsuits further claim that these supposed practices of the underwriters should have been disclosed in the Company's IPO prospectus and registration statement. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City which, along with the cases against the Company, have all been transferred to a single federal district judge for purposes of coordinated case management. The Company and its officers and directors believe that the claims against the Company lack merit, and intends to defend the litigation vigorously. In that regard, on July 15, 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants. This motion is currently pending. While the Company can make no promises or guarantees as to the outcome of these actions, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition or results of operations.

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

Since our inception, we have incurred significant losses. As of June 30, 2002, we had an accumulated deficit of $297.8 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICs, and software, and system testing the Avici Terabit Switch Router product, or TSR. Revenue was first recognized during the first quarter of 2000. We have also built our administrative, marketing, sales, customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur significant operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. We expect to incur significant sales and marketing, research and development and general and administrative expenses as we expand our business and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

We expect that in the foreseeable future, substantially all of our revenue will continue to depend on sales of our TSR and SSR to current customers and a limited number of potential new customers. Generally, these customers are not contractually committed to purchase any minimum quantities of products from us. The TSR has been deployed by AT&T, and the Company and AT&T have entered into a three year procurement agreement through December 2003 which describes the conditions under which AT&T may acquire equipment from the Company. The agreement has no minimum purchase commitment associated with it.

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

In December 2001, the Company amended its procurement agreement with Williams Communications extending its term through December 2003. The amended agreement provided for a current cash payment of $8.5 million, which we received in December 2001 and included $2.7 million for product deliveries made in the fourth quarter of 2001 and $5.8 million in lieu of remaining purchase commitments in the original agreement totaling $25 million. The $5.8 million, which is included in the consolidated balance sheet in deferred revenue at June 30, 2002, can be used as a credit, applied at varying rates, against future purchases through 2003. Any unused credits become income to the Company upon expiration.

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

In response to unfavorable industry conditions, the Company implemented restructuring programs during the third and fourth fiscal quarters of 2001 designed to decrease operating expenses and align resources with future growth opportunities. The restructuring programs included workforce reductions totaling 95 employees, or approximately 24% of the workforce. The affected employees received severance and other benefits pursuant to a benefits program. The Company recorded charges totaling $0.9 million for these termination benefits during the third and fourth fiscal quarters of 2001. Approximately $0.6 million in termination benefits was paid during 2001 and the remaining $0.3 million was paid during the first quarter of 2002. In addition, the Company recorded a charge of $1.7 million to dispose of redundant assets and to accrue lease payments associated with excess facility space.

The Company's restructuring related reserves at June 30, 2002 are summarized as follows (in thousands):

                                                                                                   Restructuring
                                                                                                     Accrual at
                                                Total             Noncash             Cash            June 30,
                                               Charge             Charges           Payments            2002
                                              ---------          ---------          ---------        -----------
Workforce reduction                           $     869          $       -          $     869        $         -
Consolidation of facilities and disposal of
  assets                                          1,718              1,330                159                229

Reversal of stock based compensation             (1,525)            (1,525)                 -                  -
                                              ---------          ---------          ---------        -----------
Total                                         $   1,062           $   (195)         $   1,028        $       229
                                              =========          =========          =========        ===========

The workforce reduction resulted in the forfeiture of employee stock options. The restructuring charge includes the reversal of $1.5 million of non-cash stock based compensation expense previously recorded for the forfeited options.

Additionally, in the third quarter of 2001 the Company recorded a charge of $17.2 million as an element of cost of revenue to reflect a write down of inventories and inventory commitments for long lead time items which were considered to be in excess of foreseeable demand. The charge included commitments to suppliers including ASICs, module components, and TSR bay components totaling approximately $9.6 million and inventory components and finished goods on hand relating to the TSR product, totaling approximately $7.6 million were identified as in excess of forecasted demand for the next 12 months. Since the end of the third quarter of fiscal 2001, the Company has paid approximately $9.4 million to settle inventory commitments with suppliers, and has discarded approximately $4.8 million of the excess inventory on hand.

During the second quarter of 2002, the Company recorded a credit to cost of revenue for the utilization of approximately $1.7 million of inventory previously deemed to be in excess of foreseeable requirements. The credit is the result of a refund of $0.8 million earned by the Company from a supplier relating to its use of certain excess inventory, the utilization of $0.7 million of inventory previously reserved, and a negotiated settlement relating to future purchase commitments of $0.2 million less than originally estimated. The agreement with one supplier for the settlement of excess inventory requires that supplier to keep potentially usable inventory on hand until March 31, 2003. That supplier may consume additional amounts of such inventory during the remainder of 2002 and is required to reimburse the Company should any such inventory be consumed. In addition, reserved inventory on hand may be utilized by the Company in the future. Accordingly, the Company will recognize credits to cost of revenue to the extent that such reserved inventory is actually utilized.

The Company expects telecommunications service providers to continue to maintain conservative levels of capital spending in the near term. Accordingly, should deterioration in the telecommunications equipment market continue, or should there be a change in the Company's strategy, there can be no assurance that further restructuring might not be necessary or that such restructuring actions, if required, would not have an adverse impact on the results of operations and financial condition of the Company.

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

We value our inventory at the lower of our actual cost or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand for the next twelve months. To the extent that inventory previously considered to be in excess is ultimately utilized, credits are recorded upon utilization. As demonstrated during 2001, demand for our products can fluctuate suddenly and significantly due to changes in economic and business conditions. A significant increase in demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory on hand and at suppliers. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory on hand and at suppliers. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30,
2001

Gross Revenue. Gross revenue decreased $12.1 million from $21.4 million during the second quarter of 2001 to $9.3 million for the second quarter of 2002. The Company experienced lower unit sales during the 2002 period as a result of reduced capital spending by telecommunications service providers. Two customers, namely AT&T and Qwest Communications, each accounted for in excess of 10% of gross revenue in the 2002 and 2001 period.

Common Stock Warrant Discount. In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is non-forfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement at the rate of $0.8 million per quarter. As of June 30, 2002, $5.7 million has been amortized.

Cost of Revenue. Cost of revenue was $3.8 million for the second quarter of 2002, and includes a credit for the utilization of $1.7 million of inventory previously determined to be in excess of foreseeable requirements. Cost of revenue includes the cost of manufacturing overhead, and certain customer support costs. Excluding the credit for the utilization of excess inventory, cost of revenue as a percentage of gross and net revenue for the second quarter of 2002 was approximately 59% and 64%, respectively, compared to 55% and 57% for the second quarter of 2001. The higher percentage reflects the spreading of fixed overhead costs over a smaller revenue base in the 2002 period as compared to the 2001 period. The higher percentages were partially offset by cost reductions achieved with key suppliers and a reduction of fixed overhead costs as a result of restructuring programs implemented by the Company. We anticipate the cost of revenue as a percentage of both gross and net revenue to decrease as we sell more higher margin modules as compared to bays and as fixed overhead costs are spread over an even greater revenue base.

Research and Development. Research and development expenses decreased $1.7 million from $15.9 million for the second quarter of 2001 to $14.2 million for the second quarter of 2002. This decrease was due primarily to a decrease of $2.9 million in salary and salary-related expenses as a result of restructuring programs implemented by the Company during the second half of fiscal 2001, plus decreases in other outside service costs. These decreases were partially offset by a $1.3 million increase in depreciation expense associated with the build out of the Company's internal development and test network, and increases in other research and development expenses.

Sales and Marketing. Sales and marketing expenses decreased by $1.5 million from $5.3 million for the second quarter of 2001 to $3.8 million for the second quarter of 2002. This decrease was due primarily to a decrease of $1.1 million in salary and salary-related expenses as a result of restructuring programs implemented by the Company during the second half of fiscal 2001.

General and Administrative. General and administrative expenses decreased by $0.5 million from $2.5 million for the second quarter of 2001 to $2.0 million for second quarter of 2002. The decrease was due primarily to a decrease of $0.4 million in salary and salary-related expenses as a result of restructuring programs implemented by the Company during the second half of fiscal 2001.

Stock-Based Compensation. Stock-based compensation decreased from $3.6 million for the second quarter of 2001 to $1.6 million for the second quarter of 2002. This decrease is a result of certain option grants reaching full vesting, and the related compensation becoming fully amortized, and the elimination of future stock based compensation due to employee terminations.

Other Income. During the second quarter of fiscal 2002, the Company recorded a gain of $0.3 million relating to the excess of insurance proceeds at replacement value over the net book value of certain information technology equipment damaged during the first quarter of fiscal 2002.

Interest Income, Net. Interest income, net of interest expense, decreased by $1.5 million from $2.6 million for the second quarter of 2001 to $1.0 million for the second quarter of 2002 due to the decrease in invested cash balances resulting from the use of cash to fund the operations of the Company, and lower investment yields available in the market.

Results of Operations

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Gross Revenue. Gross revenue decreased $18.6 million from $37.1 million during the first six months of 2001 to $18.6 million for the same period in 2002. The Company experienced lower unit sales during the 2002 period as a result of reduced capital spending by telecommunications service providers. Two customers, namely AT&T and Qwest Communications, each accounted for in excess of 10% of gross revenue in the 2002 period. Three customers, namely AT&T, Qwest Communications and Enron Broadband Services, each accounted for in excess of 10% of gross revenue in the 2001 period.

Common Stock Warrant Discount. In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is non-forfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement at the rate of $0.8 million per quarter. As of June 30, 2002, $5.7 million has been amortized.

Cost of Revenue. Cost of revenue was $9.7 million for the first six months of 2002, and includes a credit for the utilization of $1.7 million of inventory previously determined to be in excess of foreseeable requirements. Cost of revenue includes the cost of manufacturing overhead, and certain customer support costs. Excluding the credit for the utilization of excess inventory, cost of revenue as a percentage of gross and net revenue for the first six months of 2002 was approximately 61% and 67%, respectively, compared to 56% and 58% for the same period in 2001. The higher percentage reflects the spreading of fixed overhead costs over a smaller revenue base in the 2002 period as compared to the 2001 period. The higher percentages were partially offset by cost reductions achieved with key suppliers and a reduction of fixed overhead costs as a result of restructuring programs implemented by the Company. We anticipate the cost of revenue as a percentage of both gross and net revenue to decrease as we sell more higher margin modules as compared to bays and as fixed overhead costs are spread over an even greater revenue base.

Research and Development. Research and development expenses decreased $2.4 million from $31.0 million for the first six months of 2001 to $28.6 million for the same period in 2002. This decrease was due primarily to a decrease of $6.6 million in salary and salary-related expenses as a result of restructuring programs implemented by the Company during the second half of fiscal 2001. This decreases was partially offset by a $3.4 million increase in depreciation expense associated with the build out of the Company's internal development and test network, and increases in other research and development expenses.

Sales and Marketing. Sales and marketing expenses decreased by $2.8 million from $10.3 million for the first six months of 2001 to $7.5 million for the same period in 2002. This decrease was due primarily to a decrease of $2.2 million in salary and salary-related expenses as a result of restructuring programs implemented by the Company during the second half of fiscal 2001.

General and Administrative. General and administrative expenses decreased by $1.0 million from $4.8 million for the first six month of 2001 to $3.8 million for same period in 2002. The decrease was due primarily to a decrease of $0.8 million in salary and salary-related expenses as a result of restructuring programs implemented by the Company during the second half of fiscal 2001.

Stock-Based Compensation. Stock-based compensation decreased from $8.1 million for the first six months of 2001 to $3.7 million for the same period in 2002. This decrease is a result of certain option grants reaching full vesting, and the related compensation becoming fully amortized, and the elimination of future stock based compensation due to employee terminations.

Other Income. During the second quarter of fiscal 2002, the Company recorded a gain of $0.3 million relating to the excess of insurance proceeds at replacement value over the net book value of certain information technology equipment damaged during the first quarter of fiscal 2002.

Interest Income, Net. Interest income, net of interest expense, decreased by $4.3 million from $6.5 million for the first six months of 2001 to $2.1 million for the same period in 2002 due to the decrease in invested cash balances resulting from the use of cash to fund the operations of the Company, and lower investment yields available in the market.

Liquidity and Capital Resources

Since our inception, we have financed our operations through an initial public offering in July 2000, private sales of equity securities, and, to a lesser extent, equipment lease financing. From inception through June 30, 2002, we raised approximately $410.3 million from these equity offerings. During the six months ended June 30, 2002, we used $18.7 million in cash for operating activities, compared to $32.2 million used in the same period in 2001. The decrease in cash usage from the 2002 period as compared to the 2001 period is due to lower operating expenses as a result of restructuring programs implemented by the Company during the second half of fiscal 2001, and reduced investments in working capital. We expect working capital requirements will increase if product sales increase, creating larger customer receivable balances and the need to build inventory in advance of shipment. In addition, we will selectively invest in operating costs needed to support the scale of operations.

Purchases of property and equipment were $6.4 million for the six months ended June 30, 2002, compared to $24.0 million for the same period in 2001, and consisted primarily of purchases of application software, test equipment and computer equipment, including workstations, servers and laboratory equipment primarily to support current research and development activities, customer support infrastructure and establish management information systems. The Company expects that its capital expenditures will be approximately $9.0 million for the remainder of 2002. The timing and amount of future capital expenditures will depend primarily on our future growth. As of June 30, 2002, our future minimum lease payment obligations were $1.7 million under capital leases which require payments of $932,000 for the remainder of 2002, and annual payments of $738,000 in 2003 and $46,000 in 2004. In addition, our future minimum lease payment obligations under operating leases is $6.8 million which require payments of $0.9 million for the remainder of 2002, $1.7 million in 2003, $1.3 million in 2004, $1.1 million in 2005 and 2006 and $0.7 million in 2007.

The Company outsources the manufacture and assembly of its products. During the normal course of business, in order to maintain competitive lead times for customers and adequate components supply, the Company enters into agreements with certain suppliers to procure inventory based upon criteria as defined by the Company. As of June 30, 2002, the Company was committed to purchase approximately $4.8 million of inventory based upon such criteria.

Other than obligations under capital leases, minimum payments under operating leases and certain commitments to vendors for long lead time inventory items, the Company has no additional debt for which it is a guarantor or direct obligor.

We expect that working capital and capital expenditure requirements may increase if product sales increase, creating larger customer receivable balances, the need to build inventory in advance of shipment and the need for increased levels of test and management information systems equipment. At June 30, 2002, the Company had cash, cash equivalents, investments and long-term marketable securities of $138.5 million. We believe that our existing cash, cash equivalents and investments together with cash flows from operations will be sufficient to meet our normal operating and capital requirements for the next 24 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities will be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management's plans and objectives for future operations, as well as statements regarding the strategy and plans of the Company. The Company's actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference include the limited number of customers; continuing acceptance of the Company's products and product enhancements; customer purchasing patterns and commitments; the size, timing and recognition of revenue from customers; the Company's ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and the Company's ability to predict and respond to market developments; the failure to keep pace with the rapidly changing requirements of our customers; the Company's ability to attract and retain key personnel; the development and expansion of the Company's direct sales force and/or other distributor channels; risks associated with management of growth; the Company's ability to obtain component parts; the Company being held liable for defects or errors in our products; the expense of defending and the outcome of pending and future shareholder litigation; as well as risks of a further downturn in economic conditions generally, and in the telecommunications industry specifically, and risks associated with competition and competitive pricing pressures. For a more detailed description of the risk factors associated with the Company, please refer to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis, at least annually. The Company adopted this statement as of January 1, 2002. As of June 30, 2002, the Company had no intangible or goodwill assets impacted by this statement.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the accounting for costs associated with restructuring activities and other disposal activities. This statement supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. This statement will be effective for disposal activities initiated after December 31, 2002, and the Company will adopt this statement for any costs relating to restructuring or disposal activities initiated after the effective date.

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

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2002, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

Exchange Rate Sensitivity

We presently operate primarily in the United States, and sales to date have been primarily made in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

The Company has no off balance sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

PART II.      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Twelve purported securities class action lawsuits are currently pending against the Company and one or more of the Company's underwriters in the Company's initial public offering, and certain officers and directors of the Company. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Felzen, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3363; Lefkowitz, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3541; Lewis, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3698; Mandel, et. al v. Avici Systems Inc., et al., C.A. No. 01-CV-3713; Minai, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3870; Steinberg, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3983; Pelissier, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4204; Esther, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4352; Zhous, et al. v. Avici Systems Inc. et al., C.A. No. 01-CV-4494; Mammen, et al.
v. Avici Systems Inc., et. al., C.A. No. 01-CV-5722; Lin, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-5674; and Shives, et al. v. Banc of America Securities, et al., C.A. No. 01-CV-4956. These lawsuits seek unspecified damages and allege, among other things, that the underwriters of the Company's initial public offering (IPO) improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company's stock in the aftermarket as conditions of receiving shares in the Company's IPO. The lawsuits further claim that these supposed practices of the underwriters should have been disclosed in the Company's IPO prospectus and registration statement. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City which, along with the cases against the Company, have all been transferred to a single federal district judge for purposes of coordinated case management. The Company and its officers and directors believe that the claims against the Company lack merit, and intends to defend the litigation vigorously. In that regard, on July 15, 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants. This motion is currently pending. While the Company can make no promises or guarantees as to the outcome of these actions, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 21, 2002, the stockholders elected Steven Kaufman, Stephen Diamond and Richard Liebhaber to serve for three-year terms as Class II Directors of the Company and until their successors are elected and appointed by the following votes:

         Director        For               Withheld
         --------        ----              --------
         Kaufman         40,010,571        1,082,942
         Diamond         39,822,685        1,270,828
         Liebhaber       39,769,587        1,323,926

At the same annual meeting, the stockholders approved an amendment to the Company's 2000 Amended Stock Option and Incentive Plan increasing the annual per participant award limitation to 2,000,000 by the following vote:

         For             Against           Abstain          Broker Non-Votes
         ----            -------           -------          ----------------
         34,960,363      6,607,217         65,933           0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

         Exhibit No.       Exhibit Description

         3.1* Amended and Restated Certificate of Incorporation of the Company

         3.2*              Amended and Restated By-laws of the Company

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with the Company's Registration Statement on Form S-1 (File No. 333-37316) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering which became effective July 27, 2000.

(b) Reports on Form 8-K

         The Company filed a Report on Form 8-K dated July 1, 2002 and a Report on form 8-K/A dated July 3, 2002, reporting a change in the Company's certifying accountant.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AVICI SYSTEMS INC.


Date     August 12, 2002       By: /s/ Paul F. Brauneis
         ---------------       -----------------------------------------------
                               Paul F. Brauneis
                               Chief Financial Officer, Treasurer, Senior Vice
                               President of Finance and Administration, and
                               Principal Accounting Officer

                                  Exhibit index

         Exhibit No.       Exhibit Description

         3.1* Amended and Restated Certificate of Incorporation of the Company

         3.2*              Amended and Restated By-laws of the Company

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Filed with the Company's Registration Statement on Form S-1 (File No. 333-37316) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering which became effective July 27, 2000.