Form 10-Q
period 2002-09-30
AVICI SYSTEMS INC
filed 2002-11-06
CIK 1094895

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

For the quarterly period ended        September 30, 2002
                               ----------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ____________________  to __________________


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

     Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes   [X]    No ________
                                             ------

     At October 30, 2002, 50,422,018 shares of the registrant's Common Stock, par value $0.0001 per share, were outstanding.

                               AVICI SYSTEMS INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I.  FINANCIAL INFORMATION

       ITEM 1. Financial Statements:

                 Consolidated Balance Sheets as of September 30, 2002 and
                 December 31, 2001 .........................................................................    3

                 Consolidated Statements of Operations for the three and nine months
                 ended September 30, 2002 and 2001 .........................................................    4

                 Consolidated Statements of Cash Flows for the nine months ended
                 September 30, 2002 and 2001 ...............................................................    5

                 Notes to Consolidated Financial Statements ................................................    6

       ITEM 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .................................................................   10

       ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk ................................   18

       ITEM 4.   Controls and Procedures ...................................................................   18

PART II. OTHER INFORMATION

       ITEM 1. Legal Proceedings ...........................................................................   18

       ITEM 2. Changes in Securities and Use of Proceeds ...................................................    *

       ITEM 3. Defaults Upon Senior Securities .............................................................    *

       ITEM 4. Submission of Matters to a Vote of Security Holders .........................................    *

       ITEM 5. Other Information ...........................................................................    *

       ITEM 6. Exhibits and Reports on Form 8-K ............................................................   19

SIGNATURE ..................................................................................................   20

CERTIFICATIONS .............................................................................................   21

*No information provided due to inapplicability of item.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               AVICI SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, Except Share and per share amounts)
                                   (unaudited)

                                                                               September 30,      December 31,
                                                                                   2002              2001
                                                                               -------------      ------------
ASSETS
Current assets:
   Cash, cash equivalents and investments                                        $  91,844         $ 128,935
   Trade accounts receivable, net                                                      920             2,830
   Inventories, net                                                                  2,865             8,109
   Prepaid expenses and other current assets                                         2,329             2,635
                                                                                 ---------         ---------

       Total current assets                                                         97,958           142,509

Property and equipment, net                                                         31,983            41,728
Long-term marketable securities                                                     41,836            35,506
Other assets                                                                           523               534
                                                                                 ---------         ---------

Total assets                                                                     $ 172,300         $ 220,277
                                                                                 =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term obligations                                   $     973         $   2,319
   Accounts payable                                                                  5,713             5,901
   Accrued payroll and payroll related costs                                         3,510             2,951
   Accrued restructuring costs                                                       1,907               572
   Accrued supplier commitments                                                        702             2,636
   Accrued other                                                                     3,051             3,204
   Deferred revenue                                                                  8,225             8,254
                                                                                 ---------         ---------

       Total current liabilities                                                    24,081            25,837
                                                                                 ---------         ---------

Long-term obligations, less current maturities                                         150               753
                                                                                 ---------         ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value:
      Authorized - 5,000,000 shares Issued and outstanding - none                       --                --
   Common stock, $0.0001 par value:
      Authorized - 250,000,000 shares Issued and outstanding - 50,428,686
      shares at September 30, 2002 and 50,289,099 shares at December 31, 2001            5                 5
   Additional paid-in capital                                                      461,602           462,961
   Common stock warrants                                                            12,200            12,200
   Subscription receivable                                                          (2,500)           (2,500)
   Deferred compensation and other consideration                                    (7,072)          (15,172)
   Accumulated deficit                                                            (316,166)         (263,807)
                                                                                 ---------         ---------

       Total stockholders' equity                                                  148,069           193,687
                                                                                 ---------         ---------

Total liabilities and stockholders' equity                                       $ 172,300         $ 220,277
                                                                                 =========         =========

                             See accompanying notes.

                               AVICI SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (unaudited)

                                                         Three months ended                    Nine months ended
                                                           September 30,                         September 30,
                                                  --------------------------------      ---------------------------------
                                                        2002               2001              2002               2001
                                                        ----               ----              ----               ----
Gross revenue                                     $      7,264       $     10,302       $     25,836       $     47,427
Common stock warrant discount                             (816)              (817)            (2,450)            (2,450)
                                                  ------------       ------------       ------------       ------------

   Net revenue                                           6,448              9,485             23,386             44,977
                                                  ------------       ------------       ------------       ------------

Cost of revenue (1)                                      3,510             25,094             13,209             45,842
                                                  ------------       ------------       ------------       ------------

     Gross margin                                        2,938            (15,609)            10,177               (865)
                                                  ------------       ------------       ------------       ------------
Operating expenses:
     Research and development (2)                       15,338             16,375             43,929             47,344
     Sales and marketing (2)                             3,185              4,866             10,692             15,193
     General and administrative (2)                      1,595              2,671              5,443              7,493
     Stock-based compensation                            1,367              2,723              5,071             10,861
     Restructuring charges                                 925              1,134                925              1,134
                                                  ------------       ------------       ------------       ------------

         Total operating expenses                       22,410             27,769             66,060             82,025
                                                  ------------       ------------       ------------       ------------

Loss from operations                                   (19,472)           (43,378)           (55,883)           (82,890)
Interest income, net                                     1,101              2,141              3,239              8,592
Other income                                                --                 --                285                 --
                                                  ------------       ------------       ------------       ------------

    Net loss                                      $    (18,371)      $    (41,237)      $    (52,359)      $    (74,298)
                                                  ============       ============       ============       ============

Net loss per share:

  Basic and diluted                               $       (.37)      $       (.83)      $      (1.05)      $      (1.51)
                                                  ============       ============       ============       ============

Weighted average common shares used
  in computing net loss per share:

  Basic and diluted                                 49,934,800         49,486,430         49,836,518         49,137,264
                                                  ============       ============       ============       ============

 (1)  Cost of revenue for the three and nine-month periods ended September 30, 2002 includes a credit of $772 and $2,468, respectively, to recognize the utilization of fully reserved inventory previously estimated to be in excess of foreseeable requirements. Cost of revenue for the three and nine month periods ended September 30, 2001 includes a charge of $17,165 for obsolete and excess inventory.

 (2)  Excludes noncash, stock-based
      compensation, as follows:

      Research and development                    $        832       $      1,808       $      3,121       $      7,035
      Sales and marketing                                  295                690              1,165              2,852
      General and administrative                           240                225                785                974
                                                  ------------       ------------       ------------       ------------
                                                  $      1,367       $      2,723       $      5,071       $     10,861
                                                  ============       ============       ============       ============

                             See accompanying notes.

                               AVICI SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                               --------------------------
                                                                                   2002            2001
                                                                                   ----            ----
Cash Flows from Operating Activities:
   Net loss                                                                    $ (52,359)      $ (74,298)
   Adjustments to reconcile net loss to net cash used in
     operating activities -
     Depreciation and amortization                                                18,025          12,752
     Common stock warrant discount                                                 2,450           2,450
     Compensation expense associated with issuance of stock
       options to employees and consultants                                        4,052           9,810
     Net (gain) loss on disposal of property and equipment                          (251)          1,330
     Changes in current assets and liabilities:
       Trade accounts receivable, net                                              1,910          (1,270)
       Inventories, net                                                            5,244           6,339
       Prepaid expenses and other current assets                                     317          (1,733)
       Accounts payable                                                             (188)         (8,185)
       Accrued payroll and payroll related costs                                     559             710
       Accrued restructuring costs                                                 1,335             659
       Accrued supplier commitments                                               (1,934)          9,593
       Accrued other                                                                (153)            328
       Deferred revenue                                                              (29)         (2,602)
                                                                               ---------       ---------

         Cash used in operating activities                                       (21,022)        (44,117)
                                                                               ---------       ---------
Cash Flows from Investing Activities:

   Purchase of long-term marketable securities, net                               (6,330)        (12,592)
   Purchases of property and equipment                                            (8,394)        (31,856)
   Proceeds from sale of equipment                                                   365              --
                                                                               ---------       ---------
         Cash used in investing activities                                       (14,359)        (44,448)
                                                                               ---------       ---------

Cash Flows from Financing Activities:
   Proceeds from employee stock plans                                                239           4,132
   Payments on long-term obligations                                              (1,949)         (3,250)
                                                                               ---------       ---------
         Cash (used in) provided by financing activities                          (1,710)            882
                                                                               ---------       ---------

Decrease in Cash and Cash Equivalents                                            (37,091)        (87,683)

Cash and Cash Equivalents, beginning of period                                   128,935         233,392
                                                                               ---------       ---------

Cash and Cash Equivalents, end of period                                       $  91,844       $ 145,709
                                                                               =========       =========

                             See accompanying notes.

                               AVICI SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2002 and December 31, 2001 and the operating results and cash flows for the three and nine month periods ended September 30, 2002 and 2001. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2001, which appear in the Company's annual report on Form 10-K. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

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

Cash, Cash Equivalents, Investments and Long-term Marketable Securities consist of the following (in thousands):

                                                           September 30,            December 31,
                                                                2002                    2001
                                                          -----------------       -----------------
Cash and cash equivalents                                 $       24,820          $      65,383
Short-term investments                                            67,024                 63,552
                                                          -----------------       -----------------

     Subtotal                                                     91,844                128,935
Long-term marketable securities                                   41,836                 35,506
                                                          -----------------       -----------------

                                                           $     133,680          $     164,441
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

(d)  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                         September 30,           December 31,
                                            2002                      2001
                                         -------------           ------------
                                                      (unaudited)

Finished goods and work in progres         $ 2,469                  $ 5,202
Raw materials                                  396                    2,907
                                           -------                  -------
                                           $ 2,865                  $ 8,109
                                           =======                  =======

The Company regularly reviews inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand for the next twelve months.

During the nine months ended September 30, 2002, the Company recorded a credit to cost of revenue for the utilization of approximately $2.5 million of inventory previously deemed to be in excess of foreseeable requirements. The credit is the result of a refund of $1.6 million earned by the Company from a supplier relating to its use of certain excess inventory, the utilization of $0.7 million of inventory previously reserved, and a negotiated settlement relating to future purchase commitments of $0.2 million less than originally estimated. The agreement with one supplier for the settlement of excess inventory requires that supplier to keep potentially usable inventory on hand until March 31, 2003. That supplier may consume additional amounts of such inventory during the remainder of 2002 and is required to reimburse the Company should any such inventory be consumed. In addition, reserved inventory on hand may be utilized by the Company in the future. Accordingly, the Company will recognize credits to cost of revenue to the extent that such reserved inventory is actually utilized.

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

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis, at least annually. The effect of adoption of this statement as of January 1, 2002 did not have a material impact on the financial condition or results of operations of the Company.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. This statement will be effective for disposal activities initiated after December 31, 2002, and the Company will adopt this statement for any costs relating to restructuring or disposal activities initiated after the effective date.

(g)  Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

NOTE 3.  STOCKHOLDERS' EQUITY

(a)  Common Stock Warrant Discount

In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is non-forfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement at the rate of $0.8 million per quarter. As of September 30, 2002, $6.5 million has been amortized.

(b)  Reverse Stock Split and Stock Repurchase Program

During the third quarter of 2002, the Board of Directors approved a proposal that would grant the Board of Directors, subject to shareholder approval, discretionary authority to amend the Fourth Restated Certificate of Incorporation of the Company to effect a reverse stock split whereby each outstanding 2, 3, 4, or 5 shares would be combined, converted and changed into one share of the Company's common stock. The reverse stock split proposal will facilitate the continued listing of the Company's common stock on the Nasdaq National Market and will be submitted to shareholders for approval at a special meeting scheduled for November 8, 2002. The final determination of whether to implement the split, as well as the actual exchange ratio, will be determined by the Board of Directors following stockholder approval. The accompanying consolidated financial statements do not reflect the impact of a possible future reverse stock split.

In addition, the Board of Directors has authorized a share repurchase program to acquire up to six million shares of the Company's common stock in the open market, at times and prices considered appropriate by the Company during the next year. The share repurchase program may be suspended at any time and from time to time without prior notice.

NOTE 4.  RESTRUCTURING AND OTHER CHARGES

In response to unfavorable industry conditions, the Company implemented restructuring programs during the third and fourth fiscal quarters of 2001 designed to decrease operating expenses and align resources with future growth opportunities. The restructuring programs included workforce reductions totaling 95 employees, or approximately 24% of the then current workforce. Additionally, during the third quarter of 2002, the Company reduced its workforce by an additional 75 employees, or 24% of the then current workforce. The affected employees received severance and other benefits pursuant to a benefits program. The Company recorded charges totaling $0.9 million for termination benefits during the third and fourth fiscal quarters of 2001, and an additional $0.9 million for termination benefits during the third quarter of 2002. Termination benefits relating to the 2001 workforce reductions were fully paid as of the end of the first quarter of 2002. Approximately $0.2 million of the termination benefits relating to the 2002 workforce reduction were paid during third quarter of 2002 and the remaining $0.7 million will be paid by the end of the first quarter of 2003. Along with the workforce reductions, the Company recorded a charge of $1.7 million in 2001, and $1.1 million during the third quarter of 2002, to dispose of redundant assets and to accrue lease payments associated with excess facility space. Amounts related to the lease payments will be paid over the respective lease terms through July 2004.

The Company's restructuring related reserves at September 30, 2002 are summarized as follows (in thousands):

                                                                                                     Restructuring
                                                          Total        Noncash         Cash            Accrual at
                                                         Charges       Charges       Payments      September 30, 2002
                                                        ---------     ---------      --------      ------------------
2001 Restructuring:
Workforce reduction                                     $   869       $     -        $     869         $        -
Consolidation of facilities and disposal of  assets       1,718         1,330              212                176
Reversal of stock based compensation                     (1,525)       (1,525)               -                  -
                                                        -------       -------        ---------         ----------
  Subtotal                                                1,062          (195)           1,081                176

2002 Restructuring:
Workforce reduction                                         877             -             180                 697
Consolidation of facilities and disposal of assets        1,068            34               -               1,034
Reversal of stock based compensation                     (1,020)       (1,020)              -                   -
                                                        -------       -------        --------          ----------

  Total                                                 $ 1,987       $(1,181)       $  1,261          $    1,907
                                                        =======       =======        ========          ==========

The workforce reductions resulted in the forfeiture of employee stock options. The restructuring charges include the reversal of $1.5 million in 2001, and $1.0 million during the third quarter of 2002, of non-cash stock based compensation expense previously recorded for the forfeited options.

Additionally, in the third quarter of 2001 the Company recorded a charge of $17.2 million as an element of cost of revenue to reflect a write down of inventories and inventory commitments for long lead time items which were considered to be in excess of the then foreseeable demand. The charge included commitments to suppliers including ASICs, module components, and TSR bay components totaling approximately $9.6 million and inventory components and finished goods on hand relating to the TSR product, totaling approximately $7.6 million which were identified as in excess of forecasted demand for the next 12 months. Since the end of the third quarter of fiscal 2001, the Company has paid approximately $9.4 million to settle inventory commitments with suppliers, and has discarded approximately $4.8 million of the excess inventory on hand.

During the second and third quarters of 2002, the Company recorded credits to cost of revenue for the utilization of an aggregate of approximately $2.5 million of inventory previously deemed to be in excess of foreseeable requirements. The credit is the result of refunds of $1.6 million earned by the Company from a supplier relating to its use of certain excess inventory, the utilization of $0.7 million of inventory previously reserved, and a negotiated settlement relating to future purchase commitments of $0.2 million less than originally estimated. The agreement with one supplier for the settlement of excess inventory requires that supplier to keep potentially usable inventory on hand until March 31, 2003. That supplier may consume additional amounts of such inventory during the remainder of 2002 and is required to reimburse the Company should any such inventory be consumed. In addition, reserved inventory on hand may be utilized by the Company in the future. Accordingly, the Company will recognize credits to cost of revenue to the extent that such reserved inventory is actually utilized.

NOTE 5. LITIGATION

Twelve purported securities class action lawsuits are currently pending against the Company and one or more of the Company's underwriters in the Company's initial public offering, and certain officers and directors of the Company. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Felzen, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3363; Lefkowitz, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3541; Lewis, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3698; Mandel, et. al v. Avici Systems Inc., et al., C.A. No. 01-CV-3713; Minai, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3870; Steinberg, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3983; Pelissier, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4204; Esther, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4352; Zhous, et al. v. Avici Systems Inc. et al., C.A. No. 01-CV-4494; Mammen, et al.
v. Avici Systems Inc., et. al., C.A. No. 01-CV-5722; Lin, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-5674; and Shives, et al. v. Banc of America Securities, et al., C.A. No. 01-CV-4956. These lawsuits seek unspecified damages and allege, among other things, that the underwriters of the Company's initial public offering (IPO) improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company's stock in the aftermarket as conditions of receiving shares in the Company's IPO. The lawsuits further claim that these supposed practices of the underwriters should have been disclosed in the Company's IPO prospectus and registration statement. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City which, along with the cases against the Company, have all been transferred to a single federal district judge for purposes of coordinated case management. The Company and its officers and directors believe that the claims against the Company lack merit, and intends to defend the litigation vigorously. In that regard, on July 15, 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants. This motion is currently pending. On October 9, 2002, the Court approved a stipulation between the plaintiffs and the individual defendants providing for the dismissal of the individual defendants without prejudice. While the Company can make no promises or guarantees as to the outcome of these actions, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition or results of operations.

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

Since our inception, we have incurred significant losses. As of September 30, 2002, we had an accumulated deficit of $316.2 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICs, and software, and system testing the Avici Terabit Switch Router product, or TSR. Revenue was first recognized during the first quarter of 2000. We have also built our administrative, marketing, sales, customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur significant operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. We expect to incur significant sales and marketing, research and development and general and administrative expenses as we expand our business and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

We expect that in the foreseeable future, substantially all of our revenue will continue to depend on sales of our TSR, SSR and other related products to current customers and a limited number of potential new customers. Generally, these customers are not contractually committed to purchase any minimum quantities of products from us. The TSR has been deployed by AT&T, and the Company and AT&T have entered into a three year procurement agreement through December 2003 which describes the conditions under which AT&T may acquire equipment from the Company. The agreement has no minimum purchase commitment associated with it.

The Company has a procurement agreement with Qwest Communications which provides for an undisclosed minimum purchase commitment and expires in July 2003. During the third quarter of 2002, the Company completed and passed the Qwest field trials. Qwest has deployed the SSR, and is committed to a five production Points of Presence ("PoPs") deployment.

In December 2001, the Company amended its procurement agreement with Williams Communications extending its term through December 2003. The amended agreement provided for a current cash payment of $8.5 million, which we received in December 2001 and included $2.7 million for product deliveries made in the fourth quarter of 2001 and $5.8 million in lieu of remaining purchase commitments in the original agreement totaling $25 million. The $5.8 million, which is included in the consolidated balance sheet in deferred revenue at September 30, 2002, can be used as a credit, applied at varying rates, against future purchases through 2003. Any unused credits become income to the Company upon expiration.

The TSR has also been deployed by France Telecom in its VTHD R&D research network, by Chung Hwa Telecom in its Next Generation Test Bed Network, by several agencies of the United States government, and by the DARPA-funded National Transparent Optical Network. The SSR has also been deployed by Global NAPs as part of a nationwide network expansion. The Company's TSR and SSR products are currently in various stages of trials and tests with prospective customers, both internationally and domestically. There can be no assurance as to the timing of the completion of these trials and tests or that their outcome will be favorable.

In response to unfavorable industry conditions, the Company implemented restructuring programs during the third and fourth fiscal quarters of 2001 designed to decrease operating expenses and align resources with future growth opportunities. The restructuring programs included workforce reductions totaling 95 employees, or approximately 24% of the then current workforce. Additionally, during the third quarter of 2002, the Company reduced its workforce by an additional 75 employees, or 24% of the then current workforce. The affected employees received severance and other benefits pursuant to a benefits program. The Company recorded charges totaling $0.9 million for termination benefits during the third and fourth fiscal quarters of 2001, and an additional $0.9 million for termination benefits during the third quarter of 2002. Termination benefits relating to the 2001 workforce reductions were fully paid as of the end of the first quarter of 2002. Approximately $0.2 million of the termination benefits relating to the 2002 workforce reduction was paid during third quarter of 2002 and the remaining $0.7 million will be paid by the end of the first quarter of 2003. Along with the workforce reductions, the Company recorded a charge of $1.7 million in 2001, and $1.1 million during the third quarter of 2002, to dispose of redundant assets and to accrue lease payments associated with excess facility space.

The Company's restructuring related reserves at September 30, 2002 are summarized as follows (in thousands):

                                                                                                 Restructuring
                                                          Total        Noncash       Cash          Accrual at
                                                         Charges       Charges     Payments    September 30, 2002
                                                        ---------     ---------    --------    ------------------
2001 Restructuring:
Workforce reduction                                     $    869      $    -       $    869        $          -
Consolidation of facilities and disposal of assets         1,718         1,330          212                 176
Reversal of stock based compensation                      (1,525)       (1,525)         -                     -
                                                        ---------     ---------    ---------       -------------
  Subtotal                                                 1,062          (195)       1,081                 176

2002 Restructuring:
Workforce reduction                                          877           -            180                 697
Consolidation of facilities and disposal of assets         1,068            34          -                 1,034
Reversal of stock based compensation                      (1,020)       (1,020)         -                     -
                                                        ---------     ---------    --------        -------------
  Total                                                 $  1,987      $ (1,181)    $  1,261        $      1,907
                                                        =========     =========    ========        =============

The workforce reductions resulted in the forfeiture of employee stock options. The restructuring charges include the reversal of $1.5 million in 2001, and $1.0 million during the third quarter of 2002, of non-cash stock based compensation expense previously recorded for the forfeited options.

Additionally, in the third quarter of 2001 the Company recorded a charge of $17.2 million as an element of cost of revenue to reflect a write down of inventories and inventory commitments for long lead time items which were considered to be in excess of the then foreseeable demand. The charge included commitments to suppliers including ASICs, module components, and TSR bay components totaling approximately $9.6 million and inventory components and finished goods on hand relating to the TSR product, totaling approximately $7.6 million which were identified as in excess of forecasted demand for the next 12 months. Since the end of the third quarter of fiscal 2001, the Company has paid approximately $9.4 million to settle inventory commitments with suppliers, and has discarded approximately $4.8 million of the excess inventory on hand.

During the second and third quarters of 2002, the Company recorded credits to cost of revenue for the utilization of an aggregate of approximately $2.5 million of inventory previously deemed to be in excess of foreseeable requirements. The credit is the result of refunds of $1.6 million earned by the Company from a supplier relating to its use of certain excess inventory, the utilization of $0.7 million of inventory previously reserved, and a negotiated settlement relating to future purchase commitments of $0.2 million less than originally estimated. The agreement with one supplier for the settlement of excess inventory requires that supplier to keep potentially usable inventory on hand until March 31, 2003. That supplier may consume additional amounts of such inventory during the remainder of 2002 and is required to reimburse the Company should any such inventory be consumed. In addition, reserved inventory on hand may be utilized by the Company in the future. Accordingly, the Company will recognize credits to cost of revenue to the extent that such reserved inventory is actually utilized.

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

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Gross Revenue. Gross revenue decreased $3.0 million to $7.3 million for the third quarter of 2002 from $10.3 million for the third quarter of 2001. Service revenue decreased $0.2 million to $0.9 million for the third quarter of 2002 from $1.1 million for the third quarter of 2001. The Company experienced lower sales during the 2002 period as a result of reduced capital spending by telecommunications service providers. Two customers, namely Qwest Communications and AT&T, each accounted for in excess of 10% of gross product revenue in the 2002 period. Three customers, namely AT&T, Enron Broadband Services and the US Government, each accounted for in excess of 10% of gross product revenue in the 2001 period.

Common Stock Warrant Discount. In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is non-forfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement at the rate of $0.8 million per quarter. As of September 30, 2002, $6.5 million has been amortized.

Cost of Revenue. Cost of revenue was $3.5 million for the third quarter of 2002, and includes a credit for the utilization of $0.8 million of inventory previously determined to be in excess of foreseeable requirements. Cost of revenue for the third quarter of 2001 was $25.1 million, and included a $17.2 million charge for excess and obsolete inventory. Cost of revenue includes the cost of manufacturing overhead, and certain customer support costs. Excluding the credit for the utilization of excess inventory in 2002 and charges for excess and obsolete inventory in 2001, cost of revenue as a percentage of gross and net revenue for the third quarter of 2002 was approximately 59% and 66%, respectively, compared to 77% and 84% for the third quarter of 2001. The lower percentages are a result of cost reductions achieved with key suppliers and a reduction of fixed overhead costs as a result of restructuring programs implemented by the Company. We anticipate the cost of revenue as a percentage of both gross and net revenue to decrease as we sell more higher margin modules as compared to bays and as fixed overhead costs are spread over an even greater revenue base.

Research and Development. Research and development expenses decreased $1.1 million to $15.3 million for the third quarter of 2002 from $16.4 million for the third quarter of 2001. This decrease was due primarily to a decrease of $2.4 million in salary and salary-related expenses as a result of restructuring programs implemented by the Company, and reduction of other expenses of $0.4 million. This decrease was partially offset by a $0.9 million increase in depreciation expense associated with the build out of the Company's internal development and test network, and a $0.8 million increase in prototype costs incurred to develop and test new products.

Sales and Marketing. Sales and marketing expenses decreased by $1.7 million to $3.2 million for the third quarter of 2002 from $4.9 million for the third quarter of 2001. This decrease was due primarily to a decrease of $1.4 million in salary and salary-related expenses as a result of restructuring programs implemented by the Company.

General and Administrative. General and administrative expenses decreased by $1.1 million to $1.6 million for the third quarter of 2002 from $2.7 million for the third quarter of 2001. The decrease was due primarily to a decrease of $0.4 million in salary and salary-related expenses as a result of restructuring programs implemented by the Company, and a decrease of $0.2 million in outside service costs incurred to support new business systems implemented in the prior year.

Stock-Based Compensation. Stock-based compensation decreased $1.3 million to $1.4 million for the third quarter of 2002 from $2.7 million for the third quarter of 2001. This decrease is a result of certain option grants reaching full vesting, and the related compensation becoming fully amortized, and the elimination of future stock based compensation due to employee terminations.

Interest Income, Net. Interest income, net of interest expense, decreased by $1.0 million to $1.1 million for the third quarter of 2002 from $2.1 million for the third quarter of 2001 due to the decrease in invested cash balances resulting from the use of cash to fund the operations of the Company, and lower investment yields available in the market.

Results of Operations

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Gross Revenue. Gross revenue decreased $21.6 million to $25.8 million during the first nine months of 2002 from $47.4 million for the same period in 2001. Service revenue increased $0.1 million to $2.8 million during the first nine months of 2002 from

$2.7 million for the same period in 2001. The Company experienced lower sales during the 2002 period as a result of reduced capital spending by telecommunications service providers. Two customers, namely Qwest Communications and AT&T, each accounted for in excess of 10% of gross product revenue in the 2002 period. Three customers, namely AT&T, Qwest Communications and Enron Broadband Services, each accounted for in excess of 10% of gross product revenue in the 2001 period.

Common Stock Warrant Discount. In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), the Company issued a warrant to a customer to purchase 850,000 shares of the Company's common stock at a per-share exercise price of $27.73. The Agreement between the Company and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from the Company. The warrant is non-forfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement at the rate of $0.8 million per quarter. As of September 30, 2002, $6.5 million has been amortized.

Cost of Revenue. Cost of revenue was $13.2 million for the first nine months of 2002, and includes a credit for the utilization of $2.5 million of inventory previously determined to be in excess of foreseeable requirements. Cost of revenue for the first nine months of 2001 was $45.8 million, and included a $17.2 million charge for excess and obsolete inventory. Cost of revenue includes the cost of manufacturing overhead, and certain customer support costs. Excluding the credit for the utilization of excess inventory in 2002 and charges for excess and obsolete inventory in 2001, cost of revenue as a percentage of gross and net revenue for the first nine months of 2002 was approximately 61% and 67%, respectively, compared to 60% and 64% for the same period in 2001. The higher percentage reflects the spreading of fixed overhead costs over a smaller revenue base in the 2002 period as compared to the 2001 period. The higher percentages were partially offset by cost reductions achieved with key suppliers and a reduction of fixed overhead costs as a result of restructuring programs implemented by the Company. We anticipate the cost of revenue as a percentage of both gross and net revenue to decrease as we sell more higher margin modules as compared to bays and as fixed overhead costs are spread over an even greater revenue base.

Research and Development. Research and development expenses decreased $3.4 million to $43.9 million for the first nine months of 2002 from $47.3 million for the same period in 2001. This decrease was due primarily to a decrease of $9.0 million in salary and salary-related expenses as a result of restructuring programs implemented by the Company. This decrease was partially offset by a $4.3 million increase in depreciation expense associated with the build out of the Company's internal development and test network, and a $1.3 million increase in prototype costs incurred to develop and test new products.

Sales and Marketing. Sales and marketing expenses decreased by $4.5 million to $10.7 million for the first nine months of 2002 from $15.2 million for the same period in 2001. This decrease was due primarily to a decrease of $3.6 million in salary and salary-related expenses as a result of restructuring programs implemented by the Company.

General and Administrative. General and administrative expenses decreased by $2.1 million to $5.4 million for the first nine months of 2002 from $7.5 million for the same period in 2001. The decrease was due primarily to a decrease of $1.2 million in salary and salary-related expenses as a result of restructuring programs implemented by the Company, and a decrease of $0.2 million in outside service costs incurred to support new business systems implemented in the prior year.

Stock-Based Compensation. Stock-based compensation decreased $5.8 million to $5.1 million for the first nine months of 2002 from $10.9 million for the same period in 2001. This decrease is a result of certain option grants reaching full vesting, and the related compensation becoming fully amortized, and the elimination of future stock based compensation due to employee terminations.

Other Income. During the second quarter of fiscal 2002, the Company recorded a gain of $0.3 million relating to the excess of insurance proceeds at replacement value over the net book value of certain information technology equipment damaged during the first quarter of fiscal 2002.

Interest Income, Net. Interest income, net of interest expense, decreased by $5.4 million to $3.2 million for the first nine months of 2002 from $8.6 million for the same period in 2001 due to the decrease in invested cash balances resulting from the use of cash to fund the operations of the Company, and lower investment yields available in the market.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, equipment lease financing. From inception through September 30, 2002, we raised approximately $410.3 million from these equity offerings. During the nine months ended September 30, 2002, we used $21.8 million in cash for operating activities, compared to $44.1 million used in the same period in 2001. The decrease in cash usage from the 2002 period as compared to the 2001 period is due to lower operating expenses as a result of restructuring programs implemented by the Company. We expect working capital requirements will increase if product sales increase, creating larger customer receivable balances and the need to build inventory in advance of shipment. In addition, we will selectively increase operating costs as needed to support the scale of operations.

Purchases of property and equipment were $8.4 million for the nine months ended September 30, 2002, compared to $31.9 million for the same period in 2001, and consisted primarily of purchases of test equipment, computer equipment, including workstations and servers, and laboratory equipment primarily to support current research and development activities and customer support infrastructure. The Company expects that its capital expenditures will be approximately $3.0 million for the remainder of 2002. The timing and amount of future capital expenditures will depend primarily on our future growth. As of September 30, 2002, our future minimum lease payment obligations were $1.2 million under capital leases which require payments of $391,000 for the remainder of 2002, and annual payments of $738,000 in 2003 and $46,000 in 2004. In addition, our future minimum lease payment obligations under operating leases are $6.3 million which require payments of $0.5 million for the remainder of 2002, $1.6 million in 2003, $1.3 million in 2004, $1.1 million in 2005 and 2006 and $0.7 million in 2007.

The Company outsources the manufacture and assembly of its products. During the normal course of business, in order to maintain competitive lead times for customers and adequate components supply, the Company enters into agreements with certain suppliers to procure inventory based upon criteria as defined by the Company. As of September 30, 2002, the Company was committed to purchase approximately $4.2 million of inventory based upon such criteria.

During the third quarter of 2002, the Board of Directors approved a proposal that would grant the Board of Directors, subject to shareholder approval, discretionary authority to amend the Fourth Restated Certificate of Incorporation of the Company to effect a reverse stock split whereby each outstanding 2, 3, 4, or 5 shares would be combined, converted and changed into one share of the Company's common stock. The reverse stock split proposal will facilitate the continued listing of the Company's common stock on the Nasdaq National Market and will be submitted to shareholders for approval at a special meeting scheduled for November 8, 2002. The final determination of whether to implement the split, as well as the actual exchange ratio, will be determined by the Board of Directors following stockholder approval. In addition, the Company's Board of Directors authorized a share repurchase program to acquire up to six million shares of the Company's common stock in the open market, at times and prices considered appropriate by the Company during the next year. The share repurchase program may be suspended at any time and from time to time without prior notice.

Other than obligations under capital leases, minimum payments under operating leases and certain commitments to vendors for long lead-time inventory items, the Company has no additional debt for which it is a guarantor or direct obligor.

We expect that working capital and capital expenditure requirements may increase if product sales increase, creating larger customer receivable balances, the need to build inventory in advance of shipment and the need for increased levels of test and management information systems equipment. At September 30, 2002, the Company had cash, cash equivalents, investments and long-term marketable securities of $133.7 million. We believe that our existing cash, cash equivalents and investments together with cash flows from operations will be sufficient to meet our normal operating and capital requirements through 2004. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities will be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management's plans and objectives for future operations, as well as statements regarding the strategy and plans of the Company. The Company's actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference include the limited number of customers; continuing acceptance of the Company's products and product enhancements; customer purchasing patterns and commitments; the size, timing and recognition of revenue from customers; the Company's ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and the Company's ability to predict and respond to market developments; the failure to keep pace with the rapidly changing requirements of our customers; the Company's ability to attract and retain key personnel; the development and expansion of the Company's direct sales force and/or other distributor channels; risks associated with management of growth; the Company's ability to obtain component parts; the Company being held liable for defects or errors in our products; the Company's failure to comply with the listing requirements of the Nasdaq National Market System; the effects of the reverse stock split; the expense of defending and the outcome of pending and future shareholder litigation; as well as risks of a further downturn in economic conditions generally, and in the telecommunications industry specifically, and risks associated with competition and competitive pricing pressures. For a more detailed description of the risk factors associated with the Company, please refer to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis, at least annually. The effect of adoption of this statement did not have a material impact on the financial condition or results of operations of the Company.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. This statement will be effective for disposal activities initiated after December 31, 2002, and the Company will adopt this statement for any costs relating to restructuring or disposal activities initiated after the effective date.

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

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2002, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

Exchange Rate Sensitivity

We presently operate primarily in the United States, and sales to date have been primarily made in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

The Company has no off balance sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation they conclude that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)  Changes in internal controls

There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Twelve purported securities class action lawsuits are currently pending against the Company and one or more of the Company's underwriters in the Company's initial public offering, and certain officers and directors of the Company. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Felzen, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3363; Lefkowitz, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3541; Lewis, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3698; Mandel, et. al v. Avici Systems Inc., et al., C.A. No. 01-CV-3713; Minai, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3870; Steinberg, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3983; Pelissier, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4204; Esther, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4352; Zhous, et al. v. Avici Systems Inc. et al., C.A. No. 01-CV-4494; Mammen, et al.
v. Avici Systems Inc., et. al., C.A. No. 01-CV-5722; Lin, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-5674; and Shives, et al. v. Banc of America Securities, et al., C.A. No. 01-CV-4956. These lawsuits seek unspecified damages and allege, among other things, that the underwriters of the Company's initial public offering (IPO) improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company's stock in the aftermarket as conditions of receiving shares in the Company's IPO. The lawsuits further claim that these supposed practices of the underwriters should have been disclosed in the Company's IPO prospectus and registration statement. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City which, along with the cases against the Company, have all been transferred to a single federal district judge for purposes of coordinated case management. The Company and its officers and directors believe that the claims against the Company lack merit, and intends to defend the litigation vigorously. In that regard, on July 15, 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants. This motion is currently pending. On October 9, 2002, the Court approved a stipulation between the plaintiffs and the individual defendants providing for the dismissal of the individual defendants without prejudice. While the Company can make no promises or guarantees as to the outcome of these actions, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition or results of operations.

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

     The Company filed a Report on Form 8-K dated September 20, 2002 reporting the approval by the Board of Directors of a reverse stock split and announcing the intent of the Board of Directors to seek stockholder approval of a reverse stock split. The Report on Form 8-K also reported the adoption by the Board of Directors of a stock repurchase program, and the actions of the Company to lower operating costs.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AVICI SYSTEMS INC.


Date      November 6, 2002           By:/s/ Paul F. Brauneis
       -------------------------     -------------------------------------------
                                     Paul F. Brauneis
                                     Chief Financial Officer, Treasurer, Senior
                                     Vice President of Finance and
                                     Administration, and Principal Accounting
                                     Officer

                                 CERTIFICATIONS

I, Steven B. Kaufman, President and Chief Executive Officer of the Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Avici Systems
        Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                        By:/s/ Steven B. Kaufman
                                                        ------------------------
                                                               Steven B. Kaufman
                                           President and Chief Executive Officer
                                                                November 6, 2002

I, Paul F. Brauneis, Chief Financial Officer, Senior Vice President of Finance and Administration and Treasurer of the Company, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Avici Systems
          Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                         By:/s/ Paul F. Brauneis
                                                         -----------------------
                                                                Paul F. Brauneis
                                  Chief Financial Officer, Senior Vice President
                                     of Finance and Administration and Treasurer
                                                                November 6, 2002

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