Form 10-K
period 2002-12-31
AVICI SYSTEMS INC
filed 2003-03-28
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30865

AVICI SYSTEMS INC.

(Exact Name of registrant as specified in its charter)

DELAWARE	02-0493372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 Billerica Avenue

North Billerica, Massachusetts 01862

(Address of principal executive offices)

Registrant’s telephone number, including area code: (978) 964-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 Par Value

Indicate by check mark whether the registrant:    (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 28, 2002 was approximately $46,986,154 (based on the closing price of the Registrant’s Common Stock on June 28, 2002 of $4.04 per share).

The number of shares outstanding of the Registrant’s $.0001 par value Common Stock as of March 10, 2003 was 12,600,196.

DOCUMENT INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

AVICI SYSTEMS INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2002

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. Our future results may differ materially from our historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission in the future.

PART I

ITEM 1.    BUSINESS

Overview

Avici Systems Inc., a Delaware corporation, was incorporated in 1996 and provides high-speed Internet infrastructure equipment that enables telecommunications companies and Internet service providers, referred to as carriers, to transmit high volumes of information across their networks. Our high-performance routing solutions are designed and built to deliver the scalability, reliability, stability, flexibility, performance, and interoperability that carriers need to support a wide range of applications while lowering total cost of building and operating their networks. The Avici routing product family, including the Terabit Switch Router (TSR®), the Stackable Switch Router (SSR™), and the Quarter-rack Switch Router (QSR™), is designed to provide to our customers:

•	Capital and operational cost savings by transforming today’s complex multi-tiered networks into stable, scalable, and reliable foundations;

•	High-speed/high-volume capacity; including the ability to incrementally add capacity to the network without disrupting network operations, which we refer to as in-service scalability; and

•	Carrier class reliability for high levels of operational availability and redundancy in a single router.

The Internet created a new era of innovation and growth in the telecom industry. Internet Protocol (IP) emerged to become a leading protocol for supporting residential, enterprise, and carrier networks. Yet, despite its growth, IP has fallen short to carriers in two critical areas—reliability and profitability. Traditional routers were originally designed for enterprise applications, and are inadequate to deliver the carrier-class performance necessary for today’s mission critical applications. Their capacity constraints required carriers to upgrade or cluster routers as well as add an aggregation layer between the edge and the core to groom multiple lower-speed connections from edge routers onto a smaller number of higher-capacity connections. Carriers also deployed duplicate routers in every Point of Presence (PoP) to boost reliability to acceptable levels. These measures were not only costly, but also added operational complexity to their networks. Today, Internet growth is being driven by a host of new services that place greater demands on the network. We believe our products establish a new model of how carriers build reliable and more cost effective networks.

Avici’s high performance carrier class routing platforms provide customers with a solid foundation for supporting the next generation of IP growth from such services as storage, virtual private networks (VPNs), gaming, video, and convergence of legacy networks. Avici developed a modular architecture that eliminated many of the constraints of traditional routers. Avici’s routing platforms support current and future traffic requirements by scaling in-service from 5 gigabits to over 5 terabits of capacity by adding line cards and chassis. Unlike traditional routers, every port can be used to support customer traffic and no ports or external switching hubs are needed for interconnection or for scaling.

Avici routers also perform both the core and aggregation/hub functions in a single platform, thereby eliminating the need for a separate aggregation layer. A single physical chassis may also be configured as one or more logical routers, each with its own route controller giving carriers the flexibility to support multiple distinct networks. With the addition of Avici’s NSR™ Non-Stop Routing technology carriers can further simplify their PoPs by removing duplicate routers.

Data traffic over communications networks continues to grow. Such growth is driven by a number of factors, including increases in the number of Internet users worldwide and business use of the Internet for applications such as storage, e-commerce, content delivery, VPNs, gaming, as well as the convergence of legacy networks. Avici’s routing platforms provide carriers with the ability to transform existing complex and costly multi-tiered networks into a stable, scalable, and reliable foundation to support growth and lower cost requirements.

Our products provide these benefits through our proprietary technologies, including our application specific integrated circuits, or ASICs, Velociti™ switch fabric, distributed system design, and IPriori™ system software, as well as our Composite Links™ and NSR technologies. AT&T has deployed the TSR in its North American IP backbone network. The SSR has been deployed by Qwest Communications in its broadband network for supporting peering and aggregation services. Avici products have also been deployed in laboratory environments including the France Telecom R & D VTHD network, Chung Hwa Telecom, and by several agencies of the United States government. Avici products are also currently in trials and tests with additional prospective customers, both domestically and internationally. Deployment of our products is dependent upon the successful completion of field trials with prospective customers.

Carrier Requirements for a New Architecture

Today’s carriers recognize that a higher level of reliability and performance is required to support new IP services, to keep pace with new traffic requirements, and to converge legacy networks over a common IP/MPLS core. As a result, carriers are demanding solutions with the following attributes:

Reduced Network Cost and Complexity. A significant portion of expenditures relating to the deployment of routers is dedicated to the interconnection of multiple, fixed configuration routers in order to provision the required amounts of bandwidth. This requires significant initial capital expenditure and, more importantly, increases the ongoing operational costs of running a network. Each router must be managed as an independent element of the network, and with each addition of capacity the complexity of network design and management increases, in addition to the number of personnel needed to manage the network. The personnel involved with these configuration changes are often among carrier’s best data resources and could be better utilized to design and deliver new services. Carriers are demanding modular scalable solutions that reduce the number of devices and complexity of operating large capacity networks.

Carrier-Class Reliability. The equipment that carriers deploy within their networks must offer the highest level of up-time and redundancy. To meet this requirement, known as carrier-class reliability, router designs must minimize any single point of failure and provide automatic recovery from network failures and device errors.

Faster Service Provisioning. Networks and network demands are changing rapidly, and carriers want a cost-effective means of increasing capacity and offering new services on a continual basis. As a key building block of the public network, routers must therefore have the ability to expand capacity without the costly delays of forklift upgrades, complex network reconfigurations, or other significant disruptions of the network.

Quality of Service (QoS). As carriers consolidate existing legacy services and offer new services onto the IP backbone, they must deliver quality of service, or the ability to assign different priorities to different traffic types or applications. Routers must provide quality of service functionality over IP without adversely affecting performance. In addition to prioritizing packets, routers must be able to manage and control network congestion to enable carriers to deliver service level guarantees to their customers.

High Performance. In order to support service requirements, carriers demand high levels of performance and flexibility. Although there are different measures for determining performance of routers, we believe the most critical measure is the ability to process and forward packets at transmission rates even as advanced features are utilized.

Interoperability. Due to economic constraints associated with upgrading an entire network to accommodate new technologies, it is critical that new network equipment support the protocols and devices already deployed in carrier networks.

Instead of utilizing interim solutions that provide only incremental increases in capacity, carriers are seeking longer-term solutions that will enable them to cost-effectively build networks designed to capitalize on the opportunities created by the growth of the Internet and the proliferation of data traffic.

The Avici Solution

Our high-performance product routing family is engineered to provide a long-term solution for carrier networks addressing a wide range of network applications. Our solution is designed to provide the following key benefits including:

•	Scalability—Avici’s Velociti switch fabric provides modular scalability, eliminating the need for costly interconnection and disruptive forklift upgrades.

•	Reliability—Avici’s NSR Non-Stop Routing technology protects against router failure, enabling carriers to achieve carrier class system availability.

•	Stability—Avici’s IPriori system software delivers network stability and protocol scalability.

•	Flexibility—Avici’s Composite Links technology lets carriers seamlessly expand capacity and provides cost-effective link protection.

•	Interoperability—Avici routers are interoperable with leading edge and optical vendors in operational carrier networks. Additionally, Avici participates in numerous public interoperability demonstrations with other edge and optical vendors to smoothly integrate into existing carrier networks.

•	Performance—Avici router performance is maintained under normal stressful operating conditions such that all features operate to their full design parameters when used collectively and not individually.

Modular Scalability for Cost-Effective Network Expansion and Operation. By providing a system that scales from small configurations to one of the industry’s largest capacity routers, Avici enables customers to design router-based networks that can grow as the demand for capacity grows without the need for constant re-engineering of the network. The scalable architecture of our TSR, SSR, and QSR reduces the number of interface cards needed when compared with solutions using small, fixed configuration devices. By minimizing the need for inefficient clustering, continuous network upgrades and layers of legacy equipment, our products reduce the overall cost of expanding and operating the network.

Carrier-Class Reliability. Our products have been designed and manufactured to be highly reliable in the core of carrier networks. Our NSR Non-Stop Routing technology protects against router failure enabling carriers to achieve carrier class system availability. In the event of a failover of the primary route controller, the brain of the router, NSR provides switchover to an active backup controller that takes over the control functions of the router, without disrupting the routing protocol interactions with other routers, without resetting interfaces, and without dropping packets. NSR also enables software upgrades to be performed without system downtime. NSR leverages our IPriori software, distributed Velocity switch fabric, high-performance route controller, and Composite Links technology.

Flexibility to Rapidly Respond to New Capacity and Service Demands. The scalability of our products enables carriers to incrementally add capacity in a cost-effective, non-disruptive manner. This capability enables carriers to service existing customers while rapidly adapting to changes in bandwidth demand, new service offerings, and increased usage. Our products have also been designed to meet the current and evolving performance and bandwidth requirements at the core of carriers’ networks. Our products enable in-service scalability as demand increases by simply adding line cards and chassis, thereby eliminating expensive clustering designs and forklift upgrades. We believe that this in service scalability and flexibility positions our products as a long-term solution for carriers. Our products provide an effective foundation for the delivery of existing and new data communication services. Our products also enable carriers to add capacity to support services and customers without network disruption and to prioritize data traffic to effectively provide quality of service guarantees. Our products, through our Composite Links technology, let carriers seamlessly expand capacity and provide cost-effective link protection. Through Composite Links, carriers can aggregate multiple lower-speed modules into a single virtual connection at line rates exceeding 10 gigabits per second.

Strategy

Our goal is to design, develop and provide highly reliable, scalable, and cost effective Internet infrastructure equipment that will power the core of carriers’ networks and establish new standards for carrier class routing. The key elements of our strategy are to:

Extend Technological Capabilities. We have developed a product architecture designed specifically for the core of the carriers’ networks. We plan to continue to invest in research and development necessary to satisfy the requirements of carrier networks. In addition, we plan to enhance the features available and bring to market new, complementary products. During 2002, we delivered several major software releases that increased functionality in reliability, scalability, and service support, and we launched our new QSR product, one of the industry’s smallest footprint high density core routers. The QSR has 10 slots, scales up to 4 chassis per 7-foot rack and provides 160 Gbps in a single router to 760 Gpbs of capacity in a 7 foot rack. We believe the QSR product is well positioned to be utilized by a variety of potential channel distribution partners as well as smaller carriers, metro, aggregation, peering applications, and Tier 2 PoPs. We take a leading role in industry standard-setting forums and through interoperability with edge and optical vendors and can provide a best-of-breed solution designed to smoothly integrate into existing networks.

Continue Penetration of Key Carrier Accounts. We strive to capture the market opportunity presented by carriers demanding additional capacity as well as carriers seeking to cost effectively support new and existing services. We initially focused on a select group of leading carriers with the TSR, and we are currently participating in a number of customer trials. With the introduction of the SSR in October 2001, and the QSR in November 2002, we have expanded our total addressable market to include smaller service providers, metropolitan area network cores, and international carriers. We plan to expand our sales distribution partnerships, domestically and internationally, which will work together with our established customer service organization, and our direct sales force. We also are pursuing new partnerships with international distributors, third-party service and support organizations and complementary product companies to expand our market presence.

Enable New Carrier Service Offerings. We work closely with our deployed customers and prospective customers to understand their network requirements. We use this knowledge to develop new features and functionality to enable carriers to support their customers. For example, our MPLS technology enables carriers to control traffic flow and to offer services such as virtual private networks. We will seek opportunities to enhance our product features and promote our products as an effective means for carriers to capitalize on new service opportunities.

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

Products and Technology

Product Architecture

Our products have been designed to provide critical functions for carriers seeking to build reliable and more cost effective IP-based networks. We utilize a parallel and distributed design to address the large volume of packet forwarding and increasing traffic volume requirements of the Internet. By using a distributed architecture that incorporates processing and packet routing functionality in our line card ASICs, our products are designed to provide carriers with a smooth upgrade path for future transmission speeds and services by changing or bundling line card modules or upgrading software rather than upgrading the entire chassis. Accordingly, this architecture provides in-service scalability and preserves the initial investment in our products.

IPriori Carrier System Control Software

IPriori is an advanced software system that has been developed to optimize and control switching and routing in all of our products. IPriori is built on a distributed model, which uses multiple processor units to provide increased levels of reliability and scalability, and is specifically designed to address the system requirements arising from a large number of ports. Through our network deployments and extensive field testing, we have successfully demonstrated our interoperable implementations of standard protocols such as BGP, OSPF, and IS-IS.

NSR, Non-Stop Routing Technology

Avici’s NSR technology delivers reliability to IP networks, enabling carriers to achieve carrier class system availability in a single router and eliminating the need for the costly practice of duplicating routers at each PoP for reliability. NSR continues the Avici strategy of providing the most reliable router from both a system and network perspective. NSR is the newest technology addition complementing our redundant hardware architecture, distributed Velociti switch fabric, Composite Links, Link Aggregation, Fast Reroute, ECMP, and other protection and redundancy features. NSR provides a self-contained solution for providing hot standby functionality in our route controller. In the event of a failover of the primary route controller, the NSR technology will enable the route controller to switchover to an active backup route controller without disrupting the routing protocol interactions with other routers, without resetting line cards and without dropping packets. NSR also provides the ability to upgrade to a newer version of IPriori software without system downtime.

Composite Links

Avici’s proprietary Composite Links technology enables up to 64 physical links or fiber interfaces between two Avici routers to be grouped into a single logical connection. Because a Composite Links uses a common IP address there is no need to update routing tables – and thereby increases the speed with which service providers can provision new services. This provides greater flexibility to carriers in migrating to higher-speed backbones that leverage multiple generations of fiber infrastructure and speeds. The interfaces used in Composite Links can support up to a 4:1 speed ratio with weighted fair queuing. For example, this would allow OC-48c members to be combined with OC-192c members. A virtual 40-gigabit or higher connection can be supported today by combining lower speed interfaces into a single logical connection. Hardware upgrades can be done without costly downtime by adding or removing router modules, which can be done without disruption to packet ordering, routing tables or traffic flows. In addition, Composite Links has the ability to recognize heavy traffic demand, and dynamically add new member(s). This promotes on-the-fly creation of additional bandwidth for adapting link capacity to fluctuations in Internet traffic flows.

Composite Links also has the ability to recover from failures on individual member-link interfaces. If a physical-layer failure occurs in the network that affects one or more of the member-link interfaces, all traffic is switched to the remaining member-links within 45 milliseconds—minimizing traffic loss and avoiding disruption at the IP layer.

We have complemented our Composite Links with MPLS functionality to provide traffic-engineering capabilities and enable carriers to control and efficiently balance data traffic across their networks. We believe MPLS is a key component of differentiated IP-based services and, when combined with other quality of service mechanisms, will enable carriers to support their service requirements.

Velociti Switch Fabric

Our Velociti switch fabric is the mechanism that transfers data from an input line card to specific output cards in our products. This direct communication provides high-speed data transfer and, as additional capacity is needed, enables cost-effective addition of line cards. Because all data handling, switching and packet processing has been incorporated into the line cards, carriers are able to support higher speed line cards without forklift upgrades. The Velociti switch fabric also gives our products a high level of reliability by creating multiple connections between pairs of input and output line cards. In the event one path fails, one of the backup paths is selected to continue data transmission, thereby substantially reducing the risk of disruption to the network.

ASIC-based Packet Routing Technology

We have consolidated all data-flow and control processes, including packet input and output framing, forwarding, scheduling, and switching into our application specific integrated circuits, or ASICs. All of our ASICs reside on each line card module and with the addition of each line card module in our TSR, SSR, or QSR, the overall capacity of our product increases. Our ASIC design and distributed switch fabric provide high levels of performance by enabling line rate packet forwarding performance regardless of packet address and route table size. We also work with leading component manufacturers in the areas of field programmable gate arrays (FPGAs), network processors, and framers.

Sales, Marketing, and Customer Service and Support

We sell and market our products primarily through our direct sales force, systems integrators, and distributors. Our sales cycle to carriers typically is a lengthy and deliberate process. After preliminary discussions with our sales organization, prospective customers may receive evaluation equipment to encourage formal testing. The sales cycle normally includes laboratory testing in which our products are evaluated against competing products for performance, scalability, reliability, interoperability, and other measures. Upon completion of the laboratory tests, one product is typically selected for field trials in which the product is deployed in a carrier’s network in a limited and controlled fashion. Only after successful completion of field trials will carriers place orders for commercial deployment across their networks over time.

Our marketing objectives include building market awareness and acceptance of our products as well as generating qualified customer leads. In addition to traditional marketing activities, we are working closely with standards bodies such as the Optical Internetworking Forum (OIF), IEEE, and IETF to promote the interoperation of our routers with optical equipment, edge routers, and switch products from other vendors.

Our international sales are conducted through a direct sales force, distributors, and manufacturers’ representatives. We have regional partners in Japan, Asia, and Latin America. In addition, in order to further our international sales objectives, we will continue identifying and establishing relationships with additional country-specific distributors and system integrators.

We believe that a broad range of support services is critical to the successful installation and ongoing support of our products, the development of long-term relationships with customers and the generation of additional sales of our products to our customers. We are committed to providing our customers with the highest levels of service and support.

Customers

Our target end-user customers include incumbent local exchange carriers, inter-exchange carriers, postal telephone and telegraph operators or PTTs (international incumbent operators), international competitive carriers, Internet service providers, and agencies of the United States government. During 2001 and 2002, continuing unfavorable economic conditions caused a significant decrease in capital spending thus creating delays in purchasing decisions by telecommunications service providers. These conditions are expected to continue in the near term.

During 2000, we entered into procurement agreements with AT&T Corp. (“AT&T”), Qwest Communications (“Qwest”), WilTel Communications Group, formerly known as Williams Communications (“WilTel”), and Enron Broadband Services (“Enron”). The procurement agreements generally describe the terms and conditions under which these customers may purchase equipment from us.

Our procurement agreement with AT&T has no minimum purchase commitment level and continues until December 2003 and thereafter unless terminated by either party. AT&T has deployed the TSR in ten locations within its North American IP backbone network and we expect continued deployments in additional locations.

Our procurement agreement with Qwest provides for an undisclosed minimum purchase commitment, which was met in 2002. The agreement continues until July 2003 and thereafter unless terminated by either party. During the third quarter of 2002, Avici completed and passed the Qwest field trials. Qwest is deploying the SSR in five production Points of Presence (“PoPs”).

In December 2001, Avici amended its procurement agreement with WilTel and extended its term through December 2003. The amended agreement provided for a current cash payment of $8.5 million, which we received in December 2001 representing $2.7 million for product deliveries made in the fourth quarter of 2001, and $5.8 million in lieu of remaining purchase commitments in the original agreement totaling $25 million. The $5.8 million, which is included in the consolidated balance sheet in deferred revenue at December 31, 2002, can be used as a credit, applied at varying rates, against future purchases through 2003. Any unused credits become income to Avici upon expiration.

Our procurement agreement with Enron had a previously disclosed purchase commitment of $15 million. In December 2001, Enron Broadband Services filed for United States bankruptcy protection. As of December 31, 2002, there were no outstanding debts owed by Enron to us. We do not expect to generate additional revenue from Enron.

Our products have also been deployed in laboratory environments including the France Telecom R&D VTHD network, Chung Hwa Telecom, and by several agencies of the United States government. Avici’s products are currently in various stages of trials and tests with prospective customers, both internationally and domestically. There can be no assurance as to the timing of the completion of these trials and tests or that their outcome will be favorable.

During each of the years ended December 31, 2000 and December 31, 2001, AT&T, Qwest, and Enron, each accounted for greater than 10% of our net revenue. During the year ended December 31, 2002, AT&T and Qwest each accounted for greater than 10% of our net revenue.

Research and Development

We have a team of skilled engineers responsible for product design and development, quality assurance, and documentation with significant experience in optics, hardware and software, and with particular strengths in the areas of high speed interconnect, scalable connection fabrics, ASIC development and Internet routing protocols. We believe that strong product development capabilities are essential to our strategy of enhancing our core technology and developing additional applications in an effort to maintain the competitiveness of our product offerings. We have made, and will continue to make, a substantial investment in research and development. Research and development expenses were $55.8 million, $61.5 million, and $54.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Competition

The market for intelligent data networking equipment is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. This market historically has been dominated by Cisco Systems, which as a result of its early leadership position in the market has been able to develop and promote a broad product line of routers. We also compete with other established companies such as Juniper Networks. We may experience reluctance by our prospective customers to replace or expand their current infrastructure solutions, which may be supplied by these competitors, with our products. In addition, some of our competitors have significantly broader product lines than we do and may bundle their products with other networking products in a manner that may discourage prospective customers from purchasing our products. In order to compete effectively, we must deliver a product that is superior in meeting the needs of carriers, namely:

•	scales easily and efficiently with minimum disruption to the network;

•	interoperates with existing network designs and equipment vendors;

•	provides extremely high network reliability; and

•	provides a cost-effective solution for our target customers.

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

Intellectual Property

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent protection, copyrights, trademarks, trade secret laws, and contractual restrictions on disclosure and other methods to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently have five patents granted in the United States and 19 patent applications pending in the United States and related foreign patent applications also pending. We cannot be certain that patents will be granted based on these or any other applications, or that, even if issued, the patents will adequately protect our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws, and we seek to limit disclosure of our intellectual property by requiring employees, consultants, and any third-party with access to our proprietary information to execute confidentiality agreements with us.

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

Employees

As of December 31, 2002, we had a total of 230 employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical, sales and management personnel, for whom competition is intense. Our employees are not represented by any labor union. We believe our relations with our employees are good.

Financial Information about Geographic Areas

See section (l) of Note 1 to Financial Statements at Item 8 incorporated herein by reference.

ITEM 2.    PROPERTIES

Our headquarters is currently located in a leased facility in North Billerica, Massachusetts, consisting of approximately 81,000 square feet under a lease expiring in October 2007. In the third quarter of 2001, we recorded a restructuring charge which included all remaining lease payments associated with a 18,000 square foot facility located in the same office complex, and in the third quarter of 2002 we recorded an additional restructuring charge which included all the remaining lease payments associated with a 51,000 square foot facility located in the same office complex. We are attempting to sublease these facilities. We also lease sales office space in several locations in the United States, Europe and Asia.

The commercial real estate market in the Boston area is unpredictable in terms of available space, rental and occupancy rates and preferred locations. However, we expect our current space is adequate to support our targeted growth for the next twelve to eighteen months.

ITEM 3.    LEGAL PROCEEDINGS

Twelve purported securities class action lawsuits are currently pending against Avici and one or more of Avici’s underwriters in Avici’s initial public offering, and certain officers and directors of Avici. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Felzen, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3363; Lefkowitz, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3541; Lewis, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3698; Mandel, et. al v. Avici Systems Inc., et al., C.A. No. 01-CV-3713; Minai, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3870; Steinberg, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3983; Pelissier, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4204; Esther, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4352; Zhous, et al. v. Avici Systems Inc. et al., C.A. No. 01-CV-4494; Mammen, et al. v. Avici Systems Inc., et. al., C.A. No. 01-CV-5722; Lin, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-5674; and Shives, et al. v. Banc of America Securities, et al., C.A. No. 01-CV-4956. These lawsuits seek unspecified damages and allege, among other things, that the underwriters of Avici’s initial public offering (IPO) improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of Avici’s stock in the aftermarket as conditions of receiving shares in Avici’s IPO. The lawsuits further claim that these supposed practices of the underwriters should have been disclosed in Avici’s IPO prospectus and registration statement. In addition to the cases against Avici, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the cases against Avici have all been transferred to a single federal district judge for purposes of case management. Avici and its officers and directors believe that the claims against Avici lack merit, and intends to defend the litigation vigorously. In that regard, on July 15, 2002, Avici, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants.

On October 9, 2002, the United States District Court for the Southern District of New York (the “Court”) dismissed without prejudice all claims against the individual current and former officers and directors who were named as defendants in our litigation, and they are no longer parties to the lawsuit. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the Court granted in part and denied in part those motions. As to the claims brought against Avici under the antifraud provisions of the securities laws, the Court dismissed all of these claims with prejudice, and refused to allow the plaintiffs an opportunity to re-plead these claims against Avici. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss these claims as to Avici and as to substantially all of the other issuer defendants as well. The Court also denied the underwriter defendants’ motion to dismiss in all respects. While we can make no promises or guarantees as to the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders held on November 8, 2002, an amendment to the Fourth Restated Certificate of Incorporation to effect a reverse split of Avici’s common stock was approved by Avici’s stockholders, and was filed with the Secretary of the State of Delaware. Avici’s Board of Directors set the reverse split ratio at one-for-four. As a result of the reverse stock split, every four (4) shares of common stock was combined into one (1) share of common stock. The reverse stock split became effective as of the close of business November 8, 2002. The vote of the stockholders was as follows:

For	Against	Abstain	Broker Non-Votes
38,430,586	2,706,473	46,862	0

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock has been traded on the Nasdaq National Market under the symbol “AVCI” since July 28, 2000. Prior to that time, there was no public market for our stock. The following table sets forth, for the periods indicated, the high and low sale prices as reported on the Nasdaq National Market, adjusted to give effect of the November 8, 2002 one-for-four reverse stock split.

	High	Low
Fiscal 2002
First Quarter	$13.52	$6.08
Second Quarter	$10.00	$3.92
Third Quarter	$4.52	$2.32
Fourth Quarter	$4.30	$2.28
Fiscal 2001
First Quarter	$156.48	$29.52
Second Quarter	$65.00	$20.16
Third Quarter	$35.36	$4.40
Fourth Quarter	$16.48	$4.88

As of March 10, 2003, there were approximately 417 stockholders of record.

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

Additional information required under this item is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, under the heading of “Equity Compensation Plan Information.”

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The statement of operations data for the years ended December 31, 2002, 2001 and 2000, and the balance sheet data as of December 31, 2002 and 2001 are derived from our audited consolidated financial statements which are included elsewhere in this report. The statement of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from our audited consolidated financial statements which are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except share and per share data)
Statement of Operations Data:
Gross revenue:
Product revenue	$29,388	$52,868	$15,775	$—	$—
Service revenue	3,756	3,775	112	—	—

Gross revenue	33,144	56,643	15,887	—	—
Common stock warrant discount— Product	3,266	3,267	817	—	—

Net revenue	29,878	53,376	15,070	—	—
Cost of revenue—Product	15,133	50,223	11,157	—	—
Cost of revenue—Service	2,272	2,721	789	—	—

Gross margin	12,473	432	3,124	—	—
Operating expenses:
Research and development	55,844	61,527	54,055	36,821	27,357
Sales and marketing	13,462	18,848	11,928	5,601	1,630
General and administrative	7,178	9,538	4,771	3,041	2,010
Stock-based compensation	4,111	15,003	18,659	3,171	60
Restructuring charges	925	1,061	—	—	—
Common stock warrant expense	—	—	2,400	—	—
Purchased in-process research and development	—	—	4,000	—	—

Total operating expenses	81,520	105,977	95,813	48,634	31,057

Loss from operations	(69,047)	(105,545)	(92,689)	(48,634)	(31,057)
Interest income	4,201	10,698	8,735	1,533	1,301
Interest expense	(161)	(645)	(733)	(689)	(362)
Other income, net	227	—	—	—	—

Net loss	$(64,780)	$(95,492)	$(84,687)	$(47,790)	$(30,118)

Basic and diluted net loss per share	$(5.20)	$(7.75)	$(14.77)	$(55.95)	$(76.20)

Weighted average common basic and diluted shares	12,456,140	12,314,577	5,734,596	854,134	395,260

Pro forma basic and diluted net loss per share (unaudited)			$(8.11)

Pro forma weighted average common basic and diluted shares (unaudited)			10,440,934

All references to number of common shares and per share data above have been adjusted to reflect the one-for-four reverse stock split effective November 8, 2002.

Prior to Avici’s initial public offering which was consummated on August 2, 2000, weighted average common shares used in computing basic and diluted net loss per share exclude unvested shares of common stock subject to repurchase rights, as well as shares issuable upon conversion of redeemable convertible preferred stock. Weighted average common shares used in computing pro forma basic and diluted net loss per share includes the weighted average effect of the foregoing unvested restricted shares of common stock as well as shares issuable upon conversion of redeemable convertible preferred stock from the respective dates of issuance. Basic and diluted net loss per share are the same because all outstanding common stock options have been excluded, as they are considered antidilutive (see footnote 1(i) of the Notes to the Consolidated Financial Statements).

	As of December 31,
	2002	2001	2000	1999	1998
	( in thousands )
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$125,089	$164,441	$254,931	$47,917	$23,192
Working capital	64,725	116,672	225,340	40,863	17,822
Total assets	158,154	220,277	302,088	61,839	31,359
Long-term obligations, less current portion	46	753	3,072	6,390	5,521
Redeemable convertible preferred stock	—	—	—	123,441	55,098
Total stockholders’ equity (deficit)	134,897	193,687	267,878	(79,746)	(35,080)

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including those discussed in “Factors That May Affect Future Results” included elsewhere herein.

Overview

Avici Systems provides high-speed data networking equipment that enables telecommunications companies and Internet service providers to transmit high volumes of information across their networks.

Since our inception, we have incurred significant losses. As of December 31, 2002, we had an accumulated deficit of $328.6 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICs, and software, and system testing the Avici Terabit Switch Router product, (TSR®). Revenue was first recognized during the first quarter of 2000. Since then we have also built our administrative, marketing, sales, customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur significant operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. During 2001 and 2002 we took actions to realign our cost structure in reaction to industry conditions. We would expect to incur increasing sales and marketing, research and development and general and administrative expenses as our business expands and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

The TSR became commercially available in the fourth quarter of 1999. During 2001 we introduced the Avici Stackable Switch Router product, or SSR™, a rack-mountable scalable router for carriers and service providers with smaller core networks. The first SSR sale occurred during the fourth quarter of 2001. During the fourth quarter of 2002, we introduced the Avici Quarter-rack Scalable Router product, (QSR™), which provides customers with one of the smallest footprint, highest density routers commercially available. We currently market our products to major carriers in North America through a direct sales force. We also market our products internationally through systems integrators, distributors, and a direct sales force in Europe. We currently provide product installation and customer field support through our internal customer service organization and third-party support organizations.

Our target end-user customers include incumbent local exchange carriers, inter-exchange carriers, postal telephone and telegraph operators or PTTs (international incumbent operators), international competitive carriers, Internet service providers, and agencies of the United States government.

Revenues

We expect that in the foreseeable future, substantially all of our revenue will continue to depend on sales of our TSR, SSR, and QSR to current customers and a limited number of potential new customers. Generally, these customers are not contractually committed to purchase any minimum quantities of products from us. The TSR has been deployed by AT&T, and Avici and AT&T have entered into a three year procurement agreement through December 2003 and thereafter unless terminated by either party. The agreement describes the conditions under which AT&T may acquire equipment from Avici. The agreement has no minimum purchase commitment associated with it.

Avici’s procurement agreement with Qwest provides for an undisclosed minimum purchase commitment, which was met in 2002, and continues until July 2003 and thereafter unless terminated by either party. During the third quarter of 2002, Avici completed and passed the Qwest field trials. Qwest is deploying the SSR in five production PoPs.

In December 2001, Avici amended its procurement agreement with WilTel and extended its term through December 2003. The amended agreement provided for a current cash payment of $8.5 million, which we received in December 2001 representing $2.7 million for product deliveries made in the fourth quarter of 2001, and $5.8 million in lieu of remaining purchase commitments in the original agreement totaling $25 million. The $5.8 million, which is included in the consolidated balance sheet in deferred revenue at December 31, 2002, can be used as a credit, applied at varying rates, against future purchases through 2003. Any unused credits become income to Avici upon expiration.

Our products have also been deployed in laboratory environments including the France Telecom R&D VTHD research network, by Chung Hwa Telecom, and by several agencies of the United States government. Avici’s products are currently in trials and tests with additional prospective customers, both internationally and domestically. There can be no assurance as to the timing of the completion of these trials and tests or that their outcome will be favorable.

Restructuring Charges

From the first quarter of fiscal 2000 through the second quarter of fiscal 2001 our net revenues increased sequentially each quarter. However, our gross revenue decreased 52% from the second quarter to third quarter of fiscal 2001 due to unfavorable economic conditions followed by a significant decrease in capital spending by telecommunications service providers. In response to these conditions, Avici implemented restructuring programs during the third and fourth fiscal quarters of 2001 designed to decrease operating expenses and align resources with future growth opportunities. The restructuring programs included workforce reductions totaling 95 employees, or approximately 24% of the then current workforce. Additionally, during the third quarter of 2002, Avici reduced its workforce by an additional 75 employees, or 24% of the then current workforce. The affected employees received severance and other benefits pursuant to a benefits program. Avici recorded charges totaling $0.9 million for termination benefits during the third and fourth fiscal quarters of 2001, and an additional $0.9 million for termination benefits during the third quarter of 2002. Termination benefits relating to the 2001 workforce reductions were fully paid as of the end of the first quarter of 2002. Approximately $0.8 million of the termination benefits relating to the 2002 workforce reduction was paid during third and fourth quarters of 2002 and the remaining $0.1 million will be paid by the end of the first quarter of 2003. Along with the workforce reductions, Avici recorded a charge of $1.7 million in 2001, and $1.1 million during the third quarter of 2002, to dispose of redundant assets and to accrue lease payments associated with excess facility space.

Avici’s restructuring related reserves at December 31, 2002 are summarized as follows (in thousands):

	Total Charges	Noncash Charges	Cash Payments	Restructuring Accrual at December 31, 2002
2001 Restructuring:
Workforce reduction	$869	$—	$869	$—
Consolidation of facilities and disposal of assets	1,718	1,330	265	123
Reversal of stock based compensation	(1,525)	(1,525)	—	—

Subtotal	1,062	(195)	1,134	123

2002 Restructuring:
Workforce reduction	877	—	772	105
Consolidation of facilities and disposal of assets	1,068	34	—	1,034
Reversal of stock based compensation	(1,020)	(1,020)	—	—

Subtotal	925	(986)	772	1,139

Total	$1,987	$(1,181)	$1,906	$1,262

The workforce reductions resulted in the forfeiture of employee stock options. The restructuring charges include the reversal of $1.5 million in 2001, and $1.0 million in 2002, of non-cash stock based compensation expense previously recorded for the forfeited options.

Workforce reductions in 2001 and 2002 reduced annual labor costs by approximately $7.7 million and $5.9 million, respectively. Charges for excess leased facility space during 2001 and 2002 reduced annual facility costs by approximately $0.4 million and $1.1 million, respectively. Cost reduction actions may be offset in future periods by other operating costs such as depreciation of new capital equipment and certain research and development expenses, as well as the selective increases in labor costs.

Additionally, in the third quarter of 2001 Avici recorded a charge of $17.2 million as an element of product cost of revenue to reflect a write down of inventories and inventory commitments for long lead-time items that were considered to be in excess of the then foreseeable demand. The charge included commitments to suppliers including ASICs, module components, and TSR bay components totaling approximately $9.6 million and inventory components and finished goods on hand relating to the TSR product, totaling approximately $7.6 million which were identified as in excess of the then forecasted demand for the next 12 months. Since the end of the third quarter of fiscal 2001, Avici has paid approximately $9.4 million to settle inventory commitments with suppliers, and has discarded approximately $6.3 million of the excess inventory on hand.

During 2002, Avici recorded credits to product cost of revenue for the utilization of an aggregate of approximately $2.5 million of inventory previously deemed to be in excess of foreseeable requirements. The credit is the result of refunds of $1.6 million earned by Avici from a supplier relating to its use of certain excess inventory, the utilization of $0.7 million of inventory previously reserved, and a negotiated settlement relating to future purchase commitments of $0.2 million less than originally estimated. The agreement with one supplier for the settlement of excess inventory requires that supplier to keep potentially usable inventory on hand until March 31, 2003. That supplier may consume additional amounts of such inventory during the first quarter of 2003, and is required to reimburse Avici should any such inventory be consumed. In addition, reserved inventory on hand may be utilized by Avici in the future. Accordingly, Avici will recognize credits to product cost of revenue to the extent that such reserved inventory is actually utilized.

Avici expects telecommunications service providers to continue to maintain conservative levels of capital spending in the near term. Accordingly, should deterioration in the telecommunications equipment market continue, or should there be a change in Avici’s strategy, there can be no assurance that further restructuring might not be necessary or that such restructuring actions, if required, would not have an adverse impact on the results of operations and financial condition of Avici.

We outsource our manufacturing operations to contract manufacturers that assemble and test our products in accordance with our specifications. Accordingly, a significant portion of our product cost of revenue involves payment to these entities. Our cost of revenue also includes overhead costs, primarily for material procurement associated with our manufacturing. Warranty costs and inventory provisions are expensed as cost of revenue-product.

Research and Development

Research and development expenses consist primarily of salaries and related employee costs, depreciation expense on laboratory equipment, prototype equipment, materials costs and third-party costs and fees related to the development and prototyping of our proprietary technology, including our ASICs. As a result of the restructuring actions taken in 2001 and 2002, annual research and development expenses have decreased. Longer term, we expect that research and development expenses will increase as demand for our products, features and functionality increases.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related employee costs, sales commissions, travel, public relations, training and other costs associated with marketing material and tradeshows. As a result of the restructuring actions taken in 2001 and 2002, annual sales and marketing expenses have decreased. Longer term, we expect annual sales and marketing expenses will increase in absolute dollars as demand for our products increases and we broaden our sales infrastructure, establish sales offices in new locations domestically and internationally and initiate new marketing programs.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel and professional fees. As a result of the restructuring actions taken in 2001 and 2002, annual general and administrative expenses have decreased. Long term, we expect that general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business.

Common Stock Warrants

In December 2000, in connection with the execution of a nonexclusive systems and services agreement, Avici issued a warrant to AT&T to purchase 212,500 shares of Avici’s common stock at a per-share exercise price of $110.92. The agreement between Avici and AT&T provides AT&T with the ability, but not the obligation, to purchase equipment and services from Avici. The warrant is nonforfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the agreement. As of December 31, 2002, approximately $7.4 million in the aggregate has been amortized: $3.3 million in 2002, $3.3 million in 2001 and $0.8 million in 2000. The remaining balance of approximately $2.5 million will be amortized against revenue over the first three quarters of 2003.

Stock-based Compensation

During the years ended December 31, 2001, and 2000, Avici recorded non-cash deferred compensation of approximately $1.2 million, and $34.7 million, respectively as an element of stockholders’ equity. These amounts represent the aggregate difference between the deemed fair value of Avici’s common stock and the exercise price of stock options and restricted stock granted and the selling price of stock sold. The deferred compensation is being recognized as an expense over the vesting period of the stock options and restricted stock. During the years ended December 31, 2002, 2001 and 2000, Avici recorded approximately $4.1 million, $15.0 million, and $18.7 million, respectively, of compensation expense. Avici expects to recognize compensation expense of approximately $1.8 million and $0.4 million during the years ending December 31, 2003 and 2004, respectively, based on stock options and restricted stock issued prior to December 31, 2002.

Critical Accounting Policies

Avici considers the following accounting policies related to revenue recognition, inventory valuation, warranty liabilities, and long-lived assets to be critical accounting policies due to the estimation processes involved in each.

Revenue Recognition. Avici recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, Avici recognizes revenue when those uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). Avici uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. We also generate revenue from support and maintenance as well as installation and service. We defer revenue from support and maintenance contracts and recognize it ratably over the period of the related agreements. We recognize revenue from installation and other services as the work is performed. In the event the Company is unable to meet one or all of the above criteria on a timely basis, revenue recognized for any reporting period could be adversely affected.

Inventory Valuation. We value our inventory at the lower of the actual cost to purchase or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for potentially excess and obsolete inventory based primarily on our estimated forecast of product demand for the next twelve months. As demonstrated during 2001, demand for our products can fluctuate suddenly and significantly due to changes in economic and business conditions. A significant increase in demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory on hand and at suppliers. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory on hand and at suppliers. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Warranty Liabilities. Our warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. We record an estimate for warranty related costs at time of sale based on our actual historical return rates and repair costs. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.

Long-lived Assets. We review property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate over the remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Although we have recognized no material impairment adjustments related to our property, plant, and equipment, except those made in conjunction with restructuring actions, deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

Results of Operations

Fiscal Year ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

Net Revenue. Net revenue was $29.9 million for the year ended December 31, 2002, as compared to $53.4 million for the year ended December 31, 2001. Avici experienced lower product sales during the 2002 primarily as a result of reduced capital spending by telecommunications service providers. Service revenue was $3.8 million for both 2002 and 2001. Net revenue is recorded net of common stock warrant discount, a non-cash charge, which totaled $3.3 million in 2002 and 2001. During 2002, shipments and services to two customers accounted for 53% and 42% of net revenues. During 2001, shipments and services to three customers accounted for 47%, 23% and 13% of net revenues.

Cost of Revenue. Cost of revenue was $17.4 million for the year ended December 31, 2002, a decrease of $35.5 million over 2001. Cost of revenue for 2001 includes the $17.2 million charge for excess and obsolete inventory, while cost of revenue for 2002 includes a credit of $2.5 million for the utilization of inventory previously deemed to be in excess of foreseeable demand. Product cost of revenue, excluding charges or credits for excess and obsolete inventory, was 60% of product gross revenue in 2002, as compared to 63% in 2001. The lower percentage in 2002 is primarily the result of cost reductions achieved with key suppliers and reductions of fixed costs, partially offset by the spreading of fixed costs over a smaller revenue base. Service cost of revenue was 60% of service gross revenue in 2002, as compared to 72% in 2001. The lower percentage in 2002 is primarily the result of cost reductions in Avici’s service infrastructure to align it with current revenue levels. We anticipate cost of revenue, as a percentage of both gross and net revenue, and after excluding the impact of the charge for excess and obsolete inventory, to decrease on a year over year basis as the future revenue mix continues to shift to higher margin modules and as fixed overhead costs are spread over an even greater revenue base.

Research and Development. Research and development expenses decreased $5.7 million from $61.5 million in 2001 to $55.8 million in 2002. This decrease was due primarily to a decrease of $10.6 million in salary and salary-related expenses as a result of restructuring programs implemented by Avici. Such decrease was partially offset by an increase of $5.0 million in depreciation expense associated with the build out of Avici’s internal development network.

Sales and Marketing. Sales and marketing expenses decreased $5.3 million from $18.8 million in 2001 to $13.5 million in 2002. This decrease was primarily due to a decrease of $4.2 million in salary and salary-related expenses as a result of restructuring programs implemented by Avici, and decreases in other discretionary marketing expenses of $1.0 million.

General and Administrative. General and administrative expenses decreased $2.3 million from $9.5 million in 2001 to $7.2 million in 2002. This decrease was primarily due to a decrease of $1.4 million in salary and salary-related expenses as a result of restructuring programs implemented by Avici, a decrease of $0.5 million in outside service costs relating to a new business system implemented during 2001, and other spending decreases.

Stock-Based Compensation. Stock-based compensation decreased $10.9 million from $15.0 million in 2001 to $4.1 million in 2002. This decrease is primarily the result of certain option grants reaching full vesting, and the related compensation becoming fully amortized, and the elimination of future stock based compensation due to employee terminations.

Interest Income. Interest income decreased from $10.7 million in 2001 to $4.2 million in 2002 primarily due to the decrease in invested cash balances resulting from the use of cash to fund the operations of Avici, and lower investment yields available in the market.

Interest Expense. Interest expense decreased from $0.6 million in 2001 to $0.2 million in 2002 primarily due to decreases in equipment financed through capital leases.

Other Income. During 2002, Avici recorded net gain of $0.3 million relating to the excess of insurance proceeds at replacement value over the net book value of certain damaged information technology equipment. This gain was partially offset by the loss on disposal of non-operational laboratory equipment.

Fiscal Years ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

Net Revenue. Net revenue was $53.4 million for the year ended December 31, 2001, as compared to $15.1 million for the year ended December 31, 2000. The increase is primarily the result of higher product revenue from increased unit sales of bays and modules, and higher service revenue from maintenance and support. Service revenue increased from $0.1 million in 2000 to $3.8 million in 2001. Revenue is recorded net of common stock warrant discount which totaled $3.3 million in 2001 and $0.8 million in 2000. During 2001 and 2000, shipments and services to three customers accounted for 47%, 23% and 13% of net revenues and 32%, 25% and 15% of net revenues, respectively.

Cost of Revenue. Cost of revenue was $52.9 million for the year ended December 31, 2001, an increase of $41.0 million over 2000. Cost of revenue for 2001 includes the $17.2 million charge for excess and obsolete inventory. Product cost of revenue, excluding charges for excess and obsolete inventory, was 63% of product gross revenue in 2001, as compared to 71% in 2000. The lower percentage in 2001 is primarily the result of product cost reductions achieved with key suppliers, reductions of fixed costs, the spreading of fixed overhead costs over a larger revenue base, and a shift in product mix in 2001 to higher margin modules versus bays, and certain cost reductions achieved with key suppliers. Service cost of revenue was 72% of service gross revenue in 2001, as compared to 705% in 2001. The lower percentage in 2001 is primarily the result of spreading service costs over an increased revenue base.

Research and Development. Research and development expenses increased $7.4 million from $54.1 million in 2000 to $61.5 million in 2001. The increase was due to an increase of $7.7 million in salary and salary-related expenses associated with increased staffing, increased depreciation expense of $9.8 million associated with the build out of Avici’s internal development network, and an increase of $1.7 million in other research and development costs. These increases were offset by an $11.8 million decrease in outside service and supply costs incurred to develop the initial TSR.

Sales and Marketing. Sales and marketing expenses increased $6.9 million from $11.9 million in 2000 to $18.8 million in 2001. The increase was due to an increase of $4.1 million in salary and salary-related expenses associated with increased staffing, increased depreciation expense of $2.0 million associated with the build out of Avici’s customer support infrastructure and an increase in other sales related expenses of $0.8 million.

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

Common Stock Warrant Expense. Common stock warrant expense represents the Black-Scholes value of a warrant issued to a potential customer. Common stock warrant expense was $2.4 million for fiscal 2000. Avici had no common stock warrant expense in fiscal 2001.

Purchased In-Process Research and Development. Avici’s in-process research and development (“IPR&D”) is comprised of a single research and development project which is focused on certain aspects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to approximate $1.5 million. As of December 31, 2002, after narrowing the overall scope of the project, the project was estimated to be 76% complete and remaining research and development commitments were estimated to approximate $0.2 million.

The $4.0 million value assigned to the purchased IPR&D was determined by estimating the costs to develop the purchased technology into a commercially viable optical application, estimating the resulting cash flows from the application and discounting the net cash flows to their present value. At the date of acquisition, this project had not yet reached technological feasibility and the IPR&D had no alternative future uses. Revenue projections used to value the IPR&D project are based on estimates of relevant market size and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Avici and its competitors.

The rate used to discount the net cash flows to their present value was 35% based on cost of capital considerations adjusted for certain risks associated with the in-process technology.

Interest Income. Interest income increased from $8.7 million in 2000 to $10.7 million in 2001 primarily due to an increase in weighted average cash balances available for investment.

Interest Expense. Interest expense decreased from $0.7 million in 2000 to $0.6 million in 2001 primarily due to decreases in equipment financed through capital leases.

Net Operating Loss and Tax Credit Carryforwards

We have not recorded a provision for income taxes because we have experienced net losses from our inception. As of December 31, 2002, we had net operating loss and tax credit carryforwards of approximately $263.1 million and $8.3 million, respectively. Approximately $9.7 million of Avici’s net operating loss carryforwards relate to deductions associated with Avici’s stock option plans, which will be benefited through stockholder’s equity if realized. These carryforwards will expire at various dates beginning in 2012 through 2022, if not utilized. Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations contained in the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credits before utilization. Due to the uncertainty that exists regarding the recoverability of the associated deferred tax assets, a full valuation allowance has been recorded against these assets.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, equipment lease financing. From inception through December 31, 2002, we raised approximately $410.3 million from these equity offerings. During the year ended December 31, 2002, we used $27.1 million in cash for operating activities, compared to $53.5 million used in the year ended December 31, 2001, and $57.6 million used in the year ended December 31, 2000. The decrease in cash usage from 2001 to 2002 is a result of reduced operating losses due to restructuring programs implemented by Avici which reduced operating costs, and improved inventory management resulting in lower investments in inventory and reduced charges for excess and obsolete inventory. The decrease in cash usage from 2000 to 2001 resulted principally from decreased investments in working capital. We expect working capital requirements will increase if product sales increase, creating larger customer receivable balances and the need to build inventory in advance of shipment. In addition, we will selectively invest in infrastructure costs needed to support the scale of operations. We also anticipate that accruals for employee severance of approximately $105,000, and lease expenses of approximately $1,157,000 associated with excess facility space will be substantially liquidated by the end of 2003.

Purchases of property and equipment were $10.0 million for the year ended December 31, 2002, $37.3 million for the year ended December 31, 2001, and $20.1 million for the year ended December 31, 2000. Purchases of property and equipment decreased in 2002, as compared to both 2001 and 2000, as Avici focused 2002 investments on purchases of laboratory equipment and software required to support priority research and development projects, and to maintain and enhance the customer support infrastructure. We financed $1.7 million during the year ended December 31, 2000 through capital lease arrangements. The timing and amount of future capital expenditures will depend primarily on our future growth. Avici expects that its capital expenditures will be approximately $10.0 million in 2003.

The table below summarizes our contractual cash obligations as of December 31, 2002:

	2003	2004	2005	2006	2007	Total
Capital lease obligations	$738	$46	$—	$—	$—	$784
Operating Leases	1,679	1,308	1,061	1,115	743	5,906

Total	$2,417	$1,354	$1,061	$1,115	$743	$6,690

Avici outsources the manufacture and assembly of its products. During the normal course of business, in order to maintain competitive lead times for customers and adequate components supply, Avici enters into agreements with certain suppliers to procure inventory based upon criteria as defined by Avici. As of December 31, 2002, Avici is committed to purchase approximately $3.3 million of inventory over the next 12 months.

Other than obligations under capital leases, minimum payments under operating leases and certain commitments to vendors for long lead-time inventory items, Avici has no additional debt recorded in its financial statements or for which it is a guarantor.

During the third quarter of 2002, Avici’s Board of Directors authorized a share repurchase program to acquire up to 1.5 million shares (after giving affect to a one for four reverse stock split effective November 8, 2002) of Avici’s common stock in the open market at times and prices considered appropriate by Avici during the next year. The share buyback program was implemented during the fourth quarter of 2002, and Avici purchased 190,600 shares at an aggregate cost of $681,000 during that period. The share repurchase program may be suspended at any time and from time to time without prior notice.

We expect that working capital and capital expenditure requirements may increase if product sales increase, creating larger customer receivable balances, the need to build inventory in advance of shipment and the need for increased levels of test and management information systems equipment. At December 31, 2002, Avici had cash and cash equivalents of $28.7 million, short-term marketable securities of $54.1 million, and long-term marketable securities of $42.2 million. We believe that our existing cash, cash equivalents and investments will be sufficient to meet our normal operating and capital requirements for the next 24 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities will be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. SFAS No. 143 is effective for Avici’s fiscal year ending December 31, 2003. Avici will adopt this statement on January 1, 2003, and does not expect it to have a material impact on Avici’s consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management adopted this statement as of January 1, 2002, and it did not impact Avici’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the accounting for costs associated with restructuring activities and other disposal activities. This statement supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. This statement will be effective for disposal activities initiated after December 31, 2002, and Avici will adopt this statement for any costs relating to restructuring or disposal activities initiated after the effective date.

In November 2002, the Financial Account Standards Board issued Interpretation No. 45( FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. Accordingly, we have adopted the disclosure requirements of Interpretation 45 in this Annual Report in the notes to the consolidated financial statements.

In January 2003, the Financial Account Standards Board issued Interpretation No. 46 (FIN No. 46), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. Avici does not expect that the adoption of FIN No. 46 will have a material effect on its consolidated financial statements.

On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Statement 148 amends FASB Statement

No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not amend Statement 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in Statement 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 148’s amendment of the transition and annual disclosure provisions of Statement 123 are effective for fiscal years ending after December 15, 2002, with earlier application permitted for entities with fiscal years ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year were not issued prior to the issuance of Statement 148 (December 31, 2002). The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. Accordingly, we have adopted the disclosure requirements of Statement 148 in this Annual Report in the notes to the consolidated financial statements.

Factors That May Affect Future Results

We expect that substantially all of our revenues will be generated from a limited number of customers. Our revenues will not grow if our products are not selected for or do not successfully pass field trial tests.

We currently have a limited number of customers. We expect that in the foreseeable future substantially all of our revenues will continue to depend on sales of our products to these customers and a limited number of potential new customers. Our sales cycle typically involves a lengthy sales consultation process followed by laboratory testing in which our product is evaluated against competing products. If our product is selected for field trials after laboratory testing, our product is then tested in an operational environment. Generally, our customers do not contractually commit to purchase any minimum quantities of products from us until we have successfully demonstrated specific performance criteria in these field trials. We cannot predict whether our products will successfully complete laboratory tests or field trials with particular customers or whether these customers will order and commercially deploy our products in meaningful volumes. The failure of current or prospective customers to purchase our products for any reason, including the failure to pass field trials, any determination not to install our products in their networks or any downturn in their business, would seriously harm our ability to build a successful business. Even if we are successful in promoting the adoption of our products, customers usually test, purchase and deploy competitive products for various segments of their networks. Accordingly, we will likely face additional competitive challenges in further penetrating customer accounts.

The TSR, SSR, and QSR are currently our only products and our future revenues depend on enhancements to these products and their commercial success.

Our future growth and our future revenue depend on the commercial success of our TSR, SSR and QSR, which are the only products that we currently offer. We have shipped our products to a limited number of current and prospective customers. These entities are currently using our products in their internal networks only, except for AT&T, which has deployed our TSR in its North American IP backbone network, and Qwest, which has deployed our SSR in five network PoPs . Our other customers have not yet fully deployed our products in large network environments and may not choose to do so. Even if these customers do fully deploy our products, they may not operate as expected. The failure of our products to operate as expected could delay or prevent their adoption. We must also continue to enhance the features and functionality of our products to meet customer requirements. In addition, the failure of these planned product enhancements to operate as expected could delay or prevent future sales of our products. If our target customers do not adopt, purchase and successfully deploy our products and our planned product enhancements, our revenues will not increase significantly.

Our failure to increase our revenues would prevent us from achieving and maintaining profitability.

We have incurred significant losses in each quarterly and annual period since inception and expect to continue to incur significant losses in the future. As of December 31, 2002, we had an accumulated deficit of $328.6 million. We began recognizing revenues during the year ended December 31, 2000. We cannot be certain that our revenues will increase or that we will generate sufficient revenues to achieve profitability. We plan to continue product development and to selectively increase the number of our engineering, sales, marketing and administrative employees. These efforts will require significant expenditures, a substantial portion of which we will make long before any significant revenue related to these expenditures may be realized. In addition, our operating expenses are based largely on anticipated revenue trends and a significant portion of our expenses, such as personnel and real estate facilities costs, is fixed. As a result, we will need to generate significant revenues to achieve and maintain profitability. If we fail to achieve significant increases in our revenues, the size of our operating losses may be larger than expected. We may never achieve profitability or generate positive cash flows from operations. If we do achieve profitability or positive cash flows from operations in any period, we may not be able to sustain or increase profitability or positive cash flows on a quarterly or annual basis.

We rely on single or limited source suppliers for several key components. If we are unable to purchase these components on a timely basis, we will not be able to deliver our products to our customers within the timeframes required and we may experience order cancellations.

We currently specify and purchase through our contract manufacturers several key components from single or limited sources. We have worked with LSI Logic for five years to develop several of our key proprietary application specific integrated circuits, or ASICs, which are custom designed integrated circuits built to perform a specific function more rapidly than a general purpose microprocessor. These proprietary ASICs are very complex and LSI Logic is currently our sole source supplier for them. We do not have a long-term, fixed-price or minimum volume of supply agreement with LSI Logic. Our ASICs generally require a lead-time of 15 weeks. If required, we would likely be unable to develop an alternate source to LSI Logic in a timely manner, which could hurt our ability to deliver our products to our customers. We also purchase other critical components, including optical components, field programmable gate arrays and other ASICs, from sole or limited sources, and at times some of these components are subject to allocation. Although we believe that there are alternative sources for many of these components, in the event of a disruption in supply, we may not be able to develop an alternate source in a timely manner or at favorable prices.

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

We were founded in November 1996, our TSR became commercially available during the fourth quarter of 1999, our SSR became commercially available during the fourth quarter of 2001, and our QSR became commercially available during the fourth quarter of 2002. Accordingly, we have limited meaningful historical financial data upon which to base projected revenues and planned operating expenses and upon which investors may evaluate us and our prospects. In addition, our limited operating history means that we have less insight into how technological and market trends may affect our business. The revenue and income potential of our business is unproven and the market that we are addressing is rapidly evolving. Our ability to sell our products depends on, among other things, the level of demand for intelligent high-speed routers. You should consider our business and prospects in light of the risks and difficulties frequently encountered by companies like ours in the early stages of development.

The long and variable sales cycle for our products may cause revenues and operating results to vary unexpectedly from quarter to quarter, which could affect the market price of our common stock.

A customer’s decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. As a result, our sales cycle is likely to be lengthy. Throughout the sales cycle, we spend considerable time and expense educating and providing information to prospective customers about the use and features of our products. Even after our customers make a decision to purchase, we believe that our customers will deploy our products slowly and deliberately. The timing of deployment can vary widely and depends on the skills of the customer, the size of the network deployment, the complexity of the customer’s network environment and the degree of hardware and software configuration necessary. Customers with significant or complex networks usually expand their networks in large increments on a periodic basis. Accordingly, we expect to receive purchase orders on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict these sales and deployment cycles. These long sales cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter.

Our complex products may have errors or defects or may not interoperate within the networks of our customers, which could result in reduced demand for our products or costly litigation against us.

Our products are complex and are designed to be deployed in large and complex networks with large volumes of traffic. Accordingly, our products can only be fully tested when completely deployed in these types of networks. Despite deployment and internal testing, our customers may discover errors or defects in the hardware or the software, or the product may not operate as expected even after it has been fully deployed. In addition, many of our customers will require that our products be designed to interface with their existing networks, each of which may have different specifications and utilize multiple protocol standards. Our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with many of the products within these networks as well as future products in order to meet the requirements of our customers. Because our products are critical to the networks of our customers, any significant interruption in their service as a result of defects in our product or the failure of our product to interoperate within our customers’ networks could result in lost profits or damage to these customers. These problems could cause us to incur significant service and warranty costs, divert engineering personnel from product development efforts and significantly impair our ability to maintain existing customer relations and attract new customers. Although our contracts with our customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages, a court might not enforce a limitation on our liability, which could expose us to financial loss. In addition, a product liability claim, whether successful or not, would likely be time consuming and expensive to resolve and would divert management time and attention. Further, if we are unable to fix the errors or other problems that may be identified in full deployment, we would likely experience loss of or delay in revenues and loss of market share and our business and prospects would suffer.

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

Our products require a sophisticated sales effort targeted at a limited number of key individuals within our target customers’ organizations. This effort requires specialized sales personnel and systems engineers. We continue to staff our direct sales force and plan to hire additional qualified sales personnel and systems engineers. The competition for these individuals is intense, and we might not be able to hire the type and number of sales personnel and systems engineers that we need to be successful. In addition, we believe that our future success, particularly in international markets, is dependent upon our ability to establish successful relationships with a variety of systems integrators and distribution partners. To date, we have entered into agreements with only a small number of systems integrators and distribution partners. These systems integrators and distribution partners are not prohibited from selling products that compete with our products. We cannot be certain that we will be able to reach agreement with additional systems integrators and distribution partners on a timely basis or at all, or that our systems integrators and distribution partners will devote adequate resources to selling our product. If we are unable to expand our direct and indirect sales operations, we may not be able to increase market awareness or sales of our product, which may prevent us from achieving and maintaining profitability.

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

Our contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. We generally provide forecasts of our demand to these manufacturers up to 12 months prior to scheduled delivery of product to our customers. If we overestimate our requirements, our manufacturers may have excess inventory, which would increase our costs as we have additional charges for excess and obsolete inventory. If we underestimate our requirements, our manufacturers may have an inadequate inventory, which could result in delays in delivery to our customers and recognition of revenue. In addition, the lead times for materials and components we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. For example, our ASICs have a lead time of up to 15 weeks. We also may experience shortages of other components from time to time, which also could delay the manufacturing of our products.

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

Our quarterly operating results are likely to vary significantly in the future based on a number of factors related to our industry, the markets for our products and how we manage our business. We have little or no control over many of these factors and any of these factors could cause the price of our common stock to fluctuate significantly. In addition to the risks discussed elsewhere in this section, the following may also adversely affect the trading price of our common stock:

•	fluctuations in the demand for high-speed routers;

•	the timing and size of customer orders for our products or cancellations of orders;

•	the timing of product acceptance by customers;

•	the timing and level of research and development and prototype expenses;

•	the distribution channels through which we sell our products; and

•	general economic conditions, as well as conditions specific to the telecommunications industry.

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

Cisco’s leadership position in our market could create technical challenges to our ability to sell our products.

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

Our future success also depends on our continuing ability to selectively identify, hire, train, assimilate and retain highly qualified engineering, sales, marketing, managerial and support personnel. The demand and competition for qualified personnel is high, and we have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, we have experienced difficulty in hiring qualified ASIC, software, systems and test and customer support engineers. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of and negatively impact our ability to sell our products.

We face risks associated with our international expansion that could impair our ability to grow our revenues abroad.

We intend to expand our presence in international markets. We currently have sales representatives and sales engineers in Europe and Asia. Our international sales are conducted through a direct sales force, systems integrators, and distributors. We have regional partners in Japan, Asia, and Latin America. In addition to our direct sales force in Europe and Asia, we have established a partnership with Dimension Data, a leading systems integrator of carrier equipment, to provide support services. In order to further our international sales objectives, we intend to continue to identify and establish relationships with additional country-specific distributors and system integrators. We will require significant management attention and financial resources to successfully develop our direct and indirect international sales and support channels.

We have limited experience in marketing and distributing our products internationally and we expect that we will need to develop versions of our product that comply with local standards. We may not be able to develop international market demand for our products. In addition, our international operations will expose us to a number of risks that we do not have to address in our domestic operations, including:

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	greater difficulty in enforcing agreements;

•	differences in technology standards;

•	difficulties and costs of staffing and managing foreign operations;

•	the impact of recessions in economies outside the United States;

•	unexpected changes in regulatory requirements;

•	certification requirements;

•	foreign currency exchange rate fluctuations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability.

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

We may supplement our internal growth by acquiring complementary businesses, technologies or product lines. We may not be able to identify and acquire suitable candidates on reasonable terms. We compete for acquisition candidates with other companies that have substantially greater financial, management and other resources than we do. If we do complete an acquisition, integrating newly acquired organizations and products and services is likely to be expensive, time consuming and a strain on our managerial resources. Acquisitions, in particular, multiple acquisitions over a short period of time, involve a number of risks that may result in our failure to achieve the desired benefits of the transaction.

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

We regard our products and technology as proprietary. We attempt to protect them through a combination of patent protection, copyrights, trademarks, trade secret laws, contractual restrictions on disclosure and other methods. These methods may not be sufficient to protect our proprietary rights. We presently have five patents granted in the United States and 19patent applications pending in the United States and related foreign patent applications pending. We cannot be certain that patents will be granted based on these or any other applications, or that, even if issued, the patents will adequately protect our technology. We also generally enter into confidentiality agreements with our employees, consultants and customers, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise misappropriate and use our products or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights to the same extent as do the laws of the United States, or to develop similar technology independently. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could harm our business.

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

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. Those companies, like us, that are involved in rapidly changing technology markets are particularly subject to this risk. Securities class action lawsuits have been filed against Avici in the United States District Court for the Southern District of New York. Avici believes that the claims in those cases against Avici lack merit, and intends to defend the litigation vigorously. The litigation process can be protracted and expensive, however, and defense of the litigation may require the continuing expenditure of substantial resources of Avici. Furthermore, while Avici believes that the claims lack merit, the litigation process is inherently uncertain and Avici can make no guarantee as to its ultimate outcome or ultimate financial impact, if any, on Avici.

The market price of our common stock might decline due to future non-cash charges to earnings.

We have recorded and begun to amortize non-cash charges to earnings as a result of options and restricted stock granted prior to the closing of our initial public offering to employees and consultants at prices deemed to be below fair market value on the dates of grant. Our future operating results will reflect the continued amortization of those charges over the vesting period of the options and restricted stock. These charges will negatively impact future operating results. It may not be possible to calculate the future impact with respect to consultant grants as the amount of these charges to earnings fluctuates with the price of our common stock and other factors. It is possible that some investors might consider this impact on operating results to be material, which could result in a decline in the price of our common stock. In addition, in 2000 we began amortizing non-cash charges relating to the issuance of common stock warrants to a customer. The final $2.5 million of the value of these warrants will be amortized against revenue over the next three quarters.

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

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2002, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Carrying Value at December 31, 2002
	Maturing in
	2003	2004	Grand total
Cash and Cash Equivalents	$28,707,128	$—	$28,707,128
Weighted Average Interest Rate	1.22%	—	1.22%
Investments	$54,125,431	$42,257,154	$96,382,585
Weighted Average Interest Rate	2.86%	2.95%	2.90%
Total Portfolio	$82,832,559	$42,257,154	$125,089,713
Weighted Average Interest Rate	2.29%	2.95%	2.51%

Exchange Rate Sensitivity

We operate primarily in the United States, and all sales to date have been made in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

Avici has no off-balance sheet concentrations such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVICI SYSTEMS INC. AND SUBSIDIARIES

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Avici Systems Inc.

We have audited the accompanying consolidated balance sheet of Avici Systems Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of Avici Systems Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 22, 2002 expressed an unqualified opinion on those statements, before the revision adjustments described in Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avici Systems Inc. and subsidiaries as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the consolidated financial statements of Avici Systems Inc. and subsidiaries as of December 31, 2001, and for each of the two years then ended, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised. In 2002, the Company’s Board of Directors approved a one-for-four reverse stock split distributed in the form of a stock dividend; separately reported service revenue and cost of revenue—service and reclassified certain expenses previously reported in selling and marketing expenses to cost of revenue—service. All historical common share and per common share amounts have been adjusted to reflect the reverse stock split except for share amounts presented in the consolidated balance sheets and consolidated statements of redeemable preferred stock and stockholders’ equity, which reflect the actual share amounts outstanding for each period presented. We audited the adjustments described in Note 1 that were applied to revise the number of shares and per share information and to reflect the presentation of revenue and cost of revenue in the 2001 and 2000 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

Boston, Massachusetts

March 18, 2003

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP (ANDERSEN) IS A COPY OF THE LATEST SIGNED AND DATED REPORT ISSUED BY ANDERSEN ON JANUARY 22, 2002 AND SUCH REPORT HAS NOT BEEN REISSUED BY ANDERSEN. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(E) OF REGULATION S-X. AFTER REASONABLE EFFORTS, AVICI HAS NOT BEEN ABLE TO OBTAIN A REPORT THAT MEETS THE TECHNICAL REQUIREMENTS OF 2-02(A) OF REGULATION S-X FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT TO SEEK REMEDIES AGAINST ANDERSEN AND THE ABILITY TO RECOVER ANY POTENTIAL DAMAGES MAY BE LIMITED.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of

Avici Systems Inc.:

We have audited the accompanying consolidated balance sheets of Avici Systems Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Boston, Massachusetts

January 22, 2002

AVICI SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(thousands, except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$28,707	$65,383
Marketable securities	54,125	63,552
Trade accounts receivable, net of allowance of $175 in 2002	2,593	2,830
Inventories	1,147	8,109
Prepaid expenses and other current assets	1,364	2,635

Total current assets	87,936	142,509

Property and equipment, at cost:
Equipment under capital lease	12,195	12,510
Computer equipment	28,538	25,215
Laboratory and test equipment	31,562	25,386
Leasehold improvements	4,294	4,920
Furniture and fixtures	1,018	1,018

	77,607	69,049
Less—Accumulated depreciation and amortization	50,169	27,321

Net property and equipment	27,438	41,728
Other Assets:
Marketable securities	42,257	35,506
Restricted cash	523	534

Total other assets	42,780	36,040

	$158,154	$220,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligations	$707	$2,319
Accounts payable	4,484	5,901
Accrued payroll and payroll-related costs	2,890	2,951
Accrued supplier commitments	957	2,636
Accrued restructuring costs	1,262	572
Accrued other	2,938	3,204
Deferred revenue	9,973	8,254

Total current liabilities	23,211	25,837
Capital lease obligations, less current maturities	46	753
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value— Authorized 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.0001 par value–
Authorized—250,000,000 shares
Issued and outstanding—12,630,371 shares at December 31, 2002 and 50,289,099 shares at December 31, 2001	1	5
Additional paid-in capital	458,729	462,961
Common stock warrants	12,200	12,200
Subscriptions receivable	(2,500)	(2,500)
Treasury stock, at cost—190,600 shares at December 31, 2002	(681)	—
Deferred compensation	(4,265)	(15,172)
Accumulated deficit	(328,587)	(263,807)

Total stockholders’ equity	134,897	193,687

	$158,154	$220,277

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
	(thousands, except share and per share amounts)
Revenue:
Product	$29,388	$52,868	$15,775
Service	3,756	3,775	112

Total gross revenue	33,144	56,643	15,887
Common stock warrant discount—Product	3,266	3,267	817

Net revenue	29,878	53,376	15,070
Cost of Revenue—Product (1)	15,133	50,223	11,157
Cost of Revenue—Service	2,272	2,721	789

Gross margin	12,473	432	3,124

Operating Expenses:
Research and development (2)	55,844	61,527	54,055
Sales and marketing (2)	13,462	18,848	11,928
General and administrative (2)	7,178	9,538	4,771
Stock-based compensation	4,111	15,003	18,659
Restructuring charges	925	1,061	—
Common stock warrant expense	—	—	2,400
Purchased in-process research and development	—	—	4,000

Total operating expenses	81,520	105,977	95,813

Loss from operations	(69,047)	(105,545)	(92,689)
Interest Income	4,201	10,698	8,735
Interest Expense	(161)	(645)	(733)
Other Income	227	—	—

Net loss	$(64,780)	$(95,492)	$(84,687)

Net Loss per Share:
Basic and diluted	$(5.20)	$(7.75)	$(14.77)

Pro forma basic and diluted (unaudited)			$(8.11)

Weighted Average Shares Used in Computing Net Loss per Share:
Basic and diluted	12,456,140	12,314,577	5,734,596

Pro forma basic and diluted (unaudited)			10,440,934

(1) Includes inventory (credit) charge	$(2,468)	$17,165	$—

(2) Excludes noncash, stock-based compensation, as follows:
Research and development	$2,507	$9,698	$12,373
Sales and marketing	762	3,895	3,713
General and administrative	842	1,410	2,573

	$4,111	$15,003	$18,659

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC. AND SUBSIDIARIES

December 31, 2002

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Common Stock Warrants	Subscriptions Receivable	Treasury Stock		Deferred Compensation and Other Consideration	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Number of Shares	Redemption Value	Number of Shares	$0.0001 Par Value				Shares	Amount
			(in thousands)
Balance, December 31, 1999	29,881	$123,441	6,054	$1	$11,475	$—	$(215)	—	$—	$(7,429)	$(83,578)	$(79,746)
Sale of Series F Redeemable Convertible Preferred Stock, net of issuance costs of $50,000	2,970	44,547			—						(50)	(50)
Deferred compensation related to stock options and stock grants					34,665					(34,665)		—
Amortization of deferred compensation										17,380		17,380
Stock purchased by an officer			100	—	2,500		(2,500)					—
Issuance of common stock related to concurrent private placements			322	—	10,000							10,000
Issuance of common stock at initial public offering, net of issuance costs of $1,907,221			8,050	1	230,174							230,175
Exercise of common stock options			1,086	—	2,013		(181)					1,832
Payment of subscription receivable							286					286
Issuance of common stock warrants						12,200				(9,800)		2,400
Amortization related to warrants										817		817
Issuance of restricted common stock			3	—	12							12
Repurchase of restricted stock			(178)	—	(114)		110					(4)
Conversion of convertible preferred stock into common stock	(32,851)	(167,988)	32,851	3	167,983							167,986
Conversion of preferred stock warrants into common stock warrants					—	198						198
Expense related to grant of stock options to non- employees					1,279							1,279
Net loss					—						(84,687)	(84,687)

Balance, December 31, 2000	—	—	48,288	5	459,987	12,398	(2,500)	—	—	(33,697)	(168,315)	267,878
Amortization relating to warrants					—					3,267		3,267
Issuance of stock relating to the Employee Stock Purchase Plan			283	—	2,783							2,783
Issuance of restricted common stock to employees			544	—	1.228					(1,228)		—
Exercise of common stock options			908	—	1,790							1,790
Forfeiture of stock options due to employee terminations					(3,034)					1,483		(1,551)
Amortization of deferred compensation										15,003		15,003
Exercise of common stock warrants			266	—	207	(198)						9
Net loss				—		—					(95,492)	(95,492)

Balance, December 31, 2001	—	—	50,289	5	462,961	12,200	(2,500)	—	—	(15,172)	(263,807)	193,687
Amortization relating to warrants										3,266		3,266
Issuance of stock relating to Employee Stock Purchase Plan			172	—	275							275
Exercise of common stock options			52	—	38							38
Forfeiture of stock options due to employee terminations					(4,549)					3,530		(1,019)
Amortization of deferred compensation										4,111		4,111
Purchase of treasury stock, at cost								(409)	(681)			(681)
Forfeiture of restricted stock			(59)	—								—
One-for-four reverse stock split			(37,824)	(4)	4			218				—
Net loss									—		(64,780)	(64,780)

Balance, December 31, 2002	—	$—	12,630	$1	$458,729	$12,200	$(2,500)	(191)	$(681)	$(4,265)	$(328,587)	$134,897

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net loss	$(64,780)	$(95,492)	$(84,687)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	24,080	18,061	5,274
Amortization of deferred financing costs	—	—	48
(Gain) loss on disposal of property and equipment	(193)	1,330	145
Compensation expense associated with issuance of stock options to employees and consultants	3,092	13,452	18,659
Compensation expense associated with issuance of common stock warrants	3,266	3,267	3,217
Changes in current assets and liabilities—
Trade accounts receivable	238	3,510	(5,742)
Inventories	6,962	6,869	(11,346)
Prepaid expenses and other current assets	1,270	(868)	(1,397)
Restricted cash	11	(243)	(103)
Accounts payable	(1,417)	(10,609)	10,677
Accrued payroll and payroll related	(61)	(387)	2,523
Accrued restructuring costs	690	572	—
Accrued supplier commitments	(1,679)	2,635	—
Accrued other	(267)	2,204	816
Deferred revenue	1,719	2,223	4,277

Net cash used in operating activities	(27,069)	(53,476)	(57,639)
Cash flows from investing activities:
Maturity of marketable securities	208,978	226,176	17,185
Purchases of marketable securities	(206,302)	(196,758)	(131,986)
Purchases of property and equipment	(9,963)	(37,747)	(18,379)
Proceeds from sale of property and equipment	366	409	—

Net cash used in investing activities	(6,921)	(7,920)	(133,180)

Cash flows from financing activities:
Payments on capital lease obligations	(2,318)	(4,259)	(3,753)
Repurchase of stock	(681)	—	(4)
Proceeds from sales of common stock, net of issuance costs	313	2,783	240,175
Proceeds from exercise of stock options and warrants	—	1,800	1,832
Proceeds from sale of redeemable convertible preferred stock, net of issuance costs	—	—	44,496
Payments on subscriptions receivable	—	—	286

Net cash (used in) provided by financing activities	(2,686)	324	283,032

Net (decrease) increase in cash and cash equivalents	(36,676)	(61,072)	92,213
Cash and cash equivalents, beginning of year	65,383	126,455	34,242

Cash and cash equivalents, end of year	$28,707	$65,383	$126,455

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$161	$466	$693

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease obligations	$—	$—	$1,736

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(all tabular amounts in thousands except share and per share data)

(1)	OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Avici Systems Inc. and subsidiaries (Avici or the Company) was incorporated in the State of Delaware on November 12, 1996 and was organized to design and develop high-speed data networking equipment for the carrier market. Avici’s Terabit Switch Router product (TSR), Stackable Switch Router (SSR) and Quarter-rack Switch Router (QSR) are designed to cost-effectively provide high-speed/high-volume capacity, carrier-class reliability and in-service scalability, or the ability to incrementally add capacity to the network without disrupting network performance.

Avici is devoting significant efforts toward product research and development. As such, it is subject to a number of risks and challenges similar to other companies in a similar stage of development. These risks include, but are not limited to, dependence on few customers, dependence on key individuals, dependence on contract manufacturers and key suppliers of integral components, the need to develop and market commercially usable products, the ability to obtain adequate financing to support growth and product development and competition from substitute products and larger companies with greater financial, technical, management and marketing resources.

Avici incurred net losses of approximately $64,800,000, $95,500,000, and $84,700,000 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, Avici had an accumulated deficit of approximately $328,600,000 and has funded those losses through the sale of redeemable convertible preferred stock, the proceeds from the sale of its common stock and the issuance of certain long-term obligations. Avici is dependent on the proceeds of these financings to meet its future working capital and research and development needs.

On November 8, 2002, the stockholders of Avici approved a reverse stock split whereby every four (4) shares of common stock was combined into one (1) share of common stock. All historical common share and per common share amounts have been adjusted to reflect the reverse stock split except for share amounts presented in the Consolidated Balance Sheets and the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity which reflect the actual share amounts outstanding for each period presented.

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in these notes to consolidated financial statements.

(a)	Revenue Recognition

Avici recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, Avici recognizes revenue when those uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). Avici uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. Revenue from support and maintenance contracts is recognized ratably over the period of the related agreements. Revenue from installation and other services is recognized as the work is performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

In December 2001, Avici amended its procurement agreement with WilTel and extended its term through December 2003. The amended agreement provided for a current cash payment of $8.5 million, which we received in December 2001 representing $2.7 million for product deliveries made in the fourth quarter of 2001, and $5.8 million in lieu of remaining purchase commitments in the original agreement totaling $25 million. The $5.8 million, which is included in the consolidated balance sheet in deferred revenue at December 31, 2002, can be used as a credit, applied at varying rates, against future purchases through 2003. Any unused credits become income to Avici upon expiration.

(b)	Cash and Cash Equivalents and Investments

Avici follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Avici has classified its cash equivalents and investments as held-to-maturity and recorded them at amortized cost, which approximates market value. Avici considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include money markets, certificates of deposit and commercial paper. As of December 31, 2002, investments consisted of the following:

Held to Maturity Securities	Remaining Maturities (days)	Amortized Cost	Fair Market Value	Unrealized Gain (Loss)
Commercial Paper	Within 1 year	$3,000	$3,000	$—
U.S. Government Obligations	> 1 – 2 years	60,581	61,038	457
Corporate Bonds	Within 1 year	32,801	32,349	(452)

Total marketable securities		96,382	96,387	5
Cash and cash equivalents		28,707	28,710	3

Total cash, cash equivalents and marketable securities		$125,089	$125,097	$8

(c)	Use of Estimates

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

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

(d)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,
	2002	2001
Finished goods	$276	$5,202
Raw materials	871	2,907

	$1,147	$8,109

We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand for the next twelve months.

(e)	Depreciation, Amortization and Impairment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Avici provides for depreciation and amortization on the straight-line basis and charges to operations amounts that allocate the cost of the assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Equipment under capital lease	Life of lease
Computer equipment	3 years
Laboratory and test equipment	2-3 years
Leasehold improvements	3 years
Furniture and fixtures	5 years

Accumulated amortization expense and amortization expense on equipment under capital leases is included in accumulated depreciation and depreciation expense, respectively.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Avici reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Except for certain restructuring activities undertaken during fiscal 2001 and 2002 as disclosed in Note 5, no revision to the estimated useful life or recorded amount of property and equipment was required.

(f)	Concentrations of Credit and Other Risks

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Avici’s principal credit risk relates to its cash, cash equivalents, investments and accounts receivable. Avici invests its excess cash, cash equivalents and investments primarily in deposits with commercial banks and high-quality corporate securities. Two customers accounted for 53% and 42% of net

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

revenues in 2002, three customers accounted for 47%, 23%, and 13% of net revenue in 2001, and three customers accounted for 32%, 25% and 15% in of net revenue in 2000. At December 31, 2002 and 2001, two customers accounted for 81% and 12%, and 80% and 13%, respectively, of trade accounts receivable.

Avici has no off-balance sheet concentrations such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

Certain key components used in Avici’s products are procured from single or limited source suppliers, and Avici relies on single or limited contract manufacturers for the assembly of its products. The failure of a supplier, including a contract manufacturer, to deliver on schedule could delay or interrupt Avici’s delivery of products and thereby adversely affect Avici’s revenues and operating results.

(g)	Fair Value of Financial Instruments

Avici’s financial instruments mainly consist of cash and cash equivalents, investments, trade accounts receivable, subscriptions receivable and accounts payable. The carrying amounts of these instruments approximate their fair value based on their short-term maturity or quoted market prices.

(h)	Research and Development and Software-Development Costs

The costs of the development of hardware products and enhancements to existing hardware products are expensed as incurred. Avici accounts for its software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Accordingly, the costs for the development of new software that are included in the hardware products and substantial enhancements to such existing software are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. Avici determines technological feasibility has been established at the time at which a working model of the software has been completed. Because Avici believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

(i)	Net Loss per Share and Pro Forma Net Loss per Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss available for common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock options have been excluded, as they are considered antidilutive. Options to purchase a total of 2,930,634, 1,351,803 and 2,671,128 common shares have been excluded from the computations of diluted weighted average shares outstanding for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, 60,683 and 135,933 unvested restricted common shares have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2002 and 2001. Shares of common stock issuable upon the conversion of outstanding shares of redeemable convertible preferred stock have also been excluded for all periods presented until such shares converted to common stock upon completion of Avici’s initial public offering in August 2000.

In accordance with the SEC SAB No. 98, Earnings per Share in an Initial Public Offering, Avici has determined that there were no nominal issuances of Avici’s common stock prior to Avici’s initial public offering.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

Avici’s historical capital structure was not indicative of its capital structure after its initial public offering due to the automatic conversion of all shares of redeemable convertible preferred stock into common stock concurrent with the closing of Avici’s initial public offering and the elimination of Avici’s repurchase right related to restricted stock (see Note 4(i)). Accordingly, unaudited pro forma net loss per share data has been presented for the year ended December 31, 2000 assuming the conversion of all outstanding shares of redeemable convertible preferred stock into common stock and the elimination of Avici’s repurchase right related to its restricted stock outstanding upon the closing of Avici’s initial public offering using the if-converted method from the latter of January 1, 2000 or the respective date of issuance.

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of unaudited pro forma basic and diluted net loss per share for the year ended December 31, 2000:

Weighted average common shares outstanding	5,734,596
Add—Weighted average common shares issued upon the conversion of redeemable convertible preferred stock (unaudited)	4,424,812
Add—Acceleration of vesting of restricted stock (unaudited)	281,526

Pro forma basic and diluted weighted average common shares outstanding (unaudited)	10,440,934

(j)	Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances involving nonowner sources. During all periods presented, Avici did not have any items of comprehensive income (loss) other than its reported net loss.

(k)	Stock-Based Compensation

SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the consolidated statement of operations or disclosed in the notes to the consolidated financial statements. Avici has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and will elect the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information.

Avici has computed the pro forma disclosures required under SFAS No. 123 for stock option grants during 2002, 2001 and 2000, using the Black-Scholes option pricing model prescribed by SFAS No. 123, using the following assumptions:

	2002	2001	2000
Risk-free interest rate	2.61-4.40%	3.54-4.98%	5.03-6.51%
Expected dividend yield	—	—	—
Expected lives	4.0 years	4.0 years	4.5 years
Expected volatility	88%	100%	80%
Weighted average fair value per share of options granted	$4.91	$21.76	$53.36

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

If compensation cost had been determined for stock option grants to employees based on the provisions of SFAS No. 123, Avici’s net loss and net loss per share for the years ended December 31, 2002, 2001 and 2000 would have increased to the pro forma amounts indicated below:

	2002	2001	2000
Net loss, as reported	$(64,780)	$(95,492)	$(84,687)
Deduct: Stock-based employee compensation expense included in reported net loss	3,091	13,458	17,381
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(9,828)	(18,776)	(28,752)

Pro forma net loss	$(71,517)	$(100,790)	$(96,058)

Basic and diluted net loss per share:
As reported	$(5.20)	$(7.75)	$(14.77)
Pro forma	(5.74)	(8.18)	(16.75)

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because Avici’s employee stock option grants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock and option grants.

(l)	Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, Avici has viewed its operations and manages its business as principally one operating segment, the telecommunications equipment segment. For the year ended December 31, 2002, the geographic distribution of revenue was as follows: United States: 97%, Asia: 3%. For the year ended December 31, 2001, the geographic distribution of revenue was as follows: United States: 97%, Asia: 2%, Europe: 1%. For the year ended December 31, 2000, the geographic distribution of revenue was as follows: United States: 93%, Asia: 7%. Long-lived assets consist of fixed assets and are principally located in the United States for all periods presented.

(m)	Principles of Consolidation

The consolidated financial statements include the accounts of Avici Systems Inc. and all of its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

(n)	Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

assets and the associated asset retirement costs. SFAS No. 143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. SFAS No. 143 is effective for Avici’s fiscal year ending December 31, 2003. Avici will adopt this statement on January 1, 2003, and does not expect it to have a material impact on Avici’s consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This statement supersedes SFAS No. 121, and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management adopted this statement as of January 1, 2002, and it did not impact Avici’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the accounting for costs associated with restructuring activities and other disposal activities. This statement supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. This statement will be effective for disposal activities initiated after December 31, 2002, and Avici will adopt this statement for any costs relating to restructuring or disposal activities initiated after the effective date.

In November 2002, the Financial Account Standards Board issued Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. Accordingly, we have adopted the disclosure requirements of Interpretation 45 in these financial statements (see Note 7).

In January 2003, the Financial Account Standards Board issued Interpretation No. 46 (FIN No. 46), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. Avici does not expect that the adoption of FIN No. 46 will have a material effect on its consolidated financial statements.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not amend Statement 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in Statement 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement 148 amendment of the transition and annual disclosure provisions of Statement 123 are effective for fiscal years ending after December 15, 2002, with earlier application permitted for entities with fiscal years ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year were not issued prior to the issuance of Statement 148 (December 31, 2002). The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. Accordingly, we have adopted the disclosure requirements of Statement 148 in these financial statements.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

(o)	Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation, as follows:

During 2002, Avici’s annual service revenue exceeded the 10% of total revenue threshold and accordingly Avici began to separately report Service Gross Revenue from Product Gross Revenue and to separately report Cost of Revenue—Service from Cost of Revenue—Product. In addition, in 2002 Avici refined its methodology of allocating certain Sales and Marketing Expenses as Costs of Revenue—Service. Prior period amounts have been reclassified to conform with the current period presentation. The reclassifications had no effect on total revenue, operating loss, net loss, or net loss per share. The following is a summary of such reclassifications:

	Year Ended December 31,
	2001	2000
Gross Revenue:
As previously reported	$56,643	$15,887
Amounts reclassified to Gross Revenue—Service	(3,775)	(112)

Gross Revenue—Product—revised	$52,868	$15,775

Gross Revenue—Service:
As previously reported	$—	$—
Amounts reclassified from Gross Revenue	3,775	112

Gross Revenue—Service—revised	$3,775	$112

	Year Ended December 31,
	2001	2000
Cost of Revenue:
As previously reported	$51,973	$11,157
Amounts reclassed to Cost of Revenue—Service	(1,750)	—

Cost of Revenue—Product—revised	$50,223	$11,157

Cost of Revenue—Service:
As previously reported	$—	$—
Amounts reclassed from Cost of Revenue	1,750	—
Amounts reclassed from Sales and Marketing Expense	971	789

Cost of Revenue—Service—revised	$2,721	$789

Sales and Marketing Expense:
As previously reported	$19,818	$12,717
Amounts reclassed to Cost of Revenue—Service	(971)	(789)

Sales and Marketing Expense—revised	$18,847	$11,928

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

(2)	RESTRUCTURING AND OTHER CHARGES

During the third and fourth quarters of 2001, Avici implemented restructuring programs including workforce reductions totaling 95 employees, or approximately 24% of the then current workforce. Additionally, during the third quarter of 2002, Avici reduced its workforce by an additional 75 employees, or 24% of the then current workforce. The affected employees received severance and other benefits pursuant to a benefits program. Avici recorded charges totaling $0.9 million for termination benefits during the third and fourth fiscal quarters of 2001, and an additional $0.9 million for termination benefits during the third quarter of 2002. Termination benefits relating to the 2001 workforce reductions were fully paid as of the end of the first quarter of 2002. Approximately $0.8 million of the termination benefits relating to the 2002 workforce reduction was paid during third and fourth quarters of 2002 and the remaining $0.1 million will be paid by the end of the first quarter of 2003. Along with the workforce reductions, Avici recorded a charge of $1.7 million in 2001, and $1.1 million during the third quarter of 2002, to dispose of redundant assets and to accrue lease payments associated with excess facility space.

Avici’s restructuring related reserves at December 31, 2002 are summarized as follows (in thousands):

	Total Charges	Noncash Charges	Cash Payments	Restructuring Accrual at December 31, 2002
2001 Restructuring:
Workforce reduction	$869	$—	$869	$—
Consolidation of facilities and disposal of assets	1,718	1,330	265	123
Reversal of stock based compensation	(1,525)	(1,525)	—	—

Subtotal	1,062	(195)	1,134	123
2002 Restructuring:
Workforce reduction	877	—	772	105
Consolidation of facilities and disposal of assets	1,068	34	—	1,034
Reversal of stock based compensation	(1,020)	(1,020)	—	—

Subtotal	925	(986)	772	1,139

Total	$1,987	$(1,181)	$1,906	$1,262

The workforce reductions resulted in the forfeiture of employee stock options. The restructuring charges include the reversal of $1.5 million in 2001, and $1.0 million in 2002, of non-cash stock based compensation expense previously recorded for the forfeited options.

Additionally, in the third quarter of 2001 Avici recorded a charge of $17.2 million as an element of product cost of revenue to reflect a write down of inventories and inventory commitments for long lead-time items that were considered to be in excess of the then foreseeable demand. The charge included commitments to suppliers including ASICs, module components, and TSR bay components totaling approximately $9.6 million and inventory components and finished goods on hand relating to the TSR product, totaling approximately $7.6 million which were identified as in excess of the then forecasted demand for the next 12 months. Since the end of the third quarter of fiscal 2001, Avici has paid approximately $9.4 million to settle inventory commitments with suppliers, and has discarded approximately $6.3 million of the excess inventory on hand.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

During 2002, Avici recorded credits to product cost of revenue for the utilization of an aggregate of approximately $2.5 million of inventory previously deemed to be in excess of foreseeable requirements. The credit is the result of refunds of $1.6 million earned by Avici from a supplier relating to its use of certain excess inventory, the utilization of $0.7 million of inventory previously reserved, and a negotiated settlement relating to future purchase commitments of $0.2 million less than originally estimated. The agreement with one supplier for the settlement of excess inventory requires that supplier to keep potentially usable inventory on hand until March 31, 2003. That supplier may consume additional amounts of such inventory during the first quarter of 2003, and is required to reimburse Avici should any such inventory be consumed. In addition, reserved inventory on hand may be utilized by Avici in the future. Accordingly, Avici will recognize credits to product cost of revenue to the extent that such reserved inventory is actually utilized.

(3)	STOCKHOLDERS’ EQUITY

(a)	Share Repurchase Program

During the third quarter of 2002, Avici’s Board of Directors authorized a share repurchase program to acquire up to 1.5 million shares (after giving effect to a one-for-four reverse stock split effective November 8, 2002) of Avici’s common stock in the open market at times and prices considered appropriate by Avici during the next year. The share buyback program was implemented during the fourth quarter of 2002, and Avici purchased 190,600 shares at an aggregate cost of $681,000 during that period. The share repurchase program may be suspended at any time and from time to time without prior notice.

(b)	Initial Public Offering and Concurrent Private Placement

On July 27, 2000, Avici’s amended registration statement for the initial public offering of 2,012,500 shares of its common stock, including the underwriters’ over-allotment option for 262,500 shares became effective. The initial public offering price to the public was $124.00 per share. The offering closed on August 2, 2000, and resulted in net proceeds to Avici of approximately $232.1 million after deducting underwriting discounts and commissions and before deducting expenses payable by Avici. As a result of the initial public offering, 8,212,724 shares of common stock were issued upon the conversion of all of Avici’s redeemable convertible preferred stock. Additionally, on August 2, 2000, Avici completed a private placement for the issuance of 80,646 shares of its common stock concurrently with the close of its initial public offering at the initial public offering price of $124.00 per share, which resulted in proceeds to Avici of approximately $10.0 million.

(c)	Redeemable Convertible Preferred Stock

In April 2000, Avici amended its certificate of incorporation to authorize 3,333,333 shares of Series F redeemable convertible preferred stock. Also, in April and May 2000, Avici sold 2,969,769 shares of Series F redeemable convertible preferred stock for which it received gross proceeds of approximately $44.5 million.

On August 2, 2000, Avici had a total of 32,850,896 shares of redeemable convertible preferred stock outstanding. All outstanding redeemable convertible preferred stock was automatically converted into 8,212,724 shares of common stock upon the closing of the initial public offering of Avici’s common stock on that date.

(d)	Common Stock Warrants

Avici issued two warrants to an equipment lessor to purchase an aggregate of 275,000 shares of Series B redeemable convertible preferred stock to the lessor at an exercise price of $1.00 per share. The deemed fair market value of these warrants using the Black-Scholes option pricing model prescribed by SFAS No. 123 was

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

recorded as deferred financing costs and is being amortized over the life of the loans as interest expense. In connection with the initial public offering, the warrants to purchase 275,000 shares of Series B redeemable convertible preferred stock automatically converted into warrants to purchase 68,750 shares of Avici’s common stock. During 2001, all warrants were exercised in a cashless exercise resulting in the issuance of 66,439 shares.

On August 2, 2000, Avici issued to a potential customer a warrant to purchase 25,000 shares of Avici’s common stock at $124.00 per share. The warrant is nonforfeitable, fully exercisable and has a term of five years from the date of issuance. The potential customer had not purchased any product from Avici nor was it obligated to purchase any product or service from Avici as a condition to granting of the warrant. The fair value of the warrant was calculated to be $2.4 million using the Black-Scholes valuation model, and has been included in common stock warrant expense in the accompanying consolidated statement of operations for the year ended December 31, 2000.

In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), Avici issued a warrant to a customer to purchase 212,500 shares of Avici’s common stock at a per-share exercise price of $110.92. The Agreement between Avici and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from Avici. The warrant is nonforfeitable, fully exercisable in one year and has a term of five years from the date of issuance. The fair value of the warrant was calculated to be $9.8 million using the Black-Scholes valuation model, and has been deferred as a reduction to equity and is being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement. As of December 31, 2002, $7,350,000 has been amortized.

(e)	Equity-Based Compensation Plans

Avici’s 1997 Stock Incentive Plan provides for the issuance of up to 2,694,063 shares of common stock incentives. During the years ended December 31, 2000 and 2001, the Board of Directors authorized an additional 1,250,000 shares in each year, increasing the total authorized to 5,194,063 shares under the Plan.

In May 2000, the Board of Directors approved the 2000 Stock Option and Incentive Plan (collectively, the 1997 Stock Incentive Plan and the 2000 Stock Option and Incentive Plan, the Plans). The maximum number of shares with respect to which awards may be granted to any employee under the 2000 Stock Option and Incentive Plan shall not exceed 500,000 shares of common stock during any calendar year. In addition, any shares not yet issued under the 1997 Stock Incentive Plan on or before the date of Avici’s initial public offering or shares subject to options outstanding on the date of Avici’s initial public offering which are forfeited or terminated are available for issuance under the 2000 Stock Option and Incentive Plan.

The Plans provide for the grant of stock-based awards to Avici’s employees, officers, directors, consultants and advisors. Under the Plans, Avici may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, options not intended to qualify as incentive stock options, restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of Avici.

As of December 31, 2002, 1,006,089 shares were available for future grant under the Plans.

(f)	2000 Nonemployee Director Stock Option Plan

In May 2000, the Board of Directors approved the 2000 Nonemployee Director Stock Option Plan, or Director Plan. A total of 100,000 shares of common stock have been authorized for issuance under the Director

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

Plan. On January 1 of each year, commencing with January 1, 2001, the aggregate number of shares available for grant under the plan will automatically increase by the number of shares necessary to cause the total number of shares then available for grant to be 100,000 shares.

The Director Plan is administered by the compensation committee. Under the Director Plan, each nonemployee director who becomes a member of the Board of Directors after the date of the initial public offering will be automatically granted on the date first elected to the Board of Directors an option to purchase 8,750 shares of common stock, which will vest in four equal installments over four years. In addition, provided that the director continues to serve as a member of the Board of Directors, each nonemployee director will be automatically granted on the date of each annual meeting of stockholders following his or her initial option grant date an option to purchase 3,750 shares of common stock, 1,250 shares of which will vest immediately and 2,500 shares of which will vest in four equal installments over four years. Avici granted a total of 50,000 options to its nonemployee directors at the time of Avici’s initial public offering. Such options vest in four equal installments over four years.

As of December 31, 2002, 77,500 shares were available for future grant under the Director Plan.

(g)	Option Exchange Program

On October 1, 2001, Avici announced an offer to exchange outstanding employee stock options having an exercise price of more than $20.00 per share. In order to participate in the program, employees were required to tender for exchange all options granted on or after April 1, 2001. In exchange for eligible options, employees generally received a number of shares of restricted stock and a commitment for new grants of non-qualified stock options (collectively, the “New Grant”) in accordance with the following exchange ratio:

Exercise Price of Options Tendered	Exchange Ratio
$20.00 or less	None
$20.01-$20.79	1.2 for 1
$20.80-$40.00	1 for1
$40.01-$160.00	.75 for1
$160.01-$320.00	.5 for1
$320.01 or more	.2 for 1

One-tenth ( 1/10) of the New Grant consisted of restricted stock (rounded up to the nearest whole share) and nine-tenths ( 9/10) of the New Grant consisted of new options exercisable for shares of common stock (rounded down to the nearest whole share), subject to adjustments for any stock splits, stock dividends and similar events. In order to address potential adverse tax consequences for non-U.S. employees, those employees were allowed to forego the restricted stock grants and receive all stock options.

A total of 1,638,438 options were accepted for exchange under the offer and, accordingly, were canceled in October 2001. A total of 135,933 shares of restricted stock were issued on October 30, 2001, and Avici recorded deferred compensation of $1,228,000 related to these grants during the fourth quarter of fiscal 2001. The deferred compensation costs will be amortized ratably over the vesting periods of the restricted stock, generally over a two-year period, with 50% of the shares vesting one year from the date of grant, and 12.5% of the shares vesting in each three-month period thereafter. Avici granted new options to purchase a total of 1,126,586 shares with an exercise price of $7.68 on May 1, 2002. The new options have a term of 10 years and vested either 12.5% or 25% on date of grant, depending on the length of employment, and 2.0833% per month thereafter.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

(h)	Option Grants

Option activity under all stock option plans is as follows:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding, December 31, 1999	992,484	$0.04-16.00	$9.12
Granted	2,045,038	16.00-532.00	82.44
Exercised	(271,476)	0.40-48.00	7.76
Forfeited	(94,918)	0.40-532.00	44.08

Outstanding, December 31, 2000	2,671,128	0.40-532.00	63.16
Granted	1,208,144	5.48-135.75	30.52
Exercised	(227,117)	0.04-48.00	8.48
Forfeited—Cancelled	(2,300,352)	0.40-532.00	77.32

Outstanding, December 31, 2001	1,351,803	0.40-353.52	26.12
Granted	2,151,317	2.44-12.00	7.56
Exercised	(10,177)	0.40-8.15	2.83
Forfeited—Cancelled	(562,309)	0.40-353.50	23.67

Outstanding, December 31, 2002	2,930,634	$0.40-128.00	$12.92

Exercisable, December 31, 2002	1,256,523		$15.45

Exercisable, December 31, 2001	541,831		$24.96

Exercisable, December 31, 2000	237,996		$27.76

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2002:

	Options Outstanding
	Number of Shares Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable
Exercise Price				Number of Shares	Weighted Average Exercise Price
$0.40-0.40	5,167	4.9	$0.40	5,167	$0.40
2.00-2.76	22,453	7.2	2.22	12,953	2.00
3.32-4.00	84,663	6.4	3.84	50,663	4.00
5.48-8.00	2,014,530	9.0	7.57	658,371	7.61
8.40-12.00	68,931	7.8	10.82	24,897	11.73
12.80-18.84	470,569	6.1	16.17	345,167	16.07
20.08-29.80	56,962	7.2	22.66	27,117	22.40
32.00-48.00	82,417	7.2	37.98	61,303	38.05
54.48-79.25	91,241	6.7	66.29	53,622	67.82
100.00-128.00	33,701	7.5	101.67	17,263	101.57

$0.40-128.00	2,930,634	8.3	$12.92	1,256,523	$15.45

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

(i)	Restricted Stock Grants

Prior to the closing of Avici’s initial public offering, restricted stock grants were made to employees entitling them to acquire shares of common stock subject to repurchase by Avici and/or certain other investors. In conjunction with the restricted stock program, Avici made loans to fund certain restricted stock issuances. All such loans were repaid by December 31, 2000. In connection with these transactions, compensation expense of $665,000 was recorded in the accompanying consolidated statement of operations for the year ended December 31, 2000.

In fiscal 2000, Avici granted an officer the right to purchase 25,000 shares of restricted stock and, in connection with the purchase, loaned the individual $2,500,000. These shares vested ratably over a 12 month period. The loan is non-interest-bearing with limited recourse to the individual and is secured by the restricted securities. The loan has a maturity of 10 years and is to be repaid from the proceeds of the sale of the related restricted securities, if such sale precedes the maturity date. The full amount of the loan is outstanding at December 31, 2002 and has been recorded as a subscription receivable within stockholders’ equity in the accompanying consolidated balance sheet. As a result of the limited recourse on this note, Avici is treating this issuance similar to a stock option.

See also section (g) of this footnote, “Option Exchange Program,” relating to restricted stock issued in connection with Avici’s option exchange program as of October 31, 2001.

(j)	2000 Employee Stock Purchase Plan

A total of 187,500 shares of common stock have been reserved for issuance under the 2000 Employee Stock Purchase Plan. The plan contains consecutive, overlapping, 24-month offering periods. Each offering period includes four consecutive six-month purchase periods. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period, whichever is lower, with the option price at the beginning of the first offering period equal to 85% of the initial public offering price. Participation is limited to 10% of the employees eligible compensation, not to exceed $25,000 per calendar year or amounts allowed by the Internal Revenue Code. On January 1 of each year, commencing with January 1, 2001, the aggregate number of shares of common stock available for purchase under the 2000 Employee Stock Purchase Plan will automatically increase by the number of shares necessary to cause the total number of shares then available for purchase to be 187,500 shares. During the years ended December 31, 2002 and 2001, Avici sold 61,460 and 70,857 shares, respectively, to employees under the 2000 Employee Stock Purchase Plan.

(k)	Accounting for Stock-Based Compensation

Through December 31, 2001, Avici had recorded cumulative non-cash deferred compensation as an element of stockholders’ equity, representing the aggregate difference between the deemed fair value of Avici’s common stock and the exercise price of stock options and restricted stock granted and the selling price of stock sold. The deferred compensation is being recognized as an expense over the vesting period of the stock options and restricted stock. During the years ended December 31, 2002, 2001 and 2000 Avici recorded approximately $4,111,000, $15,003,000 and $17,381,000, respectively, of compensation expense. Avici expects to recognize compensation expense of approximately $1,787,000 and $443,000 during the years ending December 31, 2003 and 2004, respectively, based on stock options and restricted stock granted prior to December 31, 2002.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

In 2000, Avici issued 3,500 options to consultants, valued these options using the Black-Scholes option pricing model, and recorded stock-based compensation expense of approximately $1,278,000. In accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Nonemployees For Acquiring, or in Conjunction with Selling, Goods or Services, Avici will amortize the compensation expense over the period the services are provided. All of these options have vested.

(l)	Shareholder Rights Agreement

On December 5, 2001, the Board of Directors enacted a stockholder rights agreement and declared a dividend of one preferred share purchase right for each outstanding share of common stock outstanding at the close of business on December 17, 2001 to the stockholders of record on that date. Each stockholder of record as of December 17, 2001 received a summary of the rights and any new stock certificates issued after the record date contain a legend describing the rights. Each preferred share purchase right entitles the registered holder to purchase from Avici one two-hundred fiftieth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $40.00 per one two-hundred fiftieth of a Preferred Share, subject to adjustment, upon the occurrence of certain triggering events, including the purchase of 15% or more of Avici’s outstanding common stock by a third party. Until a triggering event occurs, the common stockholders have no right to purchase shares under the stockholder rights agreement. If the right to purchase the preferred stock is triggered, the common stockholders will have the ability to purchase sufficient stock to significantly dilute the 15% or greater holder.

(4)	PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

During 2000, Avici entered into a perpetual nonexclusive license agreement with an investor for the use of certain ideas, concepts and other intellectual property. As consideration for the license, Avici paid the strategic investor $4.0 million. Avici obtained an independent appraisal of this intellectual property to assist in the allocation of the $4.0 million license payment. Based on this appraisal, Avici expensed the license payment as the purchase of in-process research and development (IPR&D) in the accompanying consolidated statement of operations for the year ended December 31, 2000.

The IPR&D is comprised of a single research and development project focusing on certain effects of optical switching technology. At the date of purchase, the project was estimated to be 13% complete and continuing research and development commitments to complete the project were expected to approximate $1.5 million. As of December 31, 2002, after narrowing the overall scope of the project, the project was estimated to be 76% complete and remaining research and development commitments were estimated to approximate $0.2 million.

The $4.0 million value assigned to the purchased IPR&D was determined by estimating the costs to develop the purchased technology into a commercially viable optical application, estimating the resulting cash flows from the application and discounting the net cash flows to their present value. At the date of acquisition, this project had not yet reached technological feasibility and the IPR&D had no alternative future uses. Revenue projections used to value the IPR&D project were based on estimates of relevant market size and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Avici and its competitors. The rate used to discount the net cash flows to their present value was 35% based on cost of capital considerations adjusted for certain risks associated with the in-process technology.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

(5)	INCOME TAXES

Avici accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Deferred income tax expense or credits are based on changes in the asset or liability from period to period.

As Avici has incurred net operating losses since inception, no provision for federal or state income taxes has been recorded. As of December 31, 2002, Avici had net operating loss carryforwards for federal and state income tax purposes and tax credit carryforwards of approximately $263,119,000 and $8,257,000, respectively. Approximately $9,666,000 of Avici’s net operating loss carryforwards relate to deductions associated with Avici’s stock option plans, which will be benefited through stockholders’ equity if realized. The federal net operating loss carryforwards expire beginning in 2012 through 2022, and are subject to review and possible adjustment by the Internal Revenue Service (IRS). The utilization of the net operating loss carryforwards may be subject to annual limitations as a result of changes in the ownership of the Company.

The approximate income tax effects of each type of temporary differences and carryforwards are as follows:

	December 31,
	2002	2001
Deferred Tax Assets:
Net operating loss carryforwards	$106,002	$86,338
Research credit carryforwards	8,257	7,441
Depreciation	4,688	2,699
Inventory	3,113	3,402
Accrued compensation	1,025	582
Other	1,859	1,159

Gross deferred tax assets	124,944	101,621
Valuation allowance	(123,632)	(100,621)

Total deferred tax asset	1,312	1,000

Deferred Tax Liabilities:
Leases	(1,312)	(1,000)

Total deferred tax liabilities	(1,312)	(1,000)

Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of the deferred tax assets, Avici has provided a full valuation allowance against these amounts at December 31, 2002 and 2001.

(6)	EMPLOYEE BENEFIT PLAN

Avici has a 401(k) Plan that provides for eligible employees to make contributions on a tax-deferred basis. All employees on the first day of the month following their date of employment are eligible to participate in the 401(k) Plan. Contributions are limited to 15% of their annual compensation, as defined, subject to certain IRS limitations. Avici may contribute to the Plan at its discretion. No employer contributions were made for all periods presented.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

(7)	COMMITMENTS AND CONTINGENCIES

(a)	Leases

Future minimum payments due under lease agreements at December 31, 2002 are as follows:

	Capital Leases	Operating Leases
For the years ending,
2003	$738	$1,679
2004	46	1,308
2005	—	1,061
2006	—	1,115
2007	—	743

Total payments	784	$5,906

Less—Amounts representing interest	31

Present value of future minimum lease payments	753
Less—Current portion	707

Long-term portion	$46

Obligations under capital leases have various terms ranging from 36 to 48 months and accrue interest at annual effective rates between 8.03% and 9.23%. Equipment leased under capital leases remains the property of the lessor at the end of the term; however, due to the length of the term, the leases are recorded as capital lease obligations.

Rent expense from operating leases included in the accompanying consolidated statements of operations was approximately $1,847,000, $2,299,000 and $901,000 for the years ended December 31, 2002, 2001 and 2000 respectively. In connection with its facilities leases, Avici provided letters of credit totaling $523,000 to the lessor. The letters of credit are collateralized by cash of $523,000, which is recorded as restricted in the accompanying consolidated balance sheet as of December 31, 2002.

(b)	Commitments

Avici outsources the manufacture and assembly of its products. During the normal course of business, in order to maintain competitive lead times for customers and adequate components supply, Avici enters into agreements with certain suppliers to procure inventory based upon criteria as defined by Avici. As of December 31, 2002, Avici is committed to purchase approximately $3.3 million of inventory over the next 12 months.

(c)	Product Warranties

Avici establishes warranty reserves for costs expected to be incurred after the sale and delivery of product for deficiencies as required under specific product warranty provisions. The warranty reserves are determined based on the actual trend of historical charges incurred over the prior twelve-month period excluding any significant or infrequent issues, which are specifically identified and reserved for. The warranty liability is

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

established when it is probable that customers will make claims and when a reasonable estimate of costs can be made.

2002
Product warranty liability, beginning of year	$980
Warranties issued during the period	1,126
Settlements made during the period	(1,121)

Product warranty liability, end of year	$985

(d)	Litigation

Twelve purported securities class action lawsuits are currently pending against Avici and one or more of Avici’s underwriters in Avici’s initial public offering, and certain officers and directors of Avici. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Felzen, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3363; Lefkowitz, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3541; Lewis, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3698; Mandel, et. al v. Avici Systems Inc., et al., C.A. No. 01-CV-3713; Minai, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3870; Steinberg, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3983; Pelissier, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4204; Esther, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4352; Zhous, et al. v. Avici Systems Inc. et al., C.A. No. 01-CV-4494; Mammen, et al. v. Avici Systems Inc., et. al., C.A. No. 01-CV-5722; Lin, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-5674; and Shives, et al. v. Banc of America Securities, et al., C.A. No. 01-CV-4956. These lawsuits seek unspecified damages and allege, among other things, that the underwriters of Avici’s initial public offering (IPO) improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of Avici’s stock in the aftermarket as conditions of receiving shares in Avici’s IPO. The lawsuits further claim that these supposed practices of the underwriters should have been disclosed in Avici’s IPO prospectus and registration statement. In addition to the cases against Avici, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the cases against Avici have all been transferred to a single federal district judge for purposes of case management. Avici and its officers and directors believe that the claims against Avici lack merit, and intends to defend the litigation vigorously. In that regard, on July 15, 2002, Avici, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants.

On October 9, 2002, the United States District Court for the Southern District of New York (the “Court”) dismissed without prejudice all claims against the individual current and former officers and directors who were named as defendants in our litigation, and they are no longer parties to the lawsuit. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the Court granted in part and denied in part those motions. As to the claims brought against Avici under the antifraud provisions of the securities laws, the Court dismissed all of these claims with prejudice, and refused to allow the plaintiffs an opportunity to re-plead these claims against Avici. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss these claims as to Avici and as to substantially all of the other issuer defendants as well. The Court also denied the underwriter defendants’ motion to dismiss in all respects. While we can make no promises or guarantees as to the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

(8)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Avici has separately disclosed in the statements of operations in this Annual Report the gross revenue and cost of sales for product and service. In reviewing historical cost of service revenue, Avici reclassified certain operating expenses to cost of sales. The gross margin amounts presented below reflect the gross margins after the impact of the reclassifications (see Note 1(o)). The net loss and net loss per share amounts for the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002 have also been adjusted to reflect a decrease in stock based compensation expense relating to certain employee terminations. The original amounts reported and adjustments are as follows:

	Net Loss	Net loss per share
Quarter ended March 31, 2002:
As originally reported	$(18,442)	$(1.48)
Reduction in stock based compensation expense	719	0.06

Revised	$(17,723)	$(1.42)

Quarter ended June 30, 2002:
As originally reported	$(15,546)	$(1.24)
Reduction in stock based compensation expense	526	0.03

Revised	$(15,020)	$(1.21)

Quarter ended September 30, 2002:
As originally reported	$(18,371)	$(1.48)
Reduction in stock based compensation expense	424	0.04

Revised	$(17,947)	$(1.44)

Consolidated Statement of Operations Data:

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Gross revenue—product	$8,436	$8,222	$6,387	$6,343
Gross revenue—service	791	1,122	878	965
Common stock warrant discount—product	(817)	(816)	(817)	(816)

Net revenue	$8,410	$8,528	$6,448	$6,492

Gross margin—product	$2,160	$4,061	$2,745	$2,023
Gross margin—service	348	669	193	274

Gross margin—total	$2,508	$4,730	$2,938	$2,297

Net loss	$(17,723)	$(15,020)	$(17,947)	$(14,090)

Basic and diluted net loss per share	$(1.42)	$(1.21)	$(1.44)	$(1.13)

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(all tabular amounts in thousands except share and per share data)

Consolidated Statement of Operations Data (continued):

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Gross revenue—product	$15,016	$20,560	$9,186	$8,106
Gross revenue—service	695	855	1,116	1,109
Common stock warrant discount—product	(817)	(817)	(817)	(816)

Net revenue	$14,894	$20,598	$9,485	$8,399

Gross margin—product	$5,773	$8,392	$(16,291)	$1,504
Gross margin—service	(114)	188	430	550

Gross margin—total	$5,659	$8,580	$(15,861)	$2,054

Net loss	$(17,150)	$(15,911)	$(41,237)	$(21,194)

Basic and diluted net loss per share	$(1.41)	$(1.29)	$(3.33)	$(1.72)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Avici filed a Report on Form 8-K dated July 1, 2002 and a Report on form 8-K/A dated July 3, 2002, reporting a change in Avici’s certifying accountant from Arthur Andersen LLP to Ernst & Young LLP which Report on Form 8-K is incorporated herein by reference.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2002, under the heading of “Ownership of Management and Directors” and “Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 14.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing date of this Annual Report. Based on this evaluation they conclude that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal controls

There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Form 10-K:

1. All Financial Statements. (see “Consolidated Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2. Financial Statement Schedules. (see “Schedule II – Valuation and Qualifying Accounts,” which is included herein by reference)

3. Exhibits

The following exhibits are filed as part of and incorporated by reference into this Form 10-K:

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

3.2	Certificate of Amendment of Fourth Restated Certificate of Incorporation of the Registrant

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant

3.4	Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant

3.5	Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

4.1	Specimen certificate representing the Registrant’s Common Stock

10.1*	1997 Stock Incentive Plan (previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.2*	2000 Stock Option and Incentive Plan (previously filed as Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.3*

2000 Employee Stock Purchase Plan, as amended on December 20, 2000 (previously filed as Exhibit 10.3 to our Form 10-K for the year ended December 31, 2001 filed with the Commission on March 22, 2002, which is incorporated herein by reference)

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

Exhibit Number		Description of Document

10.9	†

Procurement Agreement, dated May 17, 2000, between the Registrant and Williams Communications, Inc. (previously filed as Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference),

10.10	*

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

10.12	*

Offer letter, dated July 27, 2000 between the Registrant and Steven B. Kaufman (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended September 30, 2000 filed with the Commission on November 13, 2000, which is incorporated herein by reference)

10.13

Lease, dated August 2, 2000, between the Registrant and Y-CEE Investment Trust (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2000 filed with the Commission on November 13, 2000, which is incorporated herein by reference)

16.1

Letter from Arthur Andersen LLP to the SEC dated July 2, 2002 (previously filed as Exhibit 16.1 to our Form 8-K/A filed with the Commission on July 3, 2002 (File No. 000-30865), which is incorporated herein by reference)

21.1		Subsidiaries of Avici

23.1		Consent of Ernst & Young LLP

24.1		Power of Attorney (included as part of the signature page of this Report)

99.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement
†	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission

(b)	Reports on Form 8-K. Avici filed a Report on Form 8-K dated November 8, 2002 reporting the approval of the stockholders of Avici of a reverse split of Avici’s common stock. As a result of the reverse split, every four (4) shares of common stock were combined into one (1) share of common stock.

(c)	Avici hereby files as part of this Report our Form 10-K the Exhibits listed in Item 15(a)(3) above.

(d)	Financial Statement Schedules. Avici hereby files as part of this Annual Report on Form 10-K Schedule II – Valuation and Qualifying Accounts, which is included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVICI SYSTEMS INC.

By:	/s/ PAUL F. BRAUNEIS
Paul F. Brauneis Chief Financial Officer, Treasurer and Senior Vice President of Administration

Date: March 28, 2003

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

Signature	Title

/s/ SURYA R. PANDITI Surya R. Panditi	Chairman and Director	Date: March 28, 2003

/s/ STEVEN B. KAUFMAN Steven B. Kaufman	President, Chief Executive Officer and Director (principal executive officer)	Date: March 28, 2003

/s/ PAUL F. BRAUNEIS Paul F. Brauneis	Chief Financial Officer, Treasurer and Senior Vice President of Administration (principal financial officer and principal accounting officer)	Date: March 28, 2003

/s/ JAMES R. SWARTZ James R. Swartz	Director	Date: March 28, 2003

/s/ STEPHEN M. DIAMOND Stephen M. Diamond	Director	Date: March 28, 2003

/s/ SANJIV AHUJA Sanjiv Ahuja	Director	Date: March 28, 2003

/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	Date: March 28, 2003

/s/ HENRY ZANNINI Henry Zannini	Director	Date: March 28, 2003

CERTIFICATIONS

I, Steven B. Kaufman, President and Chief Executive Officer of the Company, certify that:

1.  I have reviewed this annual report on Form 10-K of Avici Systems Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEVEN B. KAUFMAN
Steven B. Kaufman President and Chief Executive Officer

March 28, 2003

I, Paul F. Brauneis, Chief Financial Officer, Senior Vice President of Finance and Administration and Treasurer of the Company, certify that:

1.  I have reviewed this annual report on Form 10-K of Avici Systems Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ PAUL F. BRAUNEIS
Paul F. Brauneis Chief Financial Officer, Senior Vice President of Finance and Administration and Treasurer

March 28, 2003

AVICI SYSTEMS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2002

In thousands

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Accounts Receivable Reserves and Allowances
Year ended December 31, 2002	$—	$220	$—	$45	$175

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

3.2	Certificate of Amendment of Fourth Restated Certificate of Incorporation of the Registrant

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant

3.4	Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant

3.5	Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

4.1	Specimen certificate representing the Registrant’s Common Stock

10.1*	1997 Stock Incentive Plan (previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.2*	2000 Stock Option and Incentive Plan (previously filed as Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.3*

2000 Employee Stock Purchase Plan, as amended on December 20, 2000 (previously filed as Exhibit 10.3 to our Form 10-K for the year ended December 31, 2001 filed with the Commission on March 22, 2002, which is incorporated herein by reference)

10.4*	2000 Non-Employee Director Stock Option Plan (previously filed as Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.5

Fifth Amended and Restated Investor Rights Agreement, by and among the Registrant and the Investors and Founders listed therein, dated as of April 24, 2000, as amended (previously filed as Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.6

Omnibus Agreement, dated August 26, 1999, between the Registrant and Nortel Networks Inc. (previously filed as Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.7

Lease, dated June 2, 1998, between the Registrant and Y-CEE Investment Trust, as amended (previously filed as Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.8

EMC Module Supply Agreement, dated May 1999, between the Registrant and Nortel Networks Inc. (previously filed as Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.9†

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

10.13

Lease, dated August 2, 2000, between the Registrant and Y-CEE Investment Trust (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2000 filed with the Commission on November 13, 2000, which is incorporated herein by reference)

16.1

Letter from Arthur Andersen LLP to the SEC dated July 2, 2002 (previously filed as Exhibit 16.1 to our Form 8-K/A filed with the Commission on July 3, 2002 (File No. 000-30865), which is incorporated herein by reference)

21.1	Subsidiaries of Avici

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included as part of the signature page of this Report)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement
†	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission