Form 10-Q
period 2003-03-31
AVICI SYSTEMS INC
filed 2003-05-14
CIK 1094895

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

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

Registrant’s Telephone Number, Including Area Code (978) 964-2000

Indicate by check ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes    ✓        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes                No     ✓

At May 12, 2003, 12,304,561 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

AVICI SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3

Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	19

ITEM 4. Controls and Procedures	19

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	20

ITEM 2. Changes in Securities and Use of Proceeds	*

ITEM 3. Defaults Upon Senior Securities	*

ITEM 4. Submission of Matters to a Vote of Security Holders	*

ITEM 5. Other Information	*

ITEM 6. Exhibits and Reports on Form 8-K	21

SIGNATURE	22

CERTIFICATIONS	23

*No information provided due to inapplicability of item.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AVICI SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$30,060	$28,707
Marketable securities	47,048	54,125
Trade accounts receivable, net	4,323	2,593
Inventories, net	844	1,147
Prepaid expenses and other current assets	1,329	1,364

Total current assets	83,604	87,936

Property and equipment, net	23,243	27,438
Long-term marketable securities	35,587	42,257
Restricted cash	523	523

Total assets	$142,957	$158,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of capital lease obligations	$502	$707
Accounts payable	5,263	4,484
Accrued payroll and payroll-related costs	3,186	2,890
Accrued restructuring costs	992	1,262
Accrued supplier commitments	702	957
Accrued other	2,564	2,938
Deferred revenue	6,662	9,973

Total current liabilities	19,871	23,211

Long-term obligations, less current maturities	—	46

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized – 5,000,000 shares
Issued and outstanding—none	—	—
Common stock, $0.0001 par value:
Authorized – 250,000,000 shares Issued– 12,626,862 shares at March 31, 2002 and 12,630,371 shares at December 31, 2002	1	1
Additional paid-in capital	458,647	458,729
Common stock warrants	12,200	12,200
Subscription receivable	(2,500)	(2,500)
Treasury Stock, at cost-293,244 shares at March 31, 2003 and 190,600 shares at December 31, 2002	(1,065)	(681)
Deferred compensation	(2,910)	(4,265)
Accumulated deficit	(341,287)	(328,587)

Total stockholders’ equity	123,086	134,897

Total liabilities and stockholders’ equity	$142,957	$158,154

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended March 31,
	2003	2002
		Revised See Note 1
Revenue
Product	$6,663	$8,436
Service	927	791

Total gross revenue	7,590	9,227

Common stock warrant discount-Product	(817)	(817)

Net revenue	6,773	8,410

Cost of Revenue—Product	3,261	5,459
Cost of Revenue – Service	762	443

Total Cost of revenue	4,023	5,902

Gross margin	2,750	2,508

Operating Expenses:
Research and development (1)	11,341	14,413
Sales and marketing (1)	2,801	3,696
General and administrative (1)	1,541	1,879
Stock-based compensation	452	1,344

Total operating expenses	16,135	21,332

Loss from operations	(13,385)	(18,824)
Interest income, net	685	1,101

Net loss	$(12,700)	$(17,723)

Net loss per share:

Basic and diluted	$(1.03)	$(1.42)

Weighted Average Common Shares Used in Computing Net Loss per Share:

Basic and diluted	12,340,912	12,438,932

(1) Excludes noncash, stock-based compensation, as follows:

Research and development	$276	$829
Sales and marketing	88	256
General and administrative	88	259

	$452	$1,344

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2003	2002
		Revised See Note 1
Cash Flows from Operating Activities:
Net loss	$(12,700)	$(17,723)
Adjustments to reconcile net loss to net cash used in operating activities –
Depreciation and amortization	5,698	5,764
Compensation expense associated with issuance of common stock warrants	817	817
Compensation expense associated with issuance of stock options to employees and consultants	452	1,344
Changes in current assets and liabilities:
Trade accounts receivable	(1,730)	(4,072)
Inventories	303	4,066
Prepaid expenses and other current assets	35	466
Accounts payable	779	(301)
Accrued payroll and payroll related	296	(560)
Accrued restructuring costs	(270)	—
Accrued supplier commitments	(255)	(1,840)
Accrued other	(375)	344
Deferred revenue	(3,311)	255

Cash used in operating activities	(10,261)	(11,440)

Cash Flows from Investing Activities:
Maturity of marketable securities, net	13,747	8,920
Purchases of property and equipment	(1,502)	(3,343)

Cash provided by investing activities	12,245	5,577

Cash Flows from Financing Activities:
Proceeds from employee stock plans Repurchase of stock	4 (384)	21 —
Payments on capital lease obligations	(251)	(813)

Cash used in financing activities	(631)	(792)

Net Increase (Decrease) in Cash and Cash Equivalents	1,353	(6,655)

Cash and Cash Equivalents, beginning of period	28,707	65,383

Cash and Cash Equivalents, end of period	$30,060	$58,728

See accompanying notes.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands)

NOTE 1.    BASIS OF PRESENTATION

The financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (“Avici” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of Avici, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2003 and December 31, 2002 and the operating results and cash flows for the three month periods ended March 31, 2003 and 2002. These consolidated financial statements and notes should be read in conjunction with Avici’s consolidated audited financial statements and notes thereto for the year ended December 31, 2002, which appear in Avici’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements as of that date.

For the year ended December 31, 2002, Avici’s service revenue as a percent of total revenue, exceeded 10% and accordingly, in its 2002 Annual Report on Form 10-K Avici began to separately report gross revenue and cost of sales for product and service on the face of the statements of operations for all periods presented. Product and service revenue and related cost of sales for product and service have been reclassified in the statement of operations in this report on Form 10-Q for the three months ended March 31, 2002 to confirm to the revised presentation.

In addition, as further disclosed in Avici’s 2002 Annual Report on Form 10-K the net loss and net loss per share amounts for the three months ended March 31, 2002 were also adjusted to reflect a decrease in stock based compensation expense relating to certain employee terminations as follows:

	Net loss	Basic and diluted net loss per share
As originally reported	$(18,442)	$(1.48)
Reduction in stock based compensation	719	0.06

Revised	$(17,723)	$(1.42)

On November 8, 2002, the stockholders of Avici approved a reverse stock split whereby every four (4) shares of common stock were combined into one (1) share of common stock. All 2002 common share and per common share amounts have been adjusted to reflect the reverse stock split.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2003.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(b)    Product Warranties

Avici establishes warranty reserves for costs expected to be incurred after the sale and delivery of product for deficiencies as required under specific product warranty provisions. The warranty reserves are determined based on the actual trend of historical charges incurred over the prior twelve-month period excluding any significant or infrequent issues, which are specifically identified and reserved for. The warranty liability is established when it is probable that customers will make claims and when a reasonable estimate of costs can be made.

Balance at December 31, 2002	$985
Warranties issued during the period	203
Settlements made during the period	(203)

Balance at March 31, 2003	$985

(c)    Cash and Cash Equivalents and Marketable Securities

Avici has classified its cash equivalents and marketable securities as held-to-maturity and recorded them at amortized cost, which approximates market value. Avici considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents and marketable securities include money markets, certificates of deposit and commercial paper. Long-term marketable securities include commercial paper, corporate bonds and U.S. government obligations with remaining maturities greater than one year.

Cash, cash equivalents and marketable securities consist of the following:

	March 31, 2003	December 31, 2002
Cash and cash equivalents	$30,060	$28,707
Marketable securities	47,048	54,125

Subtotal	77,108	82,832
Long-term marketable securities	35,587	42,257

	$112,695	$125,089

(d)    Use of estimates

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

(e)    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31,	December 31,
	2003	2002
Finished goods	$686	$871
Raw materials	158	276

	$844	$1,147

Avici regularly reviews inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand for the next twelve months.

(f)    Net Loss per Share

Basic and diluted net loss per common share was determined by dividing net loss available for common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock options have been excluded, as they are considered antidilutive.

(g)    Comprehensive Income

During all periods presented, Avici did not have any items of comprehensive income (loss) other than reported net loss.

(h)    Stock-Based Compensation

Avici accounts for stock-based compensation for employees under APB Opinion No. 25 and will elect the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information.

If compensation cost had been determined for stock option grants to employees based on the provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB No.123,” the effect on net loss and net loss per share would have been as follows:

	Three months ended
	March 31, 2003	March 31, 2002
		Revised See Note 1
Net loss, as reported	$(12,700)	$(17,723)
Deduct: Stock-based employee compensation expense included in reported net loss	452	1,344
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(1,588)	(1,793)

Pro forma net loss	$(13,836)	$(18,172)

Basic and diluted net loss per share:
As reported	$(1.03)	$(1.42)
Pro forma	$(1.12)	$(1.46)

(i)    Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. Avici adopted this statement in the first quarter of 2003 and it did not have a material impact on Avici’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the accounting for costs associated with restructuring activities and other disposal activities. This statement supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Avici adopted this statement in the first quarter of 2003 and it did not have a material impact on Avici’s consolidated financial position or results of operations.

In November 2002, the Financial Account Standards Board issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. Avici adopted FIN 45 in the first quarter of 2003 and it did not have a material impact on Avici’s consolidated financial position or results of operations.

In January 2003, the Financial Account Standards Board issued Interpretation No. 46 (FIN No. 46), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. During the first quarter of 2003 Avici did not create a variable interest entity or obtain an interest in a variable interest entity. Avici does not expect that the adoption of FIN No. 46 will have a material effect on its consolidated financial statements.

NOTE 3.    STOCKHOLDERS’ EQUITY

(a)    Common Stock Warrant Discount

In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), Avici issued a warrant to a customer to purchase 212,500 shares of Avici’s common stock at a per-share exercise price of $110.92. The Agreement between Avici and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from Avici. The warrant is nonforfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated to be $9.8 million using the Black-Scholes valuation model, and has been deferred as a reduction to equity and is being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement. As of March 31, 2003, $8.2 million has been amortized.

(b)    Stock Repurchase Program

During the third quarter of 2002, the Board of Directors authorized a share repurchase program, in effect for a one year period, to acquire up to 1.5 million shares (after giving affect to a one-for-four reverse stock split effective November 8, 2002) of Avici’s common stock in the open market at times and prices considered appropriate by Avici. The share buyback program was initiated during the fourth quarter of 2002, and Avici purchased 102,644 shares at an aggregate cost of approximately $384,000 during the first quarter of 2003. From the inception of the program Avici purchased 293,244 shares at an aggregate cost of approximately $1.1 million. The share repurchase program may be suspended at any time and from time to time without prior notice.

NOTE 4.    RESTRUCTURING AND OTHER CHARGES

Avici implemented restructuring programs during the third and fourth fiscal quarters of 2001 designed to decrease operating expenses and align resources with future growth opportunities. The restructuring programs included workforce reductions totaling 95 employees, or approximately 24% of the then current workforce. Additionally, during the third quarter of 2002, Avici reduced our workforce by an additional 75 employees, or 24% of the then current workforce. The affected employees received severance and other benefits pursuant to a benefits program. Avici recorded charges totaling $0.9 million for termination benefits during the third and fourth fiscal quarters of 2001, and an additional $0.9 million for termination benefits during the third quarter of 2002. Termination benefits relating to the 2001 workforce reductions were fully paid as of the end of the first quarter of 2002. Termination benefits relating to the 2002 workforce reductions were substantially paid as of the end of the first quarter of 2003. Along with the workforce reductions, Avici recorded a charge of $1.7 million in 2001, and $1.1 million during the third quarter of 2002, to dispose of redundant assets and to accrue lease payments associated with excess facility space.

Avici’s restructuring related reserves at March 31, 2003 are summarized as follows:

	Total Charges	Noncash Charges	Cash Payments	Restructuring Accrual at March 31, 2003
2001 Restructuring:
Workforce reduction	$869	$—	$869	$—
Consolidation of facilities and disposal of assets	1,718	1,330	318	70
Reversal of stock based compensation	(1,525)	(1,525)	—	—

Subtotal	1,062	(195)	1,187	70

2002 Restructuring:
Workforce reduction	877	—	826	51
Consolidation of facilities and disposal of assets	1,068	34	163	871
Reversal of stock based compensation	(1,020)	(1,020)	—	—

	925	(986)	989	922

Total	$1,987	$(1,181)	$2,176	$992

The workforce reductions resulted in the forfeiture of employee stock options. The restructuring charges include the reversal of $1.5 million in 2001, and $1.0 million in 2002, of non-cash stock based compensation expense previously recorded for the forfeited options.

Additionally, in the third quarter of 2001 Avici recorded a charge of $17.2 million as an element of product cost of revenue to reflect a write down of inventories and inventory commitments for long lead-time items that were considered to be in excess of the then foreseeable demand. The charge included commitments to suppliers including ASICs, module components, and TSR bay components totaling approximately $9.6 million and inventory components and finished goods on hand relating to the TSR product, totaling approximately $7.6 million which were identified as in excess of the then forecasted demand for the next 12 months. Since the end of the third quarter of fiscal 2001, Avici has paid approximately $9.4 million to settle inventory commitments with suppliers, and have discarded approximately $6.3 million of the excess inventory on hand.

During 2002, Avici recorded credits to product cost of revenue for the utilization of an aggregate of approximately $2.5 million of inventory previously deemed to be in excess of foreseeable requirements. The credit is the result of refunds of $1.6 million earned by us from a supplier relating to its use of certain excess inventory, the utilization of $0.7 million of inventory previously reserved, and a negotiated settlement relating to future purchase commitments of $0.2 million less than originally estimated. In future periods, in the event Avici utilizes inventory on hand that was previously reserved, Avici will recognize credits to product cost of revenue.

NOTE 5.    LITIGATION

In addition to claims in the normal course of business, twelve purported securities class action lawsuits are currently pending against Avici and one or more of Avici’s underwriters in Avici’s initial public offering, and certain officers and directors of Avici. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Felzen, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3363; Lefkowitz, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3541; Lewis, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3698; Mandel, et. al v. Avici Systems Inc., et al., C.A. No. 01-CV-3713; Minai, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3870; Steinberg, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3983;Pelissier, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4204; Esther, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4352; Zhous, et al. v. Avici Systems Inc. et al., C.A. No. 01-CV-4494; Mammen, et al. v. Avici Systems Inc., et. al., C.A. No. 01-CV-5722; Lin, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-5674; and Shives, et al. v. Banc of America Securities, et al., C.A. No. 01-CV-4956. These lawsuits seek unspecified damages and allege, among other things, that the underwriters of Avici’s initial public offering (IPO) improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of Avici’s stock in the aftermarket as conditions of receiving shares in Avici’s IPO. The lawsuits further claim that these supposed practices of the underwriters should have been disclosed in Avici’s IPO prospectus and registration statement. In addition to the cases against Avici, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the cases against Avici have all been transferred to a single federal district judge for purposes of case management. Avici and its officers and directors believe that the claims against Avici lack merit, and intends to defend the litigation vigorously. In that regard, on July 15, 2002, Avici, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants.

On October 9, 2002, the United States District Court for the Southern District of New York (the “Court”) dismissed without prejudice all claims against the individual current and former officers and directors who were named as defendants in the litigation, and they are no longer parties to the lawsuit. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the Court granted in part and denied in part those motions. As to the claims brought against Avici under the antifraud provisions of the securities laws, the Court dismissed all of these claims with prejudice, and refused to allow the plaintiffs an opportunity to re-plead these claims against Avici. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss these claims as to Avici and as to substantially all of the other issuer defendants as well. The Court also denied the underwriter defendants’ motion to dismiss in all respects. While Avici can make no promises or guarantees as to the outcome of these proceedings, Avici believes that the final result of these actions will have no material effect on its consolidated financial condition, results of operations or cash flows.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this Report on Form 10-Q constitute forward-looking statements that involve risks and uncertainties. Avici’s actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including without limitation those discussed under the caption “Factors That May Affect Future Results” included in Avici’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission and elsewhere herein. Forward-looking statements include statements regarding the future or Avici’s expectations, beliefs, intentions or strategies regarding the future and may be identified by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” and similar expressions. There may be events in the future that could affect these matters.

Overview

We provide high-speed data networking equipment that enables telecommunications companies and Internet service providers, referred to as carriers, to transmit high volumes of information across their networks.

Since our inception, we have incurred significant losses. As of March 31, 2003, we had an accumulated deficit of $341.3 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or

ASICs, and software, and system testing the Avici Terabit Switch Router, (TSR®). Revenue was first recognized during the first quarter of 2000. Since then we have also built our administrative, marketing, sales, customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur significant operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. During 2001 and 2002 we took actions to realign our cost structure in reaction to industry conditions. We expect to incur increasing sales and marketing, research and development and general and administrative expenses as our business expands and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

The TSR became commercially available in the fourth quarter of 1999. During 2001 we introduced the Avici Stackable Switch Router (SSR™), a rack-mountable scalable router for carriers and service providers with smaller core networks. The first SSR sale occurred during the fourth quarter of 2001. During the fourth quarter of 2002, we introduced the Avici Quarter-rack Scalable Router (QSR™), which provides customers with one of the smallest footprint, highest density routers commercially available. We currently market our products to major carriers in North America through a direct sales force. We also market our products internationally through systems integrators, distributors, and a direct sales force in Europe. We currently provide product installation and customer field support through our internal customer service organization and third-party support organizations.

Our target end-user customers include incumbent local exchange carriers, inter-exchange carriers, postal telephone and telegraph operators (PTTs) (international incumbent operators), international competitive carriers, Internet service providers, and agencies of the United States government.

Revenues

We expect that in the foreseeable future, substantially all of our revenue will continue to depend on sales of our TSR, SSR, and QSR to current customers and a limited number of potential new customers. Generally, these customers are not contractually committed to purchase any minimum quantities of products from us. The TSR has been deployed by AT&T Corp. (AT&T), and we have entered into a three year procurement agreement with AT&T which continues until December 2003 and thereafter unless terminated by either party. The agreement describes the conditions under which AT&T may acquire equipment from us. The agreement has no minimum purchase commitment associated with it.

Our procurement agreement with Qwest Communications (Qwest) provides for an undisclosed minimum purchase commitment, which was met in 2002. The agreement continues until July 2003 and thereafter unless terminated by either party. During the third quarter of 2002, we completed and passed the Qwest field trials. Qwest is deploying the SSR in five production Points of Presence (PoPs).

Avici has amended its procurement agreement with WilTel Communications Group, formerly knows as Williams Communications (WilTel) and extended its term through December 2003. The amended agreement provided for a cash payment of $8.5 million, which we received in December 2001 representing $2.7 million for product deliveries made in the fourth quarter of 2001, and $5.8 million in lieu of remaining purchase commitments in the original agreement totaling $25 million. The $5.8 million was deferred and available as a credit at varying rates against future purchases through 2003. During the first quarter of 2003 approximately $1.5 million was utilized, and the remaining $4.3 million is included in the consolidated balance sheet in deferred revenue at March 31, 2003. Any unused credits will be recorded as income upon expiration.

Our products have also been deployed in laboratory environments including the France Telecom R&D VTHD research network, by Chung Hwa Telecom, and by several agencies of the United States government. Our products are currently in trials and tests with additional prospective customers, both internationally and domestically. There can be no assurance as to the timing of the completion of these trials and tests or that their outcome will be favorable.

Restructuring Charges

From the first quarter of fiscal 2000 through the second quarter of fiscal 2001 our net revenues increased sequentially each quarter. However, our gross revenue decreased 52% from the second quarter to third quarter of fiscal 2001 due to unfavorable economic conditions followed by a significant decrease in capital spending by telecommunications service providers. In response to these conditions, we implemented restructuring programs during the third and fourth fiscal quarters of 2001 designed to decrease operating expenses and align resources with future growth opportunities. The restructuring programs included workforce reductions totaling 95 employees, or approximately 24% of the then current workforce. Additionally, during the third quarter of 2002, we reduced our workforce by an additional 75 employees, or 24% of the then current workforce. The affected employees received severance and other benefits pursuant to a benefits program. We recorded charges totaling $0.9 million for termination benefits during the third and fourth fiscal quarters of 2001, and an additional $0.9 million for termination benefits during the third quarter of 2002. Termination benefits relating to the 2001 workforce reductions were fully paid as of the end of the first quarter of 2002. Termination benefits relating to the 2002 workforce reductions were substantially paid as of the end of the first quarter of 2003. Along with the workforce reductions, we recorded a charge of $1.7 million in 2001, and $1.1 million during the third quarter of 2002, to dispose of redundant assets and to accrue lease payments associated with excess facility space.

Avici’s restructuring related reserves at March 31, 2003 are summarized as follows (in thousands):

	Total Charges	Noncash Charges	Cash Payments	Restructuring Accrual at March 31, 2003
2001 Restructuring:
Workforce reduction	$869	$—	$869	$—
Consolidation of facilities and disposal of assets	1,718	1,330	318	70
Reversal of stock based compensation	(1,525)	(1,525)	—	—

Subtotal	1,062	(195)	1,187	70

2002 Restructuring:
Workforce reduction	877	—	826	51
Consolidation of facilities and disposal of assets	1,068	34	163	871
Reversal of stock based compensation	(1,020)	(1,020)	—	—

	925	(986)	989	922

Total	$1,987	$(1,181)	$2,176	$992

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

Additionally, in the third quarter of 2001 we recorded a charge of $17.2 million as an element of product cost of revenue to reflect a write down of inventories and inventory commitments for long lead-time items that were considered to be in excess of the then foreseeable demand. The charge included commitments to suppliers including ASICs, module components, and TSR bay components totaling approximately $9.6 million and inventory components and finished goods on hand relating to the TSR product, totaling approximately $7.6 million which were identified as in excess of the then forecasted demand for the next 12 months. Since the end of the third quarter of fiscal 2001, we have paid approximately $9.4 million to settle inventory commitments with suppliers, and have discarded approximately $6.3 million of the excess inventory on hand.

During 2002, we recorded credits to product cost of revenue for the utilization of an aggregate of approximately $2.5 million of inventory previously deemed to be in excess of foreseeable requirements. The credit is the result of refunds of $1.6 million earned by us from a supplier relating to its use of certain excess inventory, the utilization of $0.7 million of inventory previously reserved, and a negotiated settlement relating to future purchase commitments of $0.2 million less than originally estimated. In future periods, in the event we utilize inventory on hand that was previously reserved, we will recognize credits to product cost of revenue.

We expect telecommunications service providers to continue to maintain conservative levels of capital spending in the near term. Accordingly, should deterioration in the telecommunications equipment market continue, or should there be a change in our strategy, there can be no assurance that further restructuring might not be necessary or that such restructuring actions, if required, would not have an adverse impact on our results of operations and financial condition.

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

Common Stock Warrants

In December 2000, in connection with the execution of a nonexclusive systems and services agreement, we issued a warrant to AT&T to purchase 212,500 shares of our common stock at a per-share exercise price of $110.92. The agreement between AT&T and us provides AT&T with the ability, but not the obligation, to purchase equipment and services from us. The warrant cannot be forfeited and is fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated using the Black-Scholes valuation model to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the agreement. As of March 31, 2003, approximately $8.2 million in the aggregate has been amortized. The remaining balance of approximately $1.6 million will be amortized against revenue over the second and third quarters of 2003.

Stock-based Compensation

During the years ended December 31, 2001, and 2000, we recorded non-cash deferred compensation of approximately $1.2 million, and $34.7 million, respectively as an element of stockholders’ equity. These amounts represent the aggregate difference between the deemed fair value of our common stock and the exercise price of stock options and restricted stock granted and the selling price of stock sold. The deferred compensation is being recognized as an expense over the vesting period of the stock options and restricted stock. As of March 31, 2003, the balance of approximately $1.3 million relating to the stock options and restricted stock issued, will be amortized over the remainder of 2003 and during the year ended December 31, 2004.

Critical Accounting Policies

We consider the following accounting policies related to revenue recognition, inventory valuation, warranty liabilities, and long-lived assets to be critical accounting policies due to the estimation processes involved in each.

Revenue Recognition. We recognize revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, we recognize revenue when those uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). We use the residual method when VSOE does not exist for one of the delivered elements in an arrangement. We also generate revenue from support and maintenance as well as installation and service. We defer revenue from support and maintenance contracts and recognize it ratably over the period of the related agreements. We recognize revenue from installation and other services as the work is performed. In the event Avici is unable to meet one or all of the above criteria on a timely basis, revenue recognized for any reporting period could be adversely affected.

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

Warranty Liabilities. Our warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. We record an estimate for warranty related costs at time of sale based on our actual historical return rates and repair costs. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee we will continue to experience the same levels of warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net Revenue: Net revenue decreased $1.6 million to $6.8 million for the first quarter of 2003 from $8.4 million for the first quarter of 2002. The decrease in product revenue during the 2003 period was a result of reduced capital spending by telecommunications service providers. Service revenue increased $0.1 million to $0.9 million for the first quarter of 2003 from $0.8 million for the first quarter of 2002. Net revenue is recorded net of common stock warrant discount, a non-cash charge, which totaled $0.8 million in each of the 2003 and 2002 periods. Three customers accounted for 51%, 26% and 21% of net revenue in the 2003 period. Two customers accounted for 73% and 23% of net revenue in the 2002 period.

Cost of Revenue: Total cost of revenue decreased $1.9 million to $4.0 million for the first quarter of 2003 from $5.9 million for the first quarter of 2002. Product cost of revenue was 56% of product net revenue in the 2003 period as compared to 72% in the 2002 period. The lower percentage in the 2003 period is primarily the result of product mix as well as cost reductions achieved with key suppliers and reductions of fixed costs, partially offset by the spreading of fixed costs over a smaller revenue base. Service cost of revenue was 82% of service revenue in the 2003 period, as compared to 56% in the 2002 period. The higher percentage in the 2003 period is primarily the result of increased service infrastructure aligned with current revenue levels.

Research and Development: Research and development expenses decreased $3.1 million to $11.3 million for the first quarter of 2003 from $14.4 million for the first quarter of 2002. This decrease was primarily due to a reduction of $1.2 million in salary and salary-related expenses as a result of restructuring programs implemented and to a lesser extent a reduction of $0.7 million in project related costs.

Sales and Marketing: Sales and marketing expenses decreased $0.9 million to $2.8 million for the first quarter of 2003 from $3.7 million for the first quarter of 2002. This decrease was primarily due to a reduction of $0.7 million in salary and salary-related expenses as a result of restructuring programs implemented.

General and Administrative: General and administrative expenses decreased $0.4 million to $1.5 million for the first quarter of 2003 from $1.9 million for the first quarter of 2002. This decrease was primarily due to a reduction of $0.1 million in salary and salary-related expenses as a result of restructuring programs implemented and other spending decreases.

Stock-Based Compensation: Stock-based compensation decreased $0.8 million to $0.5 million for the first quarter of 2003 from $1.3 million for the first quarter of 2002. This decrease is primarily the result of certain option grants reaching full vesting, and the related compensation becoming fully amortized, and the elimination of future stock based compensation due to employee terminations.

Interest Income, net: Interest income decreased $0.4 million to $0.7 million for the first quarter of 2003 from $1.1 million for the first quarter of 2002. This decrease is primarily due to the decrease in invested cash balances resulting from the use of cash to fund the operations and lower investment yields available in the market.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, equipment lease financing. From inception through March 31, 2003, we raised approximately $410.3 million from these equity offerings. During the first quarter of 2003, we used $10.3 million in cash for operating activities, compared to $11.4 million used in the first quarter of 2002. The decrease in cash usage in the 2003 period as compared to the 2002 period is a result of reduced operating losses due to restructuring programs implemented by us which reduced operating costs. We expect working capital requirements will increase if product sales increase, creating larger customer receivable balances and the need to build inventory in advance of shipment. In addition, we will selectively invest in infrastructure costs needed to support the scale of operations. We also anticipate that accrual for excess facility costs of $0.9 million will be substantially paid by the end of 2003.

Purchases of property and equipment were $1.5 million for the first quarter of 2003 as compared to $3.3 million for the first quarter of 2002. Purchases of property and equipment decreased in the 2003 period, as compared to the 2002 period, as we focused investments in the 2003 period towards purchases of laboratory equipment and software required to support priority research and development projects, and to maintain and enhance the customer support infrastructure. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect that capital expenditures will be between $7 million and $8 million during the remaining three quarters in 2003.

At March 31, 2003, future minimum lease payments under non-cancelable operating leases were comprised as follows: $1.4 million for the remaining nine months in 2003, $1.3 million for 2004, $1.1 million for 2005, $1.1 million for 2006, $0.7 million in 2007. We financed $1.7 million during the year ended December 31, 2000 through capital lease arrangements. At March 31, 2003, future minimum lease payments under non-cancelable capital leases were comprised as follows: $0.4 million for the remaining nine months in 2003 and $0.1 million in 2004.

We outsource the manufacture and assembly of our products. During the normal course of business, in order to maintain competitive lead times for customers and adequate components supply, we enter into agreements with certain suppliers to procure inventory based upon criteria as defined by us. As of March 31, 2003, we were committed to purchase approximately $0.7 million of inventory over the next 12 months.

Other than obligations under capital leases, minimum payments under operating leases and certain commitments to vendors for long lead-time inventory items, Avici has no additional debt recorded in the financial statements or for which it is a guarantor.

During the third quarter of 2002, our Board of Directors authorized a share repurchase program, in effect for a one year period, to acquire up to 1.5 million shares (after giving affect to a one-for-four reverse stock split effective November 8, 2002) of our common stock in the open market at times and prices considered appropriate by us. The share buyback program was initiated during the fourth quarter of 2002, and we purchased 102,644 shares at an aggregate cost of approximately $384,000 during the first quarter of 2003. From the inception of the program we have purchased 293,244 shares at an aggregate cost of approximately $1.1 million. The share repurchase program may be suspended at any time and from time to time without prior notice.

We expect that working capital and capital expenditure requirements may increase if product sales increase, creating larger customer receivable balances, the need to build inventory in advance of shipment and the need for increased levels of test and management information systems equipment. At March 31, 2003, we had cash and cash equivalents of $30.1 million, short-term marketable securities of $47 million, and long-term marketable securities of $35.6 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our normal operating and capital requirements for the next 24 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities will be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management’s plans and objectives for future operations, as well as statements regarding the strategy and plans of Avici. Avici’s actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference include the limited number of customers; continuing acceptance of Avici’s products and product enhancements; customer purchasing patterns and commitments; the size, timing and recognition of revenue from customers; Avici’s ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and Avici’s ability to predict and respond to market developments; the failure to keep pace with the rapidly changing requirements of our customers; Avici’s ability to attract and retain key personnel; the development and expansion of Avici’s direct sales force and/or other distributor channels; risks associated with management of growth; Avici’s ability to obtain component parts; Avici being held liable for defects or errors in our products; Avici’s failure to comply with the listing requirements of the Nasdaq National Market System; the effects of the reverse stock split; the expense of defending and the outcome of pending and future shareholder litigation; as well as risks of a further downturn in economic conditions generally, and in the telecommunications industry specifically, and risks associated with competition and competitive pricing pressures. For a more detailed description of the risk factors associated with Avici, please refer to Avici’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. Avici adopted this statement in the first quarter of 2003 and it did not have a material impact on Avici’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the accounting for costs associated with restructuring activities and other disposal activities. This statement supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Avici adopted this statement in the first quarter of 2003 and it did not have a material impact on Avici’s consolidated financial position or results of operations.

In November 2002, the Financial Account Standards Board issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. Avici adopted FIN 45 in the first quarter of 2003 and it did not have a material impact on Avici’s consolidated financial position or results of operations.

In January 2003, the Financial Account Standards Board issued Interpretation No. 46 (FIN No. 46), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. During the first quarter of 2003 Avici did not create a variable interest entity or obtain an interest in a variable interest entity. Avici does not expect that the adoption of FIN No. 46 will have a material effect on its consolidated financial statements.

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

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2003, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

Exchange Rate Sensitivity

We presently operate primarily in the United States, and sales to date have been primarily made in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

Avici has no off balance sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The principal executive officer and principal financial officer have evaluated the effectiveness of Avici’s disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation they conclude that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal controls

There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In addition to claims in the normal course of business, twelve purported securities class action lawsuits are currently pending against Avici and one or more of Avici’s underwriters in Avici’s initial public offering, and certain officers and directors of Avici. The lawsuits allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Southern District of New York as: Felzen, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3363; Lefkowitz, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3541; Lewis, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3698; Mandel, et. al v. Avici Systems Inc., et al., C.A. No. 01-CV-3713; Minai, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3870; Steinberg, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3983;Pelissier, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4204; Esther, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4352; Zhous, et al. v. Avici Systems Inc. et al., C.A. No. 01-CV-4494; Mammen, et al. v. Avici Systems Inc., et. al., C.A. No. 01-CV-5722; Lin, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-5674; and Shives, et al. v. Banc of America Securities, et al., C.A. No. 01-CV-4956. These lawsuits seek unspecified damages and allege, among other things, that the underwriters of Avici’s initial public offering (IPO) improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of Avici’s stock in the aftermarket as conditions of receiving shares in Avici’s IPO. The lawsuits further claim that these supposed practices of the underwriters should have been disclosed in Avici’s IPO prospectus and registration statement. In addition to the cases against Avici, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the cases against Avici have all been transferred to a single federal district judge for purposes of case management. Avici and its officers and directors believe that the claims against Avici lack merit, and intends to defend the litigation vigorously. In that regard, on July 15, 2002, Avici, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)	List of Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Avici (previously filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No.333-37316) and incorporated herein by reference)

3.2

Certificate of Amendment of Fourth Restated Certificate of Incorporation of Avici (previously filed as Exhibit 3.2 to the Form 10-K of Avici for the fiscal year ended December 31, 2002 and incorporated herein by reference)

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock of Avici (previously filed as Exhibit 3.3 to the Form 10-K of Avici for the fiscal year ended December 31, 2002 and incorporated herein by reference)

3.4

Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock of Avici (previously filed as Exhibit 3.4 to the Form 10-K of Avici for the fiscal year ended December 31, 2002 and incorporated herein by reference)

3.5	Amended and Restated By-laws of Avici (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

4.1

Specimen certificate representing the Registrant’s Common Stock (previously filed as Exhibit 4.1 to the Form 10-K of Avici for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.1	Offer letter, dated March 28, 2003, from Avici to Chris Koeneman

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Avici filed a Report on Form 8-K dated March 28, 2003 to furnish a press release whereby Avici announced that it filed its Annual Report on Form 10-K for its year ended December 31, 2002 and that Avici had revised its 2002 quarterly and full year charges related to non-cash stock based compensation expense, and accordingly, had reduced its GAAP net loss and net loss per share. Avici also announced that the revision had no effect on Avici’s previously announced cash balances or shareholders’ equity.

Avici filed a Report on Form 8-K dated April 24, 2003 to furnish a press release whereby Avici provided its first quarter financial results and announced that it planned to hold a conference call regarding its financial results for the quarter ended March, 31, 2003 on April 24, 2003. Avici also furnished a description of its use of Non-GAAP financial information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVICI SYSTEMS INC.

Date May 14, 2003	By:	/s/ PAUL F. BRAUNEIS
Paul F. Brauneis Chief Financial Officer, Treasurer, Senior Vice President of Finance and Administration, and Principal Accounting Officer

CERTIFICATIONS

I, Steven B. Kaufman, President and Chief Executive Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Avici Systems Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/  Steven B. Kaufman

Steven B. Kaufman

President and Chief Executive Officer

May 14, 2003

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:  /s/  Paul F. Brauneis

Paul F. Brauneis

Chief Financial Officer, Senior Vice President

of Finance and Administration and Treasurer

May 14, 2003

Exhibit index

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Avici (previously filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No.333-37316) and incorporated herein by reference)

3.2

Certificate of Amendment of Fourth Restated Certificate of Incorporation of Avici (previously filed as Exhibit 3.2 to the Form 10-K of Avici for the fiscal year ended December 31, 2002 and incorporated herein by reference)

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock of Avici (previously filed as Exhibit 3.3 to the Form 10-K of Avici for the fiscal year ended December 31, 2002 and incorporated herein by reference)

3.4

Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock of Avici (previously filed as Exhibit 3.4 to the Form 10-K of Avici for the fiscal year ended December 31, 2002 and incorporated herein by reference)

3.5	Amended and Restated By-laws of Avici (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

4.1

Specimen certificate representing the Registrant’s Common Stock (previously filed as Exhibit 4.1 to the Form 10-K of Avici for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.1	Offer letter, dated March 28, 2003, from Avici to Chris Koeneman

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002