Form 10-Q
period 2003-06-30
AVICI SYSTEMS INC
filed 2003-08-13
CIK 1094895

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

Indicate by check ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐     No ☑

At August 11, 2003, 12,231,149 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

AVICI SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

*No information provided due to inapplicability of item.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AVICI SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, Except Share and per share amounts)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$24,297	$28,707
Marketable securities	38,771	54,125
Trade accounts receivable, net	8,720	2,593
Inventories, net	887	1,147
Prepaid expenses and other current assets	908	1,364

Total current assets	73,583	87,936
Property and equipment, net	18,806	27,438
Long-term marketable securities	40,477	42,257
Restricted cash	523	523

Total assets	$133,389	$158,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of capital lease obligations	$287	$707
Accounts payable	6,172	4,484
Accrued payroll and payroll-related costs	3,756	2,890
Accrued restructuring costs	750	1,262
Accrued supplier commitments	539	957
Accrued other	2,625	2,938
Deferred revenue	6,849	9,973

Total current liabilities	20,978	23,211

Long-term obligations, less current maturities	—	46

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized – 5,000,000 shares	—	—
Issued and outstanding—none
Common stock, $0.0001 par value:
Authorized – 250,000,000 shares
Issued– 12,656,382 shares at June 30, 2003 and 12,630,371 shares at December 31, 2002	1	1
Additional paid-in capital	458,565	458,729
Common stock warrants	12,200	12,200
Subscription receivable	(2,500)	(2,500)
Treasury Stock, at cost-398,801 shares at June 30, 2003 and 190,600 shares at December 31, 2002	(1,615)	(681)
Deferred compensation	(1,640)	(4,265)
Accumulated deficit	(352,600)	(328,587)

Total stockholders’ equity	112,411	134,897

Total liabilities and stockholders’ equity	$133,389	$158,154

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
		Revised See Note 1		Revised See Note 1
Revenue
Product	$8,827	$8,222	$15,490	$16,658
Service	1,020	1,122	1,947	1,913

Total gross revenue	9,847	9,344	17,437	18,571
Common stock warrant discount-Product	(817)	(816)	(1,634)	(1,633)

Net revenue	9,030	8,528	15,803	16,938

Cost of revenue—product Cost of revenue – service	2,899 737	3,345 453	6,160 1,499	8,804 896

Total cost of revenue	3,636	3,798	7,659	9,700

Gross margin	5,394	4,730	8,144	7,238

Operating Expenses:
Research and development (1)	12,725	14,178	24,066	28,591
Sales and marketing (1)	2,671	3,811	5,472	7,507
General and administrative (1)	1,588	1,968	3,129	3,848
Stock-based compensation	286	1,116	738	2,460

Total operating expenses	17,270	21,073	33,405	42,406

Loss from operations	(11,876)	(16,343)	(25,261)	(35,168)
Interest income, net	563	1,038	1,248	2,140
Other income	—	285	—	285

Net loss	$(11,313)	$(15,020)	$(24,013)	$(32,743)

Net loss per share:
Basic and diluted	$(0.92)	$(1.21)	$(1.95)	$(2.63)

Weighted Average Common Shares Used in Computing Net Loss per Share:
Basic and diluted	12,269,962	12,455,082	12,305,437	12,447,007

(1) Excludes noncash, stock-based compensation, as follows:
Research and development	$159	$669	435	$1,498
Sales and marketing	73	222	161	478
General and administrative	54	225	142	484

	$286	$1,116	$738	$2,460

See accompanying notes.

Avici Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
		Revised See Note 1
Cash Flows from Operating Activities:
Net loss	$(24,013)	$(32,743)
Adjustments to reconcile net loss to net cash used in operating activities –
Depreciation and amortization	11,501	11,908
Compensation expense associated with issuance of common stock warrants	1,634	1,633
Compensation expense associated with issuance of stock options to employees and consultants	738	2,460
Gain on disposal of property and equipment	—	(285)
Changes in current assets and liabilities:
Trade accounts receivable	(6,127)	(4,372)
Inventories	260	5,018
Prepaid expenses and other current assets	456	242
Accounts payable	1,688	(563)
Accrued payroll and payroll related	866	—
Accrued restructuring costs	(512)	—
Accrued supplier commitments	(418)	(2,155)
Accrued other	(318)	210
Deferred revenue	(3,124)	(5)

Cash used in operating activities	(17,369)	(18,652)

Cash Flows from Investing Activities:
Maturity (purchase) of marketable securities, net	17,134	(11,153)
Purchases of property and equipment	(2,869)	(6,406)
Proceeds from sale of equipment	—	365

Cash provided by (used in) investing activities	14,265	(17,194)

Cash Flows from Financing Activities:
Proceeds from employee stock plans Repurchase of stock	94 (934)	236 —
Payments on capital lease obligations	(466)	(1,439)

Cash used in financing activities	(1,306)	(1,203)

Net decrease in Cash and Cash Equivalents	(4,410)	(37,049)
Cash and Cash Equivalents, beginning of period	28,707	128,935

Cash and Cash Equivalents, end of period	$24,297	$91,886

See accompanying notes.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands)

NOTE 1.    BASIS OF PRESENTATION

The financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (“Avici” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of Avici, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2003 and December 31, 2002 and the operating results and cash flows for the periods ended June 30, 2003 and 2002. These consolidated financial statements and notes should be read in conjunction with Avici’s consolidated audited financial statements and notes thereto for the year ended December 31, 2002, which appear in Avici’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements as of that date.

For the year ended December 31, 2002, Avici’s service revenue as a percent of total revenue, exceeded 10% and accordingly, in its 2002 Annual Report on Form 10-K Avici began to separately report gross revenue and cost of sales for product and service on the face of the statements of operations for all periods presented. Product and service revenue and related cost of sales for product and service have been reclassified in the statement of operations in this report on Form 10-Q for the three and six months ended June 30, 2002 to conform to the revised presentation.

In addition, as further disclosed in Avici’s 2002 Annual Report on Form 10-K the net loss and net loss per share amounts for the three and six months ended June 30, 2002 were also adjusted to reflect a decrease in stock based compensation expense relating to certain employee terminations as follows:

	Three months ended June 30, 2002		Six months ended June 30, 2002
	Net loss	Basic and diluted net loss per share	Net loss	Basic and diluted net loss per share
As originally reported	$(15,546)	$(1.25)	$(33,988)	$(2.73)
Reduction in stock based compensation	526	0.04	1,245	0.10

Revised	$(15,020)	$(1.21)	$(32,743)	$(2.63)

On November 8, 2002, the stockholders of Avici approved a reverse stock split whereby every four (4) shares of common stock were combined into one (1) share of common stock. All 2002 common share and per common share amounts have been adjusted to reflect the reverse stock split.

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2003.

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

(b) Cost of Revenue – Service

Cost of Revenue – Service includes internal costs associated with providing customer support and maintenance services. As personnel responsible for providing such services are also engaged in other activities such as sales and marketing and product development, Avici aggregates certain costs, including payroll, fringe, overhead and depreciation, and allocates a portion of those costs to Cost of Revenue – Service. Such allocation is based on an estimation of time devoted towards supporting the service programs, which Avici believes to be reasonable.

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

Balance at December 31, 2002	$985
Warranties issued during the period	555
Settlements made during the period	(443)

Balance at June 30, 2003	$1,097

(d) Cash and Cash Equivalents and Marketable Securities

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

Cash, cash equivalents and marketable securities consist of the following:

	June 30, 2003	December 31, 2002
Cash and cash equivalents	$24,297	$28,707
Marketable securities	38,771	54,125

Subtotal	63,068	82,832
Long-term marketable securities	40,477	42,257

	$103,545	$125,089

(e) Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, including certain allocations of costs, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30, 2003	December 31, 2002
Finished goods	$777	$871
Raw materials	110	276

	$887	$1,147

Avici regularly reviews inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand for the next twelve months.

(g) Net Loss per Share

Basic and diluted net loss per common share was determined by dividing net loss available for common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock options have been excluded, as they are considered antidilutive.

(h) Comprehensive Income

During all periods presented, Avici did not have any items of comprehensive income (loss) other than reported net loss.

(i) Stock-Based Compensation

Avici accounts for stock-based compensation for employees under APB Opinion No. 25 and elected the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information.

If compensation cost had been determined for stock option grants to employees based on the provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB No.123,” the effect on net loss and net loss per share would have been as follows:

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
		Revised See Note 1		Revised See Note 1
Net loss, as reported	$(11,313)	$(15,020)	$(24,013)	$(32,743)
Deduct: Stock-based employee compensation expense included in reported net loss	286	1,116	738	2,460
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(1,893)	(3,348)	(3,481)	(5,141)

Pro forma net loss	$(12,920)	$(17,252)	$(26,756)	$(35,424)

Basic and diluted net loss per share:
As reported	$(0.92)	$(1.21)	$(1.95)	$(2.63)
Pro forma	$(1.05)	$(1.40)	$(2.15)	$(2.85)

(j) Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. Avici adopted this statement in the first quarter of 2003 and it did not have a material impact on Avici’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities,” which addresses the accounting for costs associated with restructuring activities and other disposal activities. This statement supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Avici adopted this statement in the first quarter of 2003 and it did not have a material impact on Avici’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which addresses the standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Avici will adopt this statement in the third quarter of 2003 and does not expect that the adoption of SFAS 150 will have a material effect on its consolidated financial position or results of operations.

In November 2002, the Financial Account Standards Board issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. Avici adopted FIN 45 in the first quarter of 2003 and it did not have a material impact on Avici’s consolidated financial position or results of operations.

In January 2003, the Financial Account Standards Board issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. During the first six months of 2003 Avici did not create a variable interest entity or obtain an interest in a variable interest entity. Avici does not expect that the adoption of FIN No. 46 will have a material effect on its consolidated financial statements.

NOTE 3.    STOCKHOLDERS’ EQUITY

(a) Common Stock Warrant Discount

In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), Avici issued a warrant to a customer to purchase 212,500 shares of Avici’s common stock at a per-share exercise price of $110.92. The Agreement between Avici and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from Avici. The warrant is nonforfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated to be $9.8 million using the Black-Scholes valuation model, and has been deferred as a reduction to equity and is being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement. As of June 30, 2003, $9.0 million has been amortized.

(b) Stock Repurchase Program

During the third quarter of 2002, the Board of Directors authorized a share repurchase program, in effect for a one year period, to acquire up to 1.5 million shares (after giving affect to a one-for-four reverse stock split effective November 8, 2002) of Avici’s common stock in the open market at times and prices considered appropriate by Avici. The share buyback program was initiated during the fourth quarter of 2002, and Avici purchased 208,201 shares at an aggregate cost of approximately $933,000 during the first six months of 2003. From the inception of the program Avici purchased 398,801 shares at an aggregate cost of approximately $1.6 million. The share repurchase program may be suspended at any time and from time to time without prior notice.

NOTE 4.    RESTRUCTURING AND OTHER CHARGES

Avici implemented restructuring programs during the third and fourth quarters of 2001 and during the third quarter of 2002, designed to decrease operating expenses and align resources with future growth opportunities. As a result of these programs Avici recorded a net charge of $1.1 million in 2001 and $0.9 million in 2002.

The 2001 restructuring programs included workforce reductions totaling 95 employees, or approximately 24% of the then current workforce. As a result of the 2002 restructuring program, Avici reduced workforce by an additional 75 employees, or 24% of the then current workforce. The affected employees received severance and other benefits pursuant to a benefits program. Avici recorded charges totaling $0.9 million for termination benefits in 2001, and an additional $0.9 million for termination benefits in 2002. These charges were before the reversal of non cash stock based compensation expense associated with forfeited options of $1.5 million and $1.0 million for the 2001 and 2002 restructuring programs, respectively. Termination benefits relating to the 2001 workforce reductions were fully paid as of the end of the first quarter of 2002. Termination benefits relating to the 2002 workforce reductions were substantially paid as of the end of the second quarter of 2003. During the first six months of 2003, $0.1 million of termination benefits relating to the 2002 workforce reductions were paid.

In addition to the workforce reductions, Avici recorded a charge of $1.7 million in 2001, and $1.1 million in 2002, to dispose redundant assets and to accrue lease payments associated with excess facility. During the first six months of 2003, Avici paid $0.1 million and $0.4 million in lease payments relating to the 2001 and 2002 restructuring programs, respectively. Restructuring reserves for future lease payments was $0.8 million at June 30, 2003.

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

During the second quarter of 2003 Avici utilized $1.4 million of inventory previously reserved. The utilization of $1.4 million includes $0.8 million relating to inventory reserved during the third quarter of 2001. Although further utilization of previously reserved inventory cannot be estimated or assumed in future periods, in the event Avici is able to utilize inventory on hand that was previously reserved, Avici will recognize credits to product cost of revenue.

During the second and third quarters of 2002, Avici also recorded credits to product cost of revenue for the utilization of an aggregate of approximately $2.5 million of inventory deemed to be in excess of foreseeable requirements during the third quarter of 2001. The credit is the result of refunds of $1.6 million earned by Avici from a supplier relating to its use of certain excess inventory, the utilization of $0.7 million of inventory previously reserved, and a negotiated settlement relating to future purchase commitments of $0.2 million less than originally estimated.

NOTE 5. LITIGATION

In addition to claims in the normal course of business, twelve purported securities class action lawsuits were filed against Avici and one or more of Avici’s underwriters in Avici’s initial public offering, and certain officers and directors of Avici. The lawsuits alleged violations of the federal securities laws and were docketed in the U.S. District Court for the Southern District of New York (the “Court”) as: Felzen, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3363; Lefkowitz, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3541; Lewis, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3698; Mandel, et. al v. Avici Systems Inc., et al., C.A. No. 01-CV-3713; Minai, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3870; Steinberg, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3983; Pelissier, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4204; Esther, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4352; Zhous, et al. v. Avici Systems Inc. et al., C.A. No. 01-CV-4494; Mammen, et al. v. Avici Systems Inc., et. al., C.A. No. 01-CV-5722; Lin, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-5674; and Shives, et al. v. Banc of America Securities, et al., C.A. No. 01-CV-4956. On April 19, 2002, a consolidated amended class action complaint (the “Complaint”), which superseded these twelve purported securities class action lawsuits, was filed in the Court. The Complaint is captioned “In re Avici Systems, Inc. Initial Public Offering Securities Litigation” (21 MC 92, 01 Civ. 3363 (SAS)) and names as defendants Avici, certain of the underwriters of Avici’s initial public offering, and certain of Avici’s officers and directors. The Complaint, which seeks unspecified damages, alleges violations of the federal securities laws, including among other things, that the underwriters of Avici’s initial public offering (“IPO”) improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of Avici’s stock in the aftermarket as conditions of receiving shares in Avici’s IPO. The Complaint further claims that these supposed practices of the underwriters should have been disclosed in Avici’s IPO prospectus and registration statement. In addition to the Complaint against Avici, various other plaintiffs have filed approximately 1,000 other substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against Avici have all been transferred to a single federal district judge for purposes of case management. Avici and its officers and directors believe that the claims against Avici lack merit, and have defended the litigation vigorously. In that regard, on July 15, 2002, Avici, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants.

On October 9, 2002, the Court dismissed without prejudice all claims against the individual current and former officers and directors who were named as defendants in our litigation, and they are no longer parties to the lawsuit. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the issuer defendants and separate motions to dismiss filed by the underwriter defendants. In that ruling, the Court granted in part and denied in part those motions. As to the claims brought against Avici under the antifraud provisions of the securities laws, the Court dismissed all of these claims with prejudice, and refused to allow the plaintiffs an opportunity to re-plead these claims against Avici. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss these claims as to Avici and as to substantially all of the other issuer defendants as well. The Court also denied the underwriter defendants’ motion to dismiss in all respects.

In June 2003, Avici elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against Avici and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, Avici and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. Avici expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, Avici intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, Avici believes that the underwriters may have an obligation to indemnify Avici for the legal fees and other costs of defending this suit and that Avici’s directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. While Avici can make no promises or guarantees as to the outcome of these proceedings, Avici believes that the final result of these actions will have no material effect on Avici’s consolidated financial condition, results of operations or cash flows.

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

Since our inception, we have incurred significant losses. As of June 30, 2003, we had an accumulated deficit of $352.6 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICs, and software, and system testing the Avici Terabit Switch Router (TSR®). Revenue was first recognized during the first quarter of 2000. Since then we have also built our administrative, marketing, sales, customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur significant operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. During 2001 and 2002 we took actions to realign our cost structure in reaction to industry conditions. We expect to incur increasing sales and marketing, research and development and general and administrative expenses as our business expands. As a result, we will need to generate significant revenues to achieve and maintain profitability.

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

Revenues

We expect that in the foreseeable future, substantially all of our revenue will continue to depend on sales of our TSR, SSR, and QSR to current customers and a limited number of potential new customers. We also expect to generate revenue through distribution and OEM partnering arrangements. Generally, these customers and partners are not contractually committed to purchase any minimum quantities of products from us.

The TSR has been deployed by AT&T Corp. (AT&T), and we have entered into a three year procurement agreement with AT&T which continues until December 2003 and thereafter unless terminated by either party. The agreement describes the conditions under which AT&T may acquire equipment from us. The agreement has no minimum purchase commitment associated with it.

The SSR has been deployed by Qwest Communications (Qwest). Our procurement agreement with Qwest provided for an undisclosed minimum purchase commitment, which was met in 2002 and has no further purchase commitment associated with it. The agreement continued through July 2003 and, by its terms, has been automatically renewed for an additional one year term.

Avici has amended its procurement agreement with WilTel Communications Group, formerly known as Williams Communications (WilTel) and extended its term through December 2003. The amended agreement provided for a cash payment of $8.5 million, which we received in December 2001 representing $2.7 million for product deliveries made in the fourth quarter of 2001, and $5.8 million in lieu of remaining purchase commitments in the original agreement totaling $25 million. The $5.8 million was deferred and available as a credit at varying rates against future purchases through 2003. During the first quarter of 2003 approximately $1.5 million was utilized, and the remaining $4.3 million is included in the consolidated balance sheet in deferred revenue at June 30, 2003. Any unused credits will be recorded as income upon expiration.

In the second quarter of 2003, we entered into an OEM arrangement with Huawei Technologies (Huawei). The agreement describes the terms and conditions under which Huawei may acquire equipment from us for sales and distribution in China. The agreement has no minimum purchase commitment associated with it.

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

Restructuring Charges

From the first quarter of fiscal 2000 through the second quarter of fiscal 2001 our net revenues increased sequentially each quarter. However, our gross revenue decreased 52% from the second quarter to third quarter of fiscal 2001 due to unfavorable economic conditions followed by a significant decrease in capital spending by telecommunications service providers. In response to these conditions, we implemented restructuring programs during the third and fourth quarters of 2001 and during the third quarter of 2002, designed to decrease operating expenses and align resources with future growth opportunities. As a result of these programs we recorded a net charge of $1.1 million in 2001 and $0.9 million in 2002.

The 2001 restructuring programs included workforce reductions totaling 95 employees, or approximately 24% of the then current workforce. As a result of the 2002 restructuring program, we reduced workforce by an additional 75 employees, or 24% of the then current workforce. The affected employees received severance and other benefits pursuant to a benefits program. We recorded charges totaling $0.9 million for termination benefits in 2001, and an additional $0.9 million for termination benefits in 2002. These charges were before the reversal of non cash stock based compensation expense associated with forfeited options of $1.5 million and $1.0 million for the 2001 and 2002 restructuring programs, respectively. Termination benefits relating to the 2001 workforce reductions were fully paid as of the end of the first quarter of 2002. Termination benefits relating to the 2002 workforce reductions were substantially paid as of the end of the second quarter of 2003. During the first six months of 2003, $0.1 million of termination benefits relating to the 2002 workforce reductions were paid.

In addition to the workforce reductions, we recorded a charge of $1.7 million in 2001, and $1.1 million in 2002, to dispose redundant assets and to accrue lease payments associated with excess facility. During the first six months of 2003, we paid $0.1 million and $0.4 million in lease payments relating to the 2001 and 2002 restructuring programs, respectively. Restructuring reserves for future lease payments was $0.8 million at June 30, 2003.

Additionally, in the third quarter of 2001 we recorded a charge of $17.2 million as an element of product cost of revenue to reflect a write down of inventories and inventory commitments for long lead-time items that were considered to be in excess of the then foreseeable demand. The charge included commitments to suppliers including ASICs, module components, and TSR bay components totaling approximately $9.6 million and inventory components and finished goods on hand relating to the TSR product, totaling approximately $7.6 million which were identified as in excess of the then forecasted demand for the next 12 months. Since the end of the third quarter of fiscal 2001, we had paid approximately $9.4 million to settle inventory commitments with suppliers, and have discarded approximately $6.3 million of the excess inventory on hand.

During the second quarter of 2003 we utilized $1.4 million of inventory previously reserved. The utilization of $1.4 million includes $0.8 million relating to inventory reserved during the third quarter of 2001. Although further utilization of previously reserved inventory cannot be estimated or assumed in future periods, in the event we are able to utilize inventory on hand that were previously reserved, we will recognize credits to product cost of revenue.

During the second and third quarters of 2002, we also recorded credits to product cost of revenue for the utilization of an aggregate of approximately $2.5 million of inventory deemed to be in excess of foreseeable requirements during the third quarter of 2001. The credit is the result of refunds of $1.6 million earned by us from a supplier relating to its use of certain excess inventory, the utilization of $0.7 million of inventory previously reserved, and a negotiated settlement relating to future purchase commitments of $0.2 million less than originally estimated.

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

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related employee costs, sales commissions, travel, public relations, training and other costs associated with marketing material and tradeshows. As a result of the restructuring actions taken in 2001 and 2002, annual sales and marketing expenses have decreased. Longer term, we expect annual sales and marketing expenses will increase in absolute dollars as demand for our products increases and we broaden our sales infrastructure, including the addition of distribution and OEM partnering arrangements, establish sales offices in new domestic and international locations and initiate new marketing programs.

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

Common Stock Warrants

In December 2000, in connection with the execution of a nonexclusive systems and services agreement, we issued a warrant to AT&T to purchase 212,500 shares of our common stock at a per-share exercise price of $110.92. The agreement between AT&T and us provides AT&T with the ability, but not the obligation, to purchase equipment and services from us. The warrant cannot be forfeited and is fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant, calculated using the Black-Scholes valuation model, was determined to be $9.8 million. The fair value of the warrant has been deferred as a reduction to equity and is currently being amortized as an offset to gross revenue on a straight-line basis over the three-year term of the agreement. As of June 30, 2003, approximately $9.0 million in the aggregate has been amortized. The remaining balance of approximately $0.8 million will be amortized against revenue over the third quarter of 2003.

Stock-based Compensation

During the years ended December 31, 2001, and 2000, we recorded non-cash deferred compensation of approximately $1.2 million, and $34.7 million, respectively as an element of stockholders’ equity. These amounts represent the aggregate difference between the deemed fair value of our common stock and the exercise price of stock options and restricted stock granted and the selling price of stock sold. The deferred compensation is being recognized as an expense over the vesting period of the stock options and restricted stock. As of June 30, 2003, the balance of approximately $0.8 million relating to the stock options and restricted stock issued, will be amortized over the remainder of 2003 and during the year ending December 31, 2004.

Critical Accounting Policies

We consider the following accounting policies related to revenue recognition, inventory valuation, warranty liabilities, Cost of Revenue-Service and long-lived assets to be critical accounting policies due to the estimation processes involved in each.

Revenue Recognition:    We recognize revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, we recognize revenue when those uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). We use the residual method when VSOE does not exist for one of the delivered elements in an arrangement. We also generate revenue from support and maintenance as well as installation and service. We defer revenue from support and maintenance contracts and recognize it ratably over the period of the related agreements. We recognize revenue from installation and other services as the work is performed. In the event Avici is unable to meet one or all of the above criteria on a timely basis, revenue recognized for any reporting period could be adversely affected.

Inventory Valuation:    We value our inventory at the lower of the actual cost to purchase or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for potentially excess and obsolete inventory based primarily on our estimated forecast of product demand for the next twelve months. As demonstrated during 2001, demand for our products can fluctuate suddenly and significantly due to changes in economic and business conditions. A significant increase in demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory on hand and at suppliers. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory on hand and at suppliers. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Warranty Liabilities:    Our warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. We record an estimate for warranty related costs at time of sale based on our actual historical return rates and repair costs. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee we will continue to experience the same levels of warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.

Cost of Revenue – Service:    Cost of Revenue – Service includes internal costs associated with providing customer support and maintenance services. As personnel responsible for providing such services are also engaged in other activities such as sales and marketing and product development, we aggregate certain costs including payroll, fringe, overhead and depreciation and allocate a portion of those costs to Cost of Revenue – Service. Such allocation is based on an estimation of time devoted towards supporting the service programs, which we believe to be reasonable.

Long-lived Assets:    We review property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate over the remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Although we have recognized no material impairment adjustments related to our property, plant, and equipment, except those made in conjunction with restructuring actions, deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

Results of Operations

Net Revenue:    Net revenue increased $0.5 million to $9.0 million for the second quarter of 2003 from $8.5 million for the second quarter of 2002. Net revenue decreased $1.1 million to $15.8 million for the first six months in 2003 from $16.9 million for the same period in 2002. The increase in the second quarter of 2003 was primarily due to an increase in our product volume. The decrease in revenue during the first six months in 2003 was a result of reduced capital spending by telecommunications service providers in the first quarter of 2003, resulting in a decrease in our product volume. Service revenue decreased $0.1 million to $1.0 million for the second quarter of 2003 from $1.1 million for the second quarter of 2002. Service revenue remained flat at $1.9 million for the first six months in 2003 as compared to the same period in 2002. Net revenue is recorded net of common stock warrant discount, a non-cash charge, which totaled $0.8 million for the second quarter of 2003 and 2002 and $1.6 million for the first six months of 2003 and 2002. One customer accounted for more than 10% of net revenue for the second quarter of 2003 and two customers accounted for more than 10% of net revenue for the same period in 2002. Two customers accounted for more than 10% of revenue for the first six months in 2003 and for the same period in 2002.

Cost of Revenue:    Total cost of revenue decreased $0.2 million to $3.6 million for the second quarter of 2003 from $3.8 million for the second quarter of 2002. Total cost of revenue decreased $2.0 million to $7.7 million for the first six months of 2003 from $9.7 million for the same period in 2002. Product cost of revenue was 36% and 45% of product net revenue for the second quarter of 2003 and 2002, respectively. Product cost of revenue was 45% and 59% of product net revenue for the first six months of 2003 and 2002, respectively. Product cost of revenue for the second quarter and the first six months of 2003 and for the second quarter and the first six months of 2002 is net of the credits for the utilization of previously reserved inventory of $1.4 million and $1.7 million respectively. The lower percentage in the second quarter of 2003 and in the first six months of 2003 is primarily the result of product mix as well as cost reductions achieved with key suppliers and reductions of fixed costs. Service cost of revenue was 72% and 40% of service revenue for the second quarter of 2003 and 2002, respectively. Service cost of revenue was 77% and 47% of service revenue for the first six months of 2003 and 2002, respectively. The higher percentage in the second quarter of 2003 and in the first six months of 2003 is primarily the result of increased service infrastructure aligned with current installed base.

Research and Development:    Research and development expenses decreased $1.5 million to $12.7 million for the second quarter of 2003 from $14.2 million for the second quarter of 2002. Research and development expenses decreased $4.5 million to $24.1 million for the first six months in 2003 from $28.6 million for the same period in 2002. The decrease in the second quarter of 2003 and in the first six months of 2003 was primarily due to a reduction in personnel related costs as a result of restructuring programs implemented, lower project related costs and other discretionary spending, partially offset by increase in outside contract services.

Sales and Marketing:    Sales and marketing expenses decreased $1.1 million to $2.7 million for the second quarter of 2003 from $3.8 million for the second quarter of 2002. Sales and marketing expenses decreased $2.0 million to $5.5 million for the first six months in 2003 from $7.5 million for the same period in 2002. The decrease in the second quarter of 2003 and in the first six months of 2003 was primarily due to a reduction in personnel related costs as a result of restructuring programs implemented, lower travel related costs and selective participation in marketing programs.

General and Administrative:    General and administrative expenses decreased $0.4 million to $1.6 million for the second quarter of 2003 from $2.0 million for the second quarter of 2002. General and administrative expenses decreased $0.7 million to $3.1 million for the first six months in 2003 from $3.8 million for the same period in 2002. The decrease in the second quarter of 2003 and in the first six months of 2003 was primarily due to a reduction in personnel related costs as a result of restructuring programs implemented and other spending decreases.

Stock-Based Compensation:    Stock-based compensation decreased $0.8 million to $0.3 million for the second quarter of 2003 from $1.1 million for the second quarter of 2002. Stock-based compensation decreased $1.8 million to $0.7 million for the first six months in 2003 from $2.5 million for the same period in 2002. The decrease in the second quarter of 2003 and in the first six months of 2003 is primarily the result of certain option grants reaching full vesting and the related compensation becoming fully amortized, as well as the elimination of stock based compensation due to employee terminations.

Interest Income, net:    Interest income decreased $0.5 million to $0.6 million for the second quarter of 2003 from $1.1 million for the second quarter of 2002. Interest income decreased $0.9 million to $1.2 million for the first six months in 2003 from $2.1 million for the same period in 2002. The decrease in the second quarter of 2003 and in the first six months of 2003 is primarily due to the decrease in invested cash balances resulting from the use of cash to fund the operations and lower investment yields available in the market.

Other Income:    During the second quarter of 2002, the Company recorded a gain of $0.3 million relating to the excess of insurance proceeds at replacement value over the net book value of certain information technology equipment damaged during the first quarter of 2002.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, equipment lease financing. From inception through June 30, 2003, we raised approximately $410.3 million from these equity offerings. During the first six months of 2003, we used $17.4 million in cash for operating activities, compared to $18.7 million used in the first six months of 2002. The decrease in cash usage in the 2003 period as compared to the 2002 period is a result of reduced operating losses due to restructuring programs implemented, partially offset by an increase in working capital. We expect working capital requirements will increase further if product sales increase, creating larger customer receivable balances and the need to build inventory in advance of shipment. In addition, we will selectively invest in infrastructure costs needed to support the scale of operations. We also anticipate the accrual for excess facility costs of $0.8 million to be substantially paid by the end of 2003.

Purchases of property and equipment were $2.9 million for the first six months of 2003 as compared to $6.4 million for the same period in 2002. Purchases of property and equipment decreased in the 2003 period, as compared to the 2002 period, as we focused investments in the 2003 period towards purchases of laboratory equipment and software required to support priority research and development projects, and to maintain and enhance the customer support infrastructure. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect that capital expenditures will be between $4 million and $5 million during the remaining two quarters in 2003.

At June 30, 2003, future minimum lease payments under non-cancelable operating leases were comprised as follows: $0.8 million for the remaining six months in 2003, $1.3 million for 2004, $1.1 million for 2005, $1.1 million for 2006 and $0.7 million in 2007. We financed $1.7 million during the year ended December 31, 2000 through capital lease arrangements. At June 30, 2003, future minimum lease payments under non-cancelable capital leases were comprised as follows: $0.2 million for the remaining six months in 2003 and $0.1 million in 2004.

We outsource the manufacture and assembly of our products. During the normal course of business, in order to maintain competitive lead times for customers and adequate components supply, we enter into agreements with certain suppliers to procure inventory based upon criteria defined by us. As of June 30, 2003, we were committed to purchase approximately $2.2 million of inventory over the next 12 months.

Other than obligations under capital leases, minimum payments under operating leases and certain commitments to vendors for long lead-time inventory items, Avici has no additional debt recorded in the financial statements or for which it is a guarantor.

During the third quarter of 2002, our Board of Directors authorized a share repurchase program, in effect for a one year period, to acquire up to 1.5 million shares (after giving affect to a one-for-four reverse stock split effective November 8, 2002) of our common stock in the open market at times and prices considered appropriate by us. The share buyback program was initiated during the fourth quarter of 2002, and Avici purchased 208,201 shares at an aggregate cost of approximately $933,000 during the first six months of 2003. From the inception of the program Avici purchased 398,801 shares at an aggregate cost of approximately $1.6 million. The share repurchase program may be suspended at any time and from time to time without prior notice.

We expect that working capital and capital expenditure requirements may increase if product sales increase, creating larger customer receivable balances, the need to build inventory in advance of shipment and the need for increased levels of test and management information systems equipment. At June 30, 2003, we had cash and cash equivalents of $24.3 million, short-term marketable securities of $38.8 million, and long-term marketable securities of $40.5 million, totaling $103.6 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our normal operating and capital requirements for the next 24 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management’s plans and objectives for future operations, as well as statements regarding the strategy and plans of Avici. Avici’s actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference include the limited number of customers; continuing acceptance of Avici’s products and product enhancements; customer purchasing patterns and commitments; the size, timing and recognition of revenue from customers; Avici’s ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and Avici’s ability to predict and respond to market developments; the failure to keep pace with the rapidly changing requirements of our customers; Avici’s ability to attract and retain key personnel; the development and expansion of Avici’s direct sales force and/or other distributor channels; risks associated with management of growth; Avici’s ability to obtain component parts; Avici being held liable for defects or errors in our products; Avici’s failure to comply with the listing requirements of the Nasdaq National Market System; the effects of the reverse stock split; the expense of defending and the outcome of pending and future shareholder litigation (including whether or not the Court approves the proposed settlement with the plaintiffs in the New York securities litigation); the adequacy of Avici’s insurance to cover Avici’s obligations with respect to the ultimate resolution of any pending or future litigation matters; as well as risks of a further downturn in economic conditions generally, and in the telecommunications industry specifically, and risks associated with competition and competitive pricing pressures. For a more detailed description of the risk factors associated with Avici, please refer to Avici’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. Avici adopted this statement in the first quarter of 2003 and it did not have a material impact on Avici’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities,” which addresses the accounting for costs associated with restructuring activities and other disposal activities. This statement supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Avici adopted this statement in the first quarter of 2003 and it did not have a material impact on Avici’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which addresses the standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Avici will adopt this statement in the third quarter of 2003 and does not expect that the adoption of SFAS 150 will have a material effect on its consolidated financial position or results of operations.

In November 2002, the Financial Account Standards Board issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. Avici adopted FIN 45 in the first quarter of 2003 and it did not have a material impact on Avici’s consolidated financial position or results of operations.

In January 2003, the Financial Account Standards Board issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. During the first six months of 2003 Avici did not create a variable interest entity or obtain an interest in a variable interest entity. Avici does not expect that the adoption of FIN No. 46 will have a material effect on its consolidated financial statements.

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

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2003, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

Exchange Rate Sensitivity

We presently operate primarily in the United States, and sales to date have been primarily made in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

Avici has no off balance sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Avici, under the supervision and with the participation of Avici’s management, including the principal executive officer and principal financial officer, have evaluated the effectiveness of Avici’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”) pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, Avici’s principal executive officer and principal financial officer have concluded, that, as of the Evaluation Date, the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting

There were no changes in Avici’s internal control over financial reporting during Avici’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect Avici’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In addition to claims in the normal course of business, twelve purported securities class action lawsuits were filed against Avici and one or more of Avici’s underwriters in Avici’s initial public offering, and certain officers and directors of Avici. The lawsuits alleged violations of the federal securities laws and were docketed in the U.S. District Court for the Southern District of New York (the “Court”) as: Felzen, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3363; Lefkowitz, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3541; Lewis, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3698; Mandel, et. al v. Avici Systems Inc., et al., C.A. No. 01-CV-3713; Minai, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3870; Steinberg, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3983; Pelissier, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4204; Esther, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-4352; Zhous, et al. v. Avici Systems Inc. et al., C.A. No. 01-CV-4494; Mammen, et al. v. Avici Systems Inc., et. al., C.A. No. 01-CV-5722; Lin, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-5674; and Shives, et al. v. Banc of America Securities, et al., C.A. No. 01-CV-4956. On April 19, 2002, a consolidated amended class action complaint (the “Complaint”), which superseded these twelve purported securities class action lawsuits, was filed in the Court. The Complaint is captioned “In re Avici Systems, Inc. Initial Public Offering Securities Litigation” (21 MC 92, 01 Civ. 3363 (SAS)) and names as defendants Avici, certain of the underwriters of Avici’s initial public offering, and certain of Avici’s officers and directors. The Complaint, which seeks unspecified damages, alleges violations of the federal securities laws, including among other things, that the underwriters of Avici’s initial public offering (“IPO”) improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of Avici’s stock in the aftermarket as conditions of receiving shares in Avici’s IPO. The Complaint further claims that these supposed practices of the underwriters should have been disclosed in Avici’s IPO prospectus and registration statement. In addition to the Complaint against Avici, various other plaintiffs have filed approximately 1,000 other substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against Avici have all been transferred to a single federal district judge for purposes of case management. Avici and its officers and directors believe that the claims against Avici lack merit, and have defended the litigation vigorously. In that regard, on July 15, 2002, Avici, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants.

On October 9, 2002, the Court dismissed without prejudice all claims against the individual current and former officers and directors who were named as defendants in our litigation, and they are no longer parties to the lawsuit. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the issuer defendants and separate motions to dismiss filed by the underwriter defendants. In that ruling, the Court granted in part and denied in part those motions. As to the claims brought against Avici under the antifraud provisions of the securities laws, the Court dismissed all of these claims with prejudice, and refused to allow the plaintiffs an opportunity to re-plead these claims against Avici. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss these claims as to Avici and as to substantially all of the other issuer defendants as well. The Court also denied the underwriter defendants’ motion to dismiss in all respects.

In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, the Company and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. While we can make no promises or guarantees as to the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Avici’s Annual Meeting of Stockholders held on May 21, 2003, the Stockholders elected the following nominees, each to serve for a three-year term as a Class III Director and until their successors are elected and appointed:

Nominee	For	Withheld
Surya Panditi	9,857,184	980,188
James R. Swartz	10,539,517	297,855

At the same annual meeting, the Stockholders ratified the appointment of Ernst & Young LLP as Avici’s independent auditors for the fiscal year ending December 31, 2003 by the following vote:

For	Against	Abstention	Broker Non-Votes
10,606,364	225,152	5,856	0

Item 6.    Exhibits and Reports on Form 8-K

(a)	List of Exhibits

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Avici filed a Report on Form 8-K dated April 24, 2003 to furnish a press release whereby Avici provided its first quarter financial results and announced that it planned to hold a conference call regarding its financial results for the quarter ended March, 31, 2003 on April 24, 2003. Avici also furnished a description of its use of Non-GAAP financial information.

Avici filed a Report on Form 8-K dated July 24, 2003 to furnish a press release whereby Avici provided its second quarter financial results and announced that it planned to hold a conference call regarding its financial results for the quarter ended June 30, 2003 on July 24, 2003. Avici also furnished a description of its use of Non-GAAP financial information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVICI SYSTEMS INC.

Date	August 13, 2003	By:	/s/ PAUL F. BRAUNEIS
Paul F. Brauneis Chief Financial Officer, Treasurer, Senior Vice President of Finance and Administration, and Principal Accounting Officer

Exhibit index

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002