Form 10-Q
period 2003-09-30
AVICI SYSTEMS INC
filed 2003-11-12
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

Yes ☐    No ☑

At November 7, 2003, 12,182,163 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

AVICI SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

		PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	21

ITEM 2.	Changes in Securities and Use of Proceeds	*

ITEM 3.	Defaults Upon Senior Securities	*

ITEM 4.	Submission of Matters to a Vote of Security Holders	*

ITEM 5.	Other Information	*

ITEM 6.	Exhibits and Reports on Form 8-K	23

SIGNATURE		24

* No information provided due to inapplicability of item.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVICI SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, Except Share and per share amounts)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$21,581	$28,707
Marketable securities	38,207	54,125
Trade accounts receivable, net	2,407	2,593
Inventories, net	1,011	1,147
Prepaid expenses and other current assets	1,129	1,364

Total current assets	64,335	87,936

Property and equipment, net	14,660	27,438
Long-term marketable securities	44,078	42,257
Restricted cash	523	523

Total assets	$123,596	$158,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of capital lease obligations	$150	$707
Accounts payable	5,530	4,484
Accrued payroll and payroll-related costs	3,309	2,890
Accrued restructuring costs	563	1,262
Accrued supplier commitments	510	957
Accrued other	2,800	2,938
Deferred revenue	6,902	9,973

Total current liabilities	19,764	23,211

Long-term obligations, less current maturities	—	46

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized – 5,000,000 shares Issued and outstanding—none	—	—
Common stock, $0.0001 par value:
Authorized – 250,000,000 shares Issued – 12,660,322 shares at September 30, 2003 and 12,630,371 shares at December 31, 2002	1	1
Additional paid-in capital	458,474	458,729
Common stock warrants	12,200	12,200
Subscription receivable	(2,500)	(2,500)
Treasury Stock, at cost-478,617 shares at September 30, 2003 and 190,600 shares at December 31, 2002	(2,085)	(681)
Deferred compensation	(547)	(4,265)
Accumulated deficit	(361,711)	(328,587)

Total stockholders’ equity	103,832	134,897

Total liabilities and stockholders’ equity	$123,596	$158,154

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
		Revised See Note 1		Revised See Note 1
Revenue
Product	$9,353	$6,387	$24,843	$23,045
Service	1,108	878	3,055	2,791

Total gross revenue	10,461	7,265	27,898	25,836
Common stock warrant discount-Product	(817)	(817)	(2,451)	(2,450)

Net revenue	9,644	6,448	25,447	23,386

Cost of revenue – product	2,478	2,825	8,638	11,629
Cost of revenue – service	819	685	2,318	1,581

Total cost of revenue	3,297	3,510	10,956	13,210

Gross margin	6,347	2,938	14,491	10,176

Operating Expenses:
Research and development (1)	11,596	15,338	35,662	43,929
Sales and marketing (1)	2,649	3,185	8,121	10,692
General and administrative (1)	1,520	1,595	4,649	5,442
Stock-based compensation	152	943	890	3,403
Restructuring Charges	—	925	—	925

Total operating expenses	15,917	21,986	49,322	64,391

Loss from operations	(9,570)	(19,048)	(34,831)	(54,215)
Interest income, net	459	1,101	1,707	3,240
Other income	—	—	—	285

Net loss	$(9,111)	$(17,947)	$(33,124)	$(50,690)

Net loss per share:
Basic and diluted	$(0.75)	$(1.44)	$(2.70)	$(4.07)

Weighted Average Common Shares Used in Computing Net Loss per Share:
Basic and diluted	12,189,261	12,483,700	12,266,712	12,459,238

(1) Excludes noncash, stock-based compensation, as follows:
Research and development	$105	$551	540	$2,048
Sales and marketing	7	171	168	649
General and administrative	40	221	182	706

	$152	$943	$890	$3,403

See accompanying notes.

Avici Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
		Revised See Note 1
Cash Flows from Operating Activities:
Net loss	$(33,124)	$(50,690)
Adjustments to reconcile net loss to net cash used in operating activities –
Depreciation and amortization	17,246	18,025
Compensation expense associated with issuance of common stock warrants	2,451	2,450
Compensation expense associated with issuance of stock options to employees and consultants	890	2,383
Gain on disposal of property and equipment	—	(251)
Changes in current assets and liabilities:
Trade accounts receivable	186	1,910
Inventories	136	5,244
Prepaid expenses and other current assets	235	317
Accounts payable	1,046	(188)
Accrued payroll and payroll related	419	559
Accrued restructuring costs	(699)	1,335
Accrued supplier commitments	(447)	(1,934)
Accrued other	(138)	(153)
Deferred revenue	(3,071)	(29)

Cash used in operating activities	(14,870)	(21,022)

Cash Flows from Investing Activities:
Maturity of marketable securities	66,091	123,615
Purchases of marketable securities	(51,994)	(129,945)
Purchases of property and equipment	(4,468)	(8,394)
Proceeds from sale of equipment	—	365

Cash provided by (used in) investing activities	9,629	(14,359)

Cash Flows from Financing Activities:
Proceeds from employee stock plans	122	239
Repurchase of stock	(1,404)	—
Payments on capital lease obligations	(603)	(1,949)

Cash used in financing activities	(1,885)	(1,710)

Net decrease in Cash and Cash Equivalents	(7,126)	(37,091)
Cash and Cash Equivalents, beginning of period	28,707	128,935

Cash and Cash Equivalents, end of period	$21,581	$91,844

See accompanying notes.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (“Avici” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of Avici, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2003 and December 31, 2002 and the operating results and cash flows for the periods ended September 30, 2003 and 2002. These consolidated financial statements and notes should be read in conjunction with Avici’s consolidated audited financial statements and notes thereto for the year ended December 31, 2002, which appear in Avici’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements as of that date.

For the year ended December 31, 2002, Avici’s service revenue as a percent of total revenue, exceeded 10% and accordingly, in its 2002 Annual Report on Form 10-K Avici began to separately report gross revenue and cost of sales for product and service on the face of the statements of operations for all periods presented. Product and service revenue and related cost of sales for product and service have been reclassified in the statement of operations in this report on Form 10-Q for the three and nine months ended September 30, 2002 to conform to the revised presentation.

In addition, as further disclosed in Avici’s 2002 Annual Report on Form 10-K the net loss and net loss per share amounts for the three and nine months ended September 30, 2002 were also adjusted to reflect a decrease in stock based compensation expense relating to certain employee terminations as follows:

	Three months ended September 30, 2002		Nine months ended September 30, 2002
	Net loss	Basic and diluted net loss per share	Net loss	Basic and diluted net loss per share
As originally reported	$(18,371)	$(1.48)	$(52,359)	$(4.20)
Reduction in stock based compensation	424	0.04	1,669	0.13

Revised	$(17,947)	$(1.44)	$(50,690)	$(4.07)

On November 8, 2002, the stockholders of Avici approved a reverse stock split whereby every four (4) shares of common stock were combined into one (1) share of common stock. All 2002 common share and per common share amounts have been adjusted to reflect the reverse stock split.

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2003.

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

Balance at December 31, 2002	$985
Warranties issued during the period	842
Settlements made during the period	(665)

Balance at September 30, 2003	$1,162

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

Cash, cash equivalents and marketable securities consist of the following:

	September 30, 2003	December 31, 2002
Cash and cash equivalents	$21,581	$28,707
Marketable securities	38,207	54,125

Subtotal	59,788	82,832
Long-term marketable securities	44,078	42,257

	$103,866	$125,089

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

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2003	December 31, 2002
Finished goods	$877	$871
Raw materials	134	276

	$1,011	$1,147

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

(i) Stock-Based Compensation

Avici accounts for stock-based compensation for employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB No. 123,”which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information.

If compensation cost had been determined for stock option grants to employees based on the provisions of SFAS No. 123 the effect on net loss and net loss per share would have been as follows:

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
		Revised See Note 1		Revised See Note 1
Net loss, as reported	$(9,111)	$(17,947)	$(33,124)	$(50,690)
Deduct: Stock-based employee compensation expense included in reported net loss	152	943	890	3,403
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(41)	(417)	(3,522)	(5,558)

Pro forma net loss	$(9,000)	$(17,421)	$(35,756)	$(52,845)

Basic and diluted net loss per share:
As reported	$(0.75)	$(1.44)	$(2.70)	$(4.07)
Pro forma	$(0.74)	$(1.40)	$(2.91)	$(4.24)

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

In January 2003, the Financial Account Standards Board issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. During the first nine months of 2003 Avici did not create a variable interest entity or obtain an interest in a variable interest entity. Avici does not expect the provisions of FIN No. 46 to have a material impact on Avici’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which addresses the standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Avici adopted the applicable provisions of this statement in the third quarter of 2003 and it did not have a material impact on Avici’s consolidated financial position or results of operations.

NOTE 3. STOCKHOLDERS’ EQUITY

(a) Common Stock Warrant Discount

In December 2000, in connection with the execution of a nonexclusive systems and services agreement (the Agreement), Avici issued a warrant to a customer to purchase 212,500 shares of Avici’s common stock at a per-share exercise price of $110.92. The Agreement between Avici and the customer provides the customer with the ability, but not the obligation, to purchase equipment and services from Avici. The warrant is nonforfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated to be $9.8 million using the Black-Scholes valuation model, and was deferred as a reduction to equity and was amortized as an offset to gross revenue on a straight-line basis over the three-year term of the Agreement. The fair value of the warrant was fully amortized at September 30, 2003.

(b) Stock Repurchase Program

During the third quarter of 2002, the Board of Directors authorized a share repurchase program, in effect for a one year period, to acquire up to 1.5 million shares (after giving effect to a one-for-four reverse stock split effective November 8, 2002) of Avici’s common stock in the open market at times and prices considered appropriate by Avici. The share buyback program was initiated during the fourth quarter of 2002, and Avici purchased 288,017 shares at an aggregate cost of approximately $1.4 million during the first nine months of 2003. From the inception of the program Avici purchased 478,617 shares at an aggregate cost of approximately $2.1 million. The share repurchase program may be suspended at any time and from time to time without prior notice.

NOTE 4. RESTRUCTURING AND OTHER CHARGES

Avici implemented restructuring programs during the third and fourth quarters of 2001 and during the third quarter of 2002, designed to decrease operating expenses and align resources with future growth opportunities. As a result of these programs Avici recorded a net charge of $1.1 million in 2001 and $0.9 million in 2002.

The 2001 restructuring programs included workforce reductions totaling 95 employees, or approximately 24% of the then current workforce. As a result of the 2002 restructuring program, Avici reduced workforce by an additional 75 employees, or 24% of the then current workforce. The affected employees received severance and other benefits pursuant to a benefits program. Avici recorded charges totaling $0.9 million for termination benefits in 2001, and an additional $0.9 million for termination benefits in 2002. These charges were before the reversal of non-cash stock based compensation expense associated with forfeited options of $1.5 million and $1.0 million for the 2001 and 2002 restructuring programs, respectively. Termination benefits relating to the 2001 workforce reductions were fully paid as of the end of the first quarter of 2002. Termination benefits relating to the 2002 workforce reductions were fully paid as of the end of the third quarter of 2003. During the first nine months of 2003, $0.1 million of termination benefits relating to the 2002 workforce reductions were paid.

In addition to the workforce reductions, Avici recorded a charge of $1.7 million in 2001, and $1.1 million in 2002, to dispose redundant assets and to accrue lease payments associated with excess facility. During the first nine months of 2003, Avici paid $0.1 million and $0.6 million in lease payments relating to the 2001 and 2002 restructuring programs, respectively. Restructuring reserves for future lease payments was $0.6 million at September 30, 2003.

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

During the second and third quarter of 2003 Avici utilized $1.4 million and $1.1 million, respectively, of inventory previously reserved. The utilization of $1.4 million in the second quarter includes $0.8 million relating to inventory reserved during the third quarter of 2001. The utilization of $1.1 million in the third quarter includes $0.6 million relating to inventory reserved during the third quarter of 2001. Although further utilization of previously reserved inventory cannot be estimated or assumed in future periods, in the event Avici is able to utilize inventory on hand that was previously reserved, Avici will recognize credits to product cost of revenue.

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

The Securities and Exchange Commission (the “SEC”) is conducting several investigations relating to Qwest Communications (“Qwest”) and its business relationships. In the SEC investigation entitled “Issuers Related to Qwest,” Avici understands that it is one of eleven companies whose business dealings with Qwest are being investigated. Avici has cooperated with these investigations and there has been no wrong doing by Avici alleged in any of these investigations. How long these investigations may continue and their ultimate outcome cannot be determined.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this Report on Form 10-Q constitute forward-looking statements that involve risks and uncertainties. Avici’s actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including without limitation those discussed under the caption “Factors That May Affect Future Results” included in Avici’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission and elsewhere herein. Forward-

looking statements include statements regarding the future or Avici’s expectations, beliefs, intentions or strategies regarding the future and may be identified by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” and similar expressions. There may be events in the future that could affect these matters.

Overview

We provide high-speed data networking equipment that enables telecommunications companies and Internet service providers, referred to as carriers, to transmit high volumes of information across their networks.

Since our inception, we have incurred significant losses. As of September 30, 2003, we had an accumulated deficit of $361.7 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICs, and software, and system testing the Avici Terabit Switch Router (TSR®). Revenue was first recognized during the first quarter of 2000. Since then we have also built our administrative, marketing, sales, customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur significant operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. During 2001 and 2002 we took actions to realign our cost structure in reaction to industry conditions. We expect to incur increasing sales and marketing, research and development and general and administrative expenses as our business expands. As a result, we will need to generate significant revenues to achieve and maintain profitability.

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

Our target end-user customers include incumbent local exchange carriers, inter-exchange carriers, postal telephone and telegraph operators (PTTs) (international incumbent operators), international competitive carriers, Internet service providers, and agencies of the United States government. Our products have been deployed at AT&T Corp. (AT&T), Qwest Communications (Qwest), several agencies of the United States government, and in laboratory environments including the France Telecom R&D VTHD research network and Chung Hwa Telecom, among others. Our products are currently in trials and tests with additional prospective customers, both internationally and domestically. There can be no assurance as to the timing of the completion of these trials and tests or that their outcome will be favorable.

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

Our procurement agreement with AT&T continues until December 2003 and thereafter unless terminated by either party. The agreement describes the conditions under which AT&T may acquire equipment from us. The agreement has no minimum purchase commitment associated with it.

Our procurement agreement with Qwest provided for an undisclosed minimum purchase commitment, which was met in 2002. The agreement continued through July 2003 and, by its terms, was automatically renewed for an additional one year term. We do not expect additional purchases under this agreement.

Avici amended its procurement agreement with WilTel Communications Group, formerly known as Williams Communications (WilTel) and extended its term through December 2003. The amended agreement provided for a cash payment of $8.5 million, which we received in December 2001 representing $2.7 million for product deliveries made in the fourth quarter of 2001, and $5.8 million in lieu of remaining purchase commitments in the original agreement totaling $25 million. The $5.8 million was deferred and available as a credit at varying rates against future purchases through 2003. During the first quarter of 2003 approximately $1.5 million was utilized, and the remaining $4.3 million is included in the consolidated balance sheet in deferred revenue at September 30, 2003. Any unused credits will be recorded as income upon expiration.

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

The 2001 restructuring programs included workforce reductions totaling 95 employees, or approximately 24% of the then current workforce. As a result of the 2002 restructuring program, we reduced workforce by an additional 75 employees, or 24% of the then current workforce. The affected employees received severance and other benefits pursuant to a benefits program. We recorded charges totaling $0.9 million for termination benefits in 2001, and an additional $0.9 million for termination benefits in 2002. These charges were before the reversal of non cash stock based compensation expense associated with forfeited options of $1.5 million and $1.0 million for the 2001 and 2002 restructuring programs, respectively. Termination benefits relating to the 2001 workforce reductions were fully paid as of the end of the first quarter of 2002. Termination benefits relating to the 2002 workforce reductions were fully paid as of the end of the third quarter of 2003. During the first nine months of 2003, $0.1 million of termination benefits relating to the 2002 workforce reductions were paid.

In addition to the workforce reductions, we recorded a charge of $1.7 million in 2001, and $1.1 million in 2002, to dispose redundant assets and to accrue lease payments associated with excess facility. During the first nine months of 2003, we paid $0.1 million and $0.6 million in lease payments relating to the 2001 and 2002 restructuring programs, respectively. Restructuring reserves for future lease payments was $0.6 million at September 30, 2003.

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

During the second and third quarter of 2003 we utilized $1.4 million and $1.1 million, respectively, of inventory previously reserved. The utilization of $1.4 million in the second quarter includes $0.8 million relating to inventory reserved during the third quarter of 2001. The utilization of $1.1 million in the third quarter includes $0.6 million relating to inventory reserved during the third quarter of 2001. Although further utilization of previously reserved inventory cannot be estimated or assumed in future periods, in the event we are able to utilize inventory on hand that was previously reserved, we will recognize credits to product cost of revenue.

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

Common Stock Warrants

In December 2000, in connection with the execution of a nonexclusive systems and services agreement, we issued a warrant to AT&T to purchase 212,500 shares of our common stock at a per-share exercise price of $110.92. The agreement between AT&T and us provides AT&T with the ability, but not the obligation, to purchase equipment and services from us. The warrant cannot be forfeited and is fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant, calculated using the Black-Scholes valuation model, was determined to be $9.8 million. The fair value of the warrant was deferred as a reduction to equity and was amortized as an offset to gross revenue on a straight-line basis over the three-year term of the agreement. The fair value of the warrant was fully amortized at September 30, 2003.

Stock-based Compensation

During the years ended December 31, 2001, and 2000, we recorded non-cash deferred compensation of approximately $1.2 million, and $34.7 million, respectively as an element of stockholders’ equity. These amounts represent the aggregate difference between the deemed fair value of our common stock and the exercise price of stock options and restricted stock granted and the selling price of stock sold. The deferred compensation is being recognized as an expense over the vesting period of the stock options and restricted stock. As of September 30, 2003, the balance of approximately $0.5 million relating to the stock options and restricted stock issued, will be amortized over the remainder of 2003 and during the year ending December 31, 2004.

Critical Accounting Policies

We consider the following accounting policies related to revenue recognition, inventory valuation, warranty liabilities, Cost of Revenue-Service and long-lived assets to be critical accounting policies due to the estimation processes involved in each.

Revenue Recognition: We recognize revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, we recognize revenue when those uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). We use the residual method when VSOE does not exist for one of the delivered elements in an arrangement. We also generate revenue from support and maintenance as well as installation and service. We defer revenue from support and maintenance contracts and recognize it ratably over the period of the related agreements. We recognize revenue from installation and other services as the work is performed. In the event we are unable to meet one or all of the above criteria on a timely basis, revenue recognized for any reporting period could be adversely affected.

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

Results of Operations

Net Revenue: Net revenue increased $3.2 million to $9.6 million for the third quarter of 2003 from $6.4 million for the third quarter of 2002. Net revenue increased $2.0 million to $25.4 million for the first nine months in 2003 from $23.4 million for the same period in 2002. The increase in the third quarter of 2003 and the increase in the first nine months in 2003 as compared to the same periods in 2002, was primarily due to an increase in our product volume. Service revenue increased $0.2 million to $1.1 million for the third quarter of 2003 from $0.9 million for the third quarter of 2002. Service revenue increased $0.3 million to $3.1 million for the first nine months in 2003 from $2.8 million for the same period in 2002. The increase in the third quarter of 2003 and the increase in the first nine months in 2003 as compared to the same periods in 2002, was primarily due to a larger installed base. Net revenue is recorded net of common stock warrant discount, a non-cash charge, which totaled $0.8 million for the third quarter of 2003 and 2002 and $2.5 million for the first nine months of 2003 and 2002. One customer accounted for more than 10% of net revenue for the third quarter of 2003 and for the first nine months in 2003. Two customers accounted for more than 10% of net revenue for the third quarter in 2002 and for the first nine months in 2003.

Cost of Revenue: Total cost of revenue decreased $0.2 million to $3.3 million for the third quarter of 2003 from $3.5 million for the third quarter of 2002. Total cost of revenue decreased $2.2 million to $11.0 million for the first nine months of 2003 from $13.2 million for the same period in 2002. Product cost of revenue was 29% and 51% of product net revenue for the third quarter of 2003 and 2002, respectively. Product cost of revenue was 39% and 57% of product net revenue for the first nine months of 2003 and 2002, respectively. Product cost of revenue for the third quarter and the first nine months of 2003 is net of the credits for the utilization of previously reserved inventory of $1.1 million and $2.5 million respectively. Product cost of revenue for the third quarter and the first nine months of 2002 is net of the credits for the utilization of previously reserved inventory of $0.8 million and $2.5 million respectively. The lower percentage in the third quarter of 2003 and in the first nine months of 2003 is primarily the result of product mix as well as cost reductions achieved with key suppliers and reductions of fixed costs. Service cost of revenue was 74% and 78% of service revenue for the third quarter of 2003 and 2002, respectively. Service cost of revenue was 76% and 57% of service revenue for the first nine months of 2003 and 2002, respectively. The lower percentage in the third quarter of 2003 is primarily due to higher revenue levels. The higher percentage in the first nine months of 2003 is primarily the result of increased service infrastructure aligned with current installed base.

Research and Development: Research and development expenses decreased $3.7 million to $11.6 million for the third quarter of 2003 from $15.3 million for the third quarter of 2002. Research and development expenses decreased $8.2 million to $35.7 million for the first nine months in 2003 from $43.9 million for the same period in

2002. The decrease in the third quarter of 2003 and in the first nine months of 2003 was primarily due to a reduction in personnel related costs as a result of restructuring programs implemented, lower project related costs and other discretionary spending, partially offset by increase in outside contract services.

Sales and Marketing: Sales and marketing expenses decreased $0.6 million to $2.6 million for the third quarter of 2003 from $3.2 million for the third quarter of 2002. Sales and marketing expenses decreased $2.6 million to $8.1 million for the first nine months in 2003 from $10.7 million for the same period in 2002. The decrease in the third quarter of 2003 and in the first nine months of 2003 was primarily due to a reduction in personnel related costs as a result of restructuring programs implemented, lower travel related costs and selective participation in marketing programs.

General and Administrative: General and administrative expenses decreased $0.1 million to $1.5 million for the third quarter of 2003 from $1.6 million for the third quarter of 2002. General and administrative expenses decreased $0.8 million to $4.6 million for the first nine months in 2003 from $5.4 million for the same period in 2002. The decrease in the third quarter of 2003 and in the first nine months of 2003 was primarily due to a reduction in personnel related costs as a result of restructuring programs implemented and other spending decreases.

Stock-Based Compensation: Stock-based compensation decreased $0.7 million to $0.2 million for the third quarter of 2003 from $0.9 million for the third quarter of 2002. Stock-based compensation decreased $2.5 million to $0.9 million for the first nine months in 2003 from $3.4 million for the same period in 2002. The decrease in the third quarter of 2003 and in the first nine months of 2003 is primarily the result of certain option grants reaching full vesting and the related compensation becoming fully amortized, as well as the elimination of stock based compensation due to employee terminations.

Interest Income, net: Interest income decreased $0.6 million to $0.5 million for the third quarter of 2003 from $1.1 million for the third quarter of 2002. Interest income decreased $1.5 million to $1.7 million for the first nine months in 2003 from $3.2 million for the same period in 2002. The decrease in the third quarter of 2003 and in the first nine months of 2003 is primarily due to the decrease in invested cash balances resulting from the use of cash to fund the operations and lower investment yields available in the market.

Other Income: During the second quarter of 2002, the Company recorded a gain of $0.3 million relating to the excess of insurance proceeds at replacement value over the net book value of certain information technology equipment damaged during the first quarter of 2002.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, equipment lease financing. From inception through September 30, 2003, we raised approximately $410.3 million from these equity offerings. During the first nine months of 2003, we used $14.9 million in cash for operating activities, compared to $21 million used in the first nine months of 2002. The decrease in cash usage in the 2003 period as compared to the 2002 period is a result of reduced operating losses due to restructuring programs implemented, partially offset by an increase in working capital. We expect working capital requirements will increase further if product sales increase, creating larger customer receivable balances and the need to build inventory in advance of shipment. In addition, we will selectively invest in infrastructure costs needed to support the scale of operations. We also anticipate the accrual for excess facility costs of $0.6 million to be fully paid by the end of the third quarter of 2004.

Purchases of property and equipment were $4.5 million for the first nine months of 2003 as compared to $8.4 million for the same period in 2002. Purchases of property and equipment decreased in the 2003 period, as compared to the 2002 period, as we focused investments in the 2003 period towards purchases of laboratory equipment and software required to support priority research and development projects, and to maintain and enhance the customer support infrastructure. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect that capital expenditures will be between $2 million and $3 million during the last quarter of 2003.

At September 30, 2003, future minimum lease payments under non-cancelable operating leases were comprised as follows: $0.4 million for the remaining three months in 2003, $1.3 million for 2004, $1.1 million for 2005, $1.1 million for 2006 and $0.7 million in 2007. We financed $1.7 million during the year ended December 31, 2000 through capital lease arrangements. At September 30, 2003, future minimum lease payments under non-cancelable capital leases were comprised as follows: $0.1 million for the remaining three months in 2003 and $0.1 million in 2004.

We outsource the manufacture and assembly of our products. During the normal course of business, in order to maintain competitive lead times for customers and adequate components supply, we enter into agreements with certain suppliers to procure inventory based upon criteria defined by us. As of September 30, 2003, we were committed to purchase approximately $2.5 million of inventory over the next 12 months.

Other than obligations under capital leases, minimum payments under operating leases and certain commitments to vendors for long lead-time inventory items, we have no additional debt recorded in the financial statements or for which we are a guarantor.

During the third quarter of 2002, our Board of Directors authorized a share repurchase program, in effect for a one year period, to acquire up to 1.5 million shares (after giving effect to a one-for-four reverse stock split effective November 8, 2002) of our common stock in the open market at times and prices considered appropriate by us. The share buyback program was initiated during the fourth quarter of 2002, and we purchased 288,017 shares at an aggregate cost of approximately $1.4 million during the first nine months of 2003. From the inception of the program we purchased 478,617 shares at an aggregate cost of approximately $2.1 million. The share repurchase program may be suspended at any time and from time to time without prior notice.

We expect that working capital and capital expenditure requirements may increase if product sales increase, creating larger customer receivable balances, the need to build inventory in advance of shipment and the need for increased levels of test and management information systems equipment. At September 30, 2003, we had cash and cash equivalents of $21.6 million, short-term marketable securities of $38.2 million, and long-term marketable securities of $44.1 million, totaling $103.9 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our normal operating and capital requirements for the next 24 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management’s plans and objectives for future operations, as well as statements regarding the strategy and plans of Avici. Our actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference or otherwise affect our future results of operations include the limited number of customers; continuing acceptance of our products and product enhancements; customer purchasing patterns and commitments; the size, timing and recognition of revenue from customers; our ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and our ability to predict and respond to market developments; the failure to keep pace with the rapidly changing requirements of our customers; our ability to attract and retain key personnel; the development and expansion of our direct sales force and/or other distributor channels; risks associated with management of growth; our ability to obtain component parts; our being held liable for defects or errors in our products; our failure to comply with the listing requirements of the Nasdaq National Market System; the effects of our reverse stock split; the expense of defending and the outcome of pending and future litigation and investigations (including whether or not the Court approves the proposed settlement with the plaintiffs in the New York securities litigation); the adequacy of our insurance to cover our obligations with respect to the ultimate resolution of any pending or future litigation matters; as well as risks of a further downturn in economic conditions generally, and in the telecommunications industry specifically, and risks associated with competition and competitive pricing pressures.

For a more detailed description of the risk factors associated with Avici, please refer to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

In January 2003, the Financial Account Standards Board issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. During the first nine months of 2003 Avici did not create a variable interest entity or obtain an interest in a variable interest entity. Avici does not expect the provisions of FIN No. 46 to have a material impact on Avici’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which addresses the standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Avici adopted the applicable provisions of this statement in the third quarter of 2003 and it did not have a material impact on Avici’s consolidated financial position or results of operations.

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

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2003, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

Evaluation of disclosure controls and procedures

Avici, under the supervision and with the participation of Avici’s management, including the principal executive officer and principal financial officer, have evaluated the effectiveness of Avici’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”) pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, Avici’s principal executive officer and principal financial officer have concluded, that, as of the Evaluation Date, Avici’s disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Securities and Exchange Commission (the “SEC”) is conducting several investigations relating to Qwest and its business relationships. In the SEC investigation entitled “Issuers Related to Qwest,” we understand that we are one of eleven companies whose business dealings with Qwest are being investigated. We have cooperated with these investigations and there has been no wrong doing by Avici alleged in any of these investigations. How long these investigations may continue and their ultimate outcome cannot be determined.

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

Avici filed a Report on Form 8-K dated October 22, 2003 to furnish a press release whereby Avici provided its third quarter financial results and announced that it planned to hold a conference call regarding its financial results for the quarter ended September 30, 2003 on October 22, 2003. Avici also furnished a description of its use of Non-GAAP financial information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 12, 2003	AVICI SYSTEMS INC.

	By:	/s/ PAUL F. BRAUNEIS

Paul F. Brauneis Chief Financial Officer, Treasurer, Senior Vice President of Finance and Administration, and Principal Accounting Officer

Exhibit index

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002