Form 10-Q
period 2004-03-31
AVICI SYSTEMS INC
filed 2004-05-10
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

Indicate by check ☒ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

At May 6, 2004, 12,632,127 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

AVICI SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVICI SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$40,237	$22,374
Marketable securities	32,378	41,240
Trade accounts receivable, net	4,445	6,620
Inventories	1,748	1,206
Prepaid expenses and other current assets	1,007	1,200

Total current assets	79,815	72,640

Property and equipment, net	8,847	10,658
Long-term marketable securities	21,204	32,316
Contract distribution rights	5,794	—
Other assets	244	432

Total assets	$115,904	$116,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of capital lease obligations	$—	$46
Accounts payable	7,200	5,539
Accrued payroll and payroll-related costs	2,340	3,869
Accrued restructuring costs	251	412
Accrued other	2,783	3,264
Deferred revenue	2,519	2,689

Total current liabilities	15,093	15,819

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized – 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.0001 par value: Authorized – 250,000,000 shares Issued– 13,104,172 shares at March 31, 2004 and 12,715,941 shares at December 31, 2003	1	1
Additional paid-in capital	462,098	458,567
Common stock warrants	18,521	12,200
Subscription receivable	(2,500)	(2,500)
Treasury Stock, at cost-482,308 shares at March 31, 2004 and December 31, 2003	(2,108)	(2,108)
Deferred compensation	(505)	(315)
Accumulated deficit	(374,696)	(365,618)

Total stockholders’ equity	100,811	100,227

Total liabilities and stockholders’ equity	$115,904	$116,046

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended March 31,
	2004	2003
Revenue:
Product	$5,820	$6,663
Service	1,134	927

Total gross revenue	6,954	7,590
Common stock warrant discount-Product	(527)	(817)

Net revenue	6,427	6,773

Cost of revenue – product	2,056	3,261
Cost of revenue – service	594	762

Total cost of revenue	2,650	4,023

Gross margin	3,777	2,750

Operating expenses:
Research and development (1)	9,085	11,341
Sales and marketing (1)	2,705	2,801
General and administrative (1)	1,335	1,541
Stock-based compensation	137	452

Total operating expenses	13,262	16,135

Loss from operations	(9,485)	(13,385)
Interest income, net	407	685

Net loss	$(9,078)	$(12,700)

Net loss per share:
Basic and diluted	$(0.73)	$(1.03)

Weighted average common shares used in computing net loss per share:
Basic and diluted	12,431,081	12,340,912

(1) Excludes noncash, pre-IPO stock-based compensation, as follows:

Research and development	100	$276
Sales and marketing	22	88
General and administrative	15	88

	$137	$452

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(9,078)	$(12,700)
Adjustments to reconcile net loss to net cash used in operating activities –
Depreciation and amortization	3,414	5,698
Expense associated with issuance of common stock warrants	527	817
Compensation expense associated with stock based compensation to employees and consultants	248	452
Changes in current assets and liabilities:
Trade accounts receivable	2,175	(1,730)
Inventories	(542)	303
Prepaid expenses and other current assets	381	35
Accounts payable	1,661	779
Accrued payroll and payroll related	(1,529)	296
Accrued restructuring costs	(161)	(270)
Accrued other	(477)	(630)
Deferred revenue	(170)	(3,311)

Cash used in operating activities	(3,551)	(10,261)

Cash Flows from Investing Activities:
Maturity of marketable securities	26,013	18,827
Purchases of marketable securities	(6,039)	(5,080)
Purchases of property and equipment	(1,603)	(1,502)

Cash provided by investing activities	18,371	12,245

Cash Flows from Financing Activities:
Proceeds from employee stock plans	3,089	4
Repurchase of stock	—	(384)
Payments on capital lease obligations	(46)	(251)

Cash provided by (used in) financing activities	3,043	(631)

Net increase in Cash and Cash Equivalents	17,863	1,353

Cash and Cash Equivalents, Beginning of Period	22,374	28,707

Cash and Cash Equivalents, End of Period	$40,237	$30,060

See accompanying notes.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except per share data)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (“Avici” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of Avici, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2004 and December 31, 2003 and the operating results and cash flows for the periods ended March 31, 2004 and 2003. These consolidated financial statements and notes should be read in conjunction with Avici’s consolidated audited financial statements and notes thereto for the year ended December 31, 2003, which appear in Avici’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2004.

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

(c) Guarantees and Product Warranties

In the normal course of business, Avici may agree to indemnify other parties, including customers, lessors and parties to other transactions with Avici, with respect to certain matters. Avici has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against these parties. Historically, payments made by Avici, if any, under these agreements have not had a material impact on Avici’s operating results or financial position.

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

Balance at December 31, 2003	$1,116
Warranties issued during the period	160
Settlements made during the period	(295)

Balance at March 31, 2004	$981

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

Cash, cash equivalents and marketable securities consist of the following:

	March 31, 2004	December 31, 2003
Cash and cash equivalents	$40,237	$22,374
Marketable securities	32,378	41,240

Subtotal	72,615	63,614
Long-term marketable securities	21,204	32,316

	$93,819	$95,930

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

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2004	December 31, 2003
Finished goods	$1,577	$1,055
Raw materials	171	151

	$1,748	$1,206

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

(h) Comprehensive Income

Comprehensive income (loss) is the total of net income and all other nonowner changes in equity, including items such as unrealized gains (losses) on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive loss equaled net loss for all period presented.

(i) Stock-Based Compensation

Avici accounts for stock-based compensation for employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB No. 123,” which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information.

If compensation cost had been determined for stock option grants to employees based on the provisions of SFAS No. 123 the effect on net loss and net loss per share would have been as follows:

	Three months ended
	March 31, 2004	March 31, 2003
Net loss, as reported	$(9,078)	$(12,700)
Deduct: Stock-based employee compensation expense included in reported net loss	137	452
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(920)	(1,588)

Pro forma net loss	$(9,861)	$(13,836)

Basic and diluted net loss per share:
As reported	$(0.73)	$(1.03)
Pro forma	$(0.79)	$(1.12)

In January 2004, Avici granted 30,000 shares of restricted stock to certain key employees of the Company. The shares vest on a quarterly basis over four quarters ending in January 2005. The value of the shares at the date of grant was $0.4 million and will be charged to expenses on a straight-line basis over the vesting period commencing in the first quarter of 2004 and is included in sales and marketing, general and administrative and research and development expenses.

(j) Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. Avici has not created, nor has an interest in a variable interest entity. As a result, the provisions of FIN No. 46 did not have a material impact on Avici’s consolidated financial position or results of operations.

NOTE 3. STOCKHOLDERS’ EQUITY

Common Stock Warrant Discount - Product

In January 2004, in connection with three-year strategic OEM agreement with Nortel Networks, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel Networks with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel Networks achieves certain performance milestones. The fair value of the warrant was calculated to be approximately

$6.3 million using the Black-Scholes valuation model, and is recorded as a reduction of revenue on a systematic basis, currently straight-line, over the economic life of the agreement, which is expected to be three years. The unamortizied balance of $5.8 million is recorded as a Contract Distribution Right in the accompanying balance sheet.

In December 2000, in connection with the execution of a nonexclusive systems and services agreement with AT&T, Avici issued a warrant to purchase 212,500 shares of Avici’s common stock at a per-share exercise price of $110.92. The agreement provides AT&T with the ability, but not the obligation, to purchase equipment and services from Avici. The warrant is nonforfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated to be $9.8 million using the Black-Scholes valuation model, and was deferred as a reduction to equity and was amortized as an offset to gross revenue on a straight-line basis over the three-year term of the agreement. The fair value of the warrant was fully amortized at December 31, 2003.

NOTE 4. RESTRUCTURING AND OTHER CHARGES

Avici implemented restructuring programs during the third and fourth quarters of 2001 and during the third quarter of 2002, designed to decrease operating expenses and align resources with future growth opportunities. The restructuring programs included workforce reductions, disposal of redundant assets and accrual of lease payments associated with excess facilities. As a result of these programs, Avici recorded net charges of $1.1 million in 2001 and $0.9 million in 2002. Prior to December 31, 2003, Avici made all cash payments relating to the restructuring programs except for those associated with future lease payments on excess facility. During the quarter ended March 31, 2004, Avici paid $0.2 million in lease payments associated with such excess facility. As of March 31, 2004 reserves for future lease payments on this facility are approximately $0.3 million.

Additionally, in the third quarter of 2001, Avici recorded a charge of $17.2 million as an element of product cost of revenue to reflect a write down of inventories and inventory commitments for long lead-time items that were considered to be in excess of the then foreseeable demand. The charge included commitments to suppliers including ASICs, module components, and TSR bay components totaling approximately $9.6 million and inventory components and finished goods on hand relating to the TSR product, totaling approximately $7.6 million which were identified as in excess of the then forecasted demand for the next 12 months. Since the end of the third quarter of fiscal 2001, Avici has paid approximately $9.4 million to settle inventory commitments with suppliers, and has discarded approximately $6.3 million of the excess inventory on hand. Since 2001, Avici has utilized approximately $4.8 million of this inventory including approximately $0.4 million during the first quarter of 2004. Such utilization has been recorded and disclosed primarily as a reduction of cost of revenue in the period utilized. Avici does not expect significant utilization of such inventory in the future.

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

In June 2003, Avici elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against Avici and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, Avici and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this Report on Form 10-Q constitute forward-looking statements that involve risks and uncertainties. Avici’s actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including without limitation those discussed under the caption “Factors That May Affect Future Results” included in Avici’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004 and elsewhere herein. Forward-looking statements include statements regarding the future or Avici’s expectations, beliefs, intentions or strategies regarding the future and may be identified by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” and similar expressions. There may be events in the future that could affect these matters.

Overview

Avici Systems provides high-speed data networking equipment that enables telecommunications companies and Internet service providers to transmit high volumes of information across their networks.

Since our inception, we have incurred significant losses. As of March 31, 2004, we had an accumulated deficit of $374.7 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICs, and software, and system testing our Terabit Switch Router (TSR®). Revenue was first recognized during the first quarter of 2000. Since then we have also built our administrative, marketing, sales, customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. During 2001 and 2002 we took actions to realign our cost structure in reaction to industry conditions resulting in a significant decrease in capital spending by telecommunications service providers. We expect that sales and marketing, research and development, and general and administrative expenses will increase as our business expands. As a result, we will need to generate significant revenues to achieve and maintain profitability.

During the fourth quarter of 1999, we introduced the TSR which is purpose-built for the stresses of carrier core routing in large IP networks. The first TSR sale occurred during the first quarter of 2000. During 2001, we introduced the Avici Stackable Switch Router (SSR™), a rack-mountable scalable router for carriers and service providers with smaller core networks. The first SSR sale occurred during the fourth quarter of 2001. During the fourth quarter of 2002, we introduced the Avici Quarter-rack Scalable Router (QSR™), which provides customers with one of the smallest footprint, highest density routers commercially available. The first QSR sale occurred during the fourth quarter of 2003. We currently market our products to major carriers in North America through our direct sales force and third party distribution partners. We also market our products internationally through sales agents, systems integrators and distributors, and through a direct sales force in Europe and Asia. We currently provide product installation and customer field support through our internal customer service organization and third-party support organizations. During 2003, we entered into a strategic relationship with Huawei Technologies (Huawei) for sale of our products in Greater China and distribution arrangements with several resellers. In January 2004, we entered into a worldwide strategic relationship with Nortel Networks (Nortel) to market, sell and support our products.

Our target end-user customers include incumbent local exchange carriers, inter-exchange carriers, postal telephone and telegraph operators (PTTs or international incumbent operators), international competitive carriers, Internet service providers, and agencies of the United States government. Our products have been deployed at AT&T Corp. (AT&T), Qwest Communications (Qwest), several agencies of the United States government, and in laboratory environments including the France Telecom R&D VTHD research network and Chung Hwa Telecom, among others. Our products are currently in trials and tests with additional prospective customers, both internationally and domestically. There can be no assurance as to the timing of the completion of these trials and tests or that their outcome will be favorable.

Revenue

We expect that in the foreseeable future, substantially all of our revenue will continue to depend on sales of our TSR, SSR, and QSR products to current customers and a limited number of potential new customers. We also expect to generate revenue through our distribution and OEM partnering arrangements. Generally, these customers and partners are not contractually committed to purchase any minimum quantities of products from us.

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

Common Stock Warrant Discount - Product

In January 2004, in connection with three-year strategic OEM agreement with Nortel Networks, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel Networks with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel Networks achieves certain performance milestones. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and is recorded as a reduction of revenue on a systematic basis, currently straight-line, over the economic life of the agreement, which is expected to be three years. The unamortized balance of $5.8 million is recorded as a Contract Distribution Right in the accompanying balance sheet.

In December 2000, in connection with the execution of a nonexclusive systems and services agreement with AT&T, Avici issued a warrant to purchase 212,500 shares of Avici’s common stock at a per-share exercise price of $110.92. The agreement provides AT&T with the ability, but not the obligation, to purchase equipment and services from Avici. The warrant is nonforfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated to be $9.8 million using the Black-Scholes valuation model, and was deferred as a reduction to equity and was amortized as an offset to gross revenue on a straight-line basis over the three-year term of the agreement. The fair value of the warrant was fully amortized at December 31, 2003.

Cost of Revenue

Cost of Revenue - Product includes material cost, provision for warranty, rework, depreciation and provision for excess and obsolete inventory. Cost of Revenue – Service includes costs associated with providing customer support and maintenance services.

Restructuring Charges

Avici implemented restructuring programs during the third and fourth quarters of 2001 and during the third quarter of 2002, designed to decrease operating expenses and align resources with future growth opportunities. The restructuring programs included workforce reductions, disposal of redundant assets and accrual of lease payments associated with excess facilities. As a result of these programs, we recorded net charges of $1.1 million in 2001 and $0.9 million in 2002. Prior to December 31, 2003, we made all cash payments relating to the restructuring programs except for those associated with future lease payments on excess facility. During the quarter ended March 31, 2004, we paid $0.2 million in lease payments associated with such excess facility. As of March 31, 2004 reserves for future lease payments on this facility are approximately $0.3 million.

Additionally, in the third quarter of 2001, we recorded a charge of $17.2 million as an element of product cost of revenue to reflect a write down of inventories and inventory commitments for long lead-time items that were considered to be in excess of the then foreseeable demand. The charge included commitments to suppliers including ASICs, module components, and TSR bay components totaling approximately $9.6 million and inventory components and finished goods on hand relating to the TSR product, totaling approximately $7.6 million which were identified as in excess of the then forecasted demand for the next 12 months. Since the end of the third quarter of fiscal 2001, we had paid approximately $9.4 million to settle inventory commitments with suppliers, and have discarded approximately $6.3 million of the excess inventory on hand. Since 2001, we have utilized approximately $4.8 million of this inventory including approximately $0.4 million during the first quarter of 2004. Such utilization has been recorded and disclosed primarily as a reduction of cost of revenue in the period utilized. We do not expect significant utilization of such inventory in the future.

We expect telecommunications service providers to continue to maintain conservative levels of capital spending in the near term. However, any decline in spending for certain telecommunications equipment, or any change in our business strategy could necessitate further restructuring and such restructuring could have an adverse impact on the results of operations and financial condition of Avici.

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

Research and Development

Research and development expenses consist primarily of salaries and related employee costs, depreciation expense on laboratory equipment, prototype equipment, materials costs and third-party costs and fees related to the development and prototyping of our proprietary technology. Depreciation expenses have also decreased as prior additions become fully depreciated. In the future, research and development expenses may increase as demand for our products, product features and functionality increases.

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

Stock-based Compensation

Through December 31, 2001, Avici had recorded cumulative non-cash deferred compensation, relating to pre-IPO stock option grants, as an element of stockholders’ equity, representing the aggregate difference between the deemed fair value of Avici’s common stock and the exercise price of stock options and restricted stock granted and the selling price of stock sold. The deferred compensation is being recognized as an expense over the vesting period of the stock options and restricted stock. Avici expects to recognize compensation expense of approximately $0.2 million during the remainder of 2004 related to these grants.

In January 2004, Avici granted 30,000 shares of restricted stock to certain key employees of the Company. The shares vest on a quarterly basis over four quarters ending in January 2005. The value of the shares at the date of grant was $0.4 million and will be charged to expenses on a straight-line basis over the vesting period commencing in the first quarter of 2004 and is included in sales and marketing, general and administrative and research and development expenses. Avici expects to recognize compensation expense of approximately $0.3 million during the remainder of 2004 related to these grants.

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

Warranty Liabilities

Our warranties require us to repair or replace defective products returned to us during the warranty period at no cost to the customer. We record an estimate for warranty related costs at the time of sale based on our actual historical return rates and repair costs. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.

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

Results of Operations

Revenue

Total gross revenue decreased $0.6 million to $7.0 million for the first quarter of 2004 from $7.6 million for the first quarter of 2003.

Gross product revenue decreased $0.9 million to $5.8 million in the first quarter of 2004 from $6.7 million in the first quarter of 2003 primarily due to a decrease in our product volume from our customers as a result of uneven customer order patterns from period to period. Net product revenue, after warrant amortization of $0.5 million and $0.8 million in the first quarter of 2004 and 2003 respectively, decreased $0.6 million to $5.3 million in the 2004 period from $5.9 million in the 2003 period.

Service revenue increased $0.2 million to $1.1 million in the first quarter of 2004 from $0.9 million in the first quarter of 2003. Service revenue increased in the 2004 period primarily due to a larger installed base of products.

Two customers accounted for more than 10% of net revenue each in the 2004 period. Three customers accounted for more than 10% of net revenue each in the 2003 period.

Cost of Revenue

Total cost of revenue decreased $1.3 million to $2.7 million in the first quarter of 2004 from $4.0 million in the first quarter of 2003. Product cost of revenue was 39% and 56% of product net revenue in the 2004 and 2003 periods, respectively. Product cost of revenue in the 2004 period is net of credits for the utilization of inventory previously reserved of $0.2 million related to the one time $17.2 million inventory related charge recorded in 2001 as a result of industry downturn. The lower percentage in 2004 is primarily due to lower costs associated with changes in our product mix in 2004, cost reductions achieved with key suppliers and reductions of fixed costs, as well as larger inventory utilization credits in 2004.

Product cost of revenue as a percentage of product net revenue is affected by changes in the mix of products sold, discounts, channels of distribution, changes in material costs, excess inventory and obsolescence charges, changes in volume and pricing competition. We anticipate product cost of revenue as a percentage of product net revenue will increase in the future due to an expected increase in sales through distribution channels, which are typically at a higher discount.

Service cost of revenue was 52% and 82% of service revenue in the 2004 and 2003 periods, respectively. The lower percentage in the 2004 is primarily the result of lower depreciation costs on service related capital equipment.

Research and Development

Research and development expenses decreased $2.2 million to $9.1 million for the first quarter of 2004 from $11.3 million for the first quarter of 2003. The decrease in the first quarter of 2004 was primarily due to a reduction in depreciation expenses, lower project and personnel related costs, and other discretionary spending reductions, partially offset by an increase in outside contract services.

Sales and Marketing

Sales and marketing expenses decreased $0.1 million to $2.7 million for the first quarter of 2004 from $2.8 million for the first quarter of 2003. The decrease in the first quarter of 2004 was primarily due to a reduction in recruiting costs.

General and Administrative

General and administrative expenses decreased $0.2 million to $1.3 million for the first quarter of 2004 from $1.5 million for the first quarter of 2003. The decrease in the first quarter of 2004 was primarily due to a reduction in depreciation expenses and other spending decreases.

Stock-Based Compensation

Stock-based compensation, associated with pre-IPO stock option grants, decreased $0.4 million to $0.1 million for the first quarter of 2004 from $0.5 million for the first quarter of 2003. The decrease in the first quarter of 2004 is primarily the result of certain option grants becoming fully vested and the related compensation becoming fully amortized, as well as the forfeiture of stock options associated with employee terminations.

Interest Income, Net

Interest income decreased $0.3 million to $0.4 million for the first quarter of 2004 from $0.7 million for the first quarter of 2003. The decrease in the first quarter of 2004 is primarily due to the decrease in invested cash balances resulting from the use of cash to fund operations and lower investment yields available in the market.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, equipment lease financing. From inception through March 31, 2004, we raised approximately $410.3 million from these equity offerings. During the first three months of 2004, we used $3.6 million in cash for operating activities, compared to $10.3 million used during the first three months of 2003. The decrease in cash usage in the 2004 period as compared to the 2003 period is a result of reduced operating losses and a decrease in working capital net of $0.4 million of product purchases at March 31, 2004 reclassified as inventory from property and equipment. We expect working capital requirements will increase further in the future if product sales increase, creating larger customer receivable balances and the need to build inventory in advance of shipment. In addition, we expect to selectively invest in infrastructure costs needed to support the scale of operations. We also anticipate the accrual for excess facility costs of $0.3 million to be fully paid by the end of the third quarter of 2004.

Purchases of property and equipment were $1.6 million during the first three months of 2004 and comparable to $1.5 million for the first three months of 2003. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect that capital expenditures will be between $6 million and $8 million during the remaining nine months of 2004. Proceeds from employee stock plans provided $3.1 million during the first three months of 2004.

We expect that working capital and capital expenditure requirements may increase if product sales increase, creating larger customer receivable balances, the need to build inventory in advance of shipment and the need for increased levels of test and management information systems equipment. At March 31, 2004, we had cash and cash equivalents of $40.2 million, short-term marketable securities of $32.4 million, and long-term marketable securities of $21.2 million, totaling $93.8 million. In addition, $0.4 million of restricted cash is included in the current and long-term portions of other assets as deposits for facility related obligations. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our normal operating and capital requirements for the next 24 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Contractual Obligations

At March 31, 2004 our contractual obligations, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year	Operating Leases	Inventory Purchase Commitment	Total
2004 (remainder of the year)	$1,016	$6,866	$7,882

2005	1,061	—	1,061

2006	1,115	—	1,115

2007	743	—	743

Thereafter	—	—	—

Total future contractual commitments	$3,935	$6,866	$10,801

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

Off-Balance Sheet Arrangements

As of March 31, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management’s plans and objectives for future operations, as well as statements regarding the strategy and plans of Avici. Our actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference or otherwise affect our future results of operations include the limited number of customers; continuing acceptance of our products and product enhancements; customer purchasing patterns and commitments; the size, timing and recognition of revenue from customers; our ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and our ability to predict and respond to market developments; the failure to keep pace with the rapidly changing requirements of our customers; our ability to attract and retain key personnel; the development and expansion of our direct sales force and/or other distributor channels; risks associated with management of growth; risks associated with international expansion; our ability to obtain component parts; our being held liable for defects or errors in our products; our ability to identify, acquire and integrate acquisition targets; our ability to obtain additional financing; our failure to comply with the listing requirements of the Nasdaq National Market System; the expense of defending and the outcome of pending and future litigation and investigations (including whether or not the Court approves the proposed settlement with the plaintiffs in the New York securities litigation); the adequacy of our insurance to cover our obligations with respect to the ultimate resolution of any pending or future litigation matters; as well as risks of a further downturn in economic conditions generally, and in the telecommunications industry specifically, and risks associated with competition and competitive pricing pressures. For a more detailed description of the risk factors associated with Avici, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. Avici has not created, nor has an interest in a variable interest entity. As a result, the provisions of FIN No. 46 did not have a material impact on Avici’s consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2004, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

Exchange Rate Sensitivity

We operate primarily in the United States, and international sales historically have been in U.S. dollars and are expected to continue in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations. If we expand our presence in foreign markets and consummate sales denominated in foreign currencies, our exposure to foreign currency rate fluctuations could be material in the future.

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

In June 2003, Avici elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against Avici and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, Avici and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

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

Avici filed a Report on Form 8-K dated January 29, 2004 to furnish a press release whereby Avici provided its first quarter financial results and announced that it planned to hold a conference call regarding its financial results for the quarter ended December 31, 2003 on January 29, 2004.

Avici filed a Report on Form 8-K dated March 19, 2004 to furnish a press release whereby Avici provided its expected gross revenue and other information for the quarter ended March 31, 2004.

Avici filed a Report on Form 8-K dated April 22, 2004 to furnish a press release whereby Avici provided its first quarter financial results and announced that it planned to hold a conference call regarding its financial results for the quarter ended March 31, 2004 on April 22, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVICI SYSTEMS INC.

Date May 10, 2004	By:	/s/ Paul F. Brauneis
Paul F. Brauneis Chief Financial Officer, Treasurer, Senior Vice President of Finance and Administration, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002