Form 10-Q
period 2004-06-30
AVICI SYSTEMS INC
filed 2004-08-06
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

At August 4, 2004 12,679,441 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

AVICI SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

*	No information provided due to inapplicability of item.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVICI SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$32,780	$22,374
Marketable securities	27,494	41,240
Trade accounts receivable, net	9,655	6,620
Inventories	2,414	1,206
Prepaid expenses and other current assets	932	1,200

Total current assets	73,275	72,640

Property and equipment, net	8,270	10,658
Long-term marketable securities	24,642	32,316
Contract distribution rights	5,267	—
Other assets	244	432

Total assets	$111,698	$116,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of capital lease obligations	$—	$46
Accounts payable	7,020	5,539
Accrued payroll and payroll-related costs	2,490	3,869
Accrued restructuring costs	64	412
Accrued other	3,457	3,264
Deferred revenue	3,812	2,689

Total current liabilities	16,843	15,819

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized – 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.0001 par value: Authorized – 250,000,000 shares Issued– 13,150,711 shares at June 30, 2004 and 12,715,941 shares at December 31, 2003	1	1
Additional paid-in capital	463,622	458,567
Common stock warrants	18,521	12,200
Subscription receivable	(2,500)	(2,500)
Treasury Stock, at cost – 484,790 shares and 482,308 shares at June 30, 2004 and December 31, 2003, respectively	(2,143)	(2,108)
Deferred compensation	(1,682)	(315)
Accumulated deficit	(380,964)	(365,618)

Total stockholders’ equity	94,855	100,227

Total liabilities and stockholders’ equity	$111,698	$116,046

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Product	$10,423	$8,827	$16,243	$15,490
Service	1,674	1,020	2,808	1,947

Total gross revenue	12,097	9,847	19,051	17,437
Common stock warrant discount – product	(527)	(817)	(1,054)	(1,634)

Net revenue	11,570	9,030	17,997	15,803

Cost of revenue – product	5,041	2,899	7,097	6,160
Cost of revenue – service	562	737	1,156	1,499

Total cost of revenue	5,603	3,636	8,253	7,659

Gross margin	5,967	5,394	9,744	8,144

Operating expenses:
Research and development (1)	7,803	12,725	16,888	24,066
Sales and marketing (1)	3,267	2,671	5,972	5,472
General and administrative (1)	1,437	1,588	2,772	3,129
Stock-based compensation	43	286	180	738

Total operating expenses	12,550	17,270	25,812	33,405

Loss from operations	(6,583)	(11,876)	(16,068)	(25,261)
Interest income, net	315	563	722	1,248

Net loss	$(6,268)	$(11,313)	$(15,346)	$(24,013)

Net loss per basic and diluted share	$(0.50)	$(0.92)	$(1.22)	$(1.95)

Weighted average common shares used in computing basic and diluted net loss per share	12,642,438	12,269,962	12,536,760	12,305,437

(1) Excludes certain non-cash, stock-based compensation, as follows:
Research and development	$38	$159	$137	$435
Sales and marketing	4	73	27	161
General and administration	1	54	16	142

	$43	$286	$180	$738

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(15,346)	$(24,013)
Adjustments to reconcile net loss to net cash used in operating activities –
Depreciation and amortization	5,880	11,501
Expense associated with issuance of common stock warrants	1,054	1,634
Compensation expense associated with stock based compensation to employees and consultants	432	738
Changes in current assets and liabilities:
Trade accounts receivable	(3,035)	(6,127)
Inventories	(1,208)	260
Prepaid expenses and other current assets	456	456
Accounts payable	1,481	1,688
Accrued payroll and payroll related	(1,379)	866
Accrued restructuring costs	(348)	(512)
Accrued other	191	(736)
Deferred revenue	1,123	(3,124)

Cash used in operating activities	(10,699)	(17,369)

Cash Flows from Investing Activities:
Maturity of marketable securities	39,070	41,901
Purchases of marketable securities	(17,650)	(24,767)
Purchases of property and equipment	(3,492)	(2,869)

Cash provided by investing activities	17,928	14,265

Cash Flows from Financing Activities:
Proceeds from employee stock plans	109	94
Repurchase of stock	(35)	(934)
Proceeds from exercise of options	3,149	—
Payments on capital lease obligations	(46)	(466)

Cash provided by (used in) financing activities	3,177	(1,306)

Net increase (decrease) in Cash and Cash Equivalents	10,406	(4,410)
Cash and Cash Equivalents, Beginning of Period	22,374	28,707

Cash and Cash Equivalents, End of Period	$32,780	$24,297

See accompanying notes.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except per share data)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (“Avici” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of Avici, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2004 and December 31, 2003 and the operating results and cash flows for the periods ended June 30, 2004 and 2003. These consolidated financial statements and notes should be read in conjunction with Avici’s consolidated audited financial statements and notes thereto for the year ended December 31, 2003, which appear in Avici’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2004.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

Avici recognizes revenue from product sales upon shipment to customers, including resellers, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, Avici recognizes revenue when those uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). Avici uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. Revenue from support and maintenance contracts is recognized ratably over the period of the related agreements. Revenue from installation and other services is recognized as the work is performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

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

Avici establishes warranty reserves for costs expected to be incurred after the sale and delivery of product for deficiencies as required under specific product warranty provisions. The warranty reserves are determined based on the actual trend of historical charges incurred over the prior twelve-month period excluding any significant or infrequent issues, which are specifically identified and reserved for. The warranty liability is established when it is probable that customers will make claims and when a reasonable estimate of costs can be made. Warranty reserves are included in “accrued other” in the accompanying consolidated balance sheets.

Balance at December 31, 2003	$1,116
Warranties issued during the period	676
Settlements made during the period	(442)

Balance at June 30, 2004	$1,350

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

Cash, cash equivalents and marketable securities consist of the following:

	June 30, 2004	December 31, 2003
Cash and cash equivalents	$32,780	$22,374
Marketable securities	27,494	41,240

Subtotal	60,274	63,614
Long-term marketable securities	24,642	32,316

	$84,916	$95,930

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

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30, 2004	December 31, 2003
Finished goods	$2,359	$1,055
Raw materials	55	151

	$2,414	$1,206

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

(h) Comprehensive Income

Comprehensive income (loss) is the total of net income and all other nonowner changes in equity, including items such as unrealized gains (losses) on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive loss equaled net loss for all periods presented.

(i) Disclosures about Segments of an Enterprise

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

(j) Stock-Based Compensation

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

If compensation cost had been determined for stock option grants to employees based on the provisions of SFAS No. 123 the effect on net loss and net loss per share would have been as follows:

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net loss, as reported	$(6,268)	$(11,313)	$(15,346)	$(24,013)
Deduct: Stock-based employee compensation expense included in reported net loss	184	286	432	738
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(999)	(1,893)	(2,030)	(3,481)

Pro forma net loss	$(7,083)	$(12,920)	$(16,944)	$(26,756)

Basic and diluted net loss per share:
As reported	$(0.50)	$(0.92)	$(1.22)	$(1.95)
Pro forma	$(0.56)	$(1.05)	$(1.35)	$(2.17)

In January 2004, Avici granted 30,000 shares of restricted stock to certain key employees of the Company. The shares vest on a quarterly basis over four quarters ending in January 2005. The value of the shares at the date of grant was $0.4 million and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the vesting period.

In June 2004, Avici granted 120,000 shares of restricted stock to certain key employees of the Company. The shares vest five years from the grant date. Vesting may be accelerated upon the achievement of certain pre-defined performance milestones. The value of the shares at the date of grant was $1.3 million and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the five year vesting period. If the performance milestones are achieved and vesting is accelerated, the remaining unamortized value of the shares will be charged to expenses in the period in which performance is achieved.

(k) Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 applies immediately to variable interest entities, commonly referred to as special-purpose entities, in the first reporting period ending after December 15, 2003. It applies in the first fiscal year or interim period ending after March 15, 2004, to all other variable interest entities in which an enterprise holds a variable interest. Avici has not created, nor has an interest in a variable interest entity. As a result, the provisions of FIN No. 46 did not have a material impact on Avici’s consolidated financial position or results of operations.

NOTE 3. STOCKHOLDERS’ EQUITY

Common Stock Warrant Discount - Product

In January 2004, in connection with three-year strategic OEM agreement with Nortel Networks, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel Networks with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel Networks achieves certain performance milestones. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and is recorded as a reduction of revenue on a systematic basis, currently straight-line, over the economic life of the agreement, which is expected to be three years. The unamortized balance of $5.3 million at June 30, 2004 is recorded as a Contract Distribution Right in the accompanying balance sheet.

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

NOTE 4. RESTRUCTURING AND OTHER CHARGES

Avici implemented restructuring programs during the third and fourth quarters of 2001 and during the third quarter of 2002 and recorded cumulative net charges of $2.0 million. During the six months ended June 30, 2004, Avici paid $0.4 million in lease payments associated with those charges. As of June 30, 2004, the remaining liability for future lease payments is approximately $0.1 million, which will be fully liquidated in July of 2004.

Additionally, in the third quarter of 2001, Avici recorded a charge of $17.2 million as an element of product cost of revenue to reflect a write down of inventories and inventory commitments for long lead-time items that were considered to be in excess of the then foreseeable demand. The charge included commitments to suppliers including ASICs, module components, and TSR bay components totaling approximately $9.6 million and inventory components and finished goods on hand relating to the TSR product, totaling approximately $7.6 million which were identified as in excess of the then forecasted demand for the next 12 months. Since the end of the third quarter of fiscal 2001, Avici has paid approximately $9.4 million to settle inventory commitments with suppliers, and has discarded approximately $6.3 million of the excess inventory on hand. Since 2001, Avici has utilized approximately $5.2 million of this inventory including approximately $0.8 million during the first six months of 2004. Such utilization has been recorded and disclosed primarily as a reduction of cost of revenue in the period utilized. Avici does not expect significant utilization of such inventory in the future.

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

The parties to the proposed settlement have drafted formal settlement documents and requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. If preliminary Court approval is obtained, notice of the proposed settlement will be sent to the class members, and a motion will then be made for final Court approval of the proposed settlement. Consummation of the proposed settlement remains conditioned on, among other things, receipt of both preliminary and final Court approval. If the proposed settlement described above is not consummated, Avici intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, Avici believes that the underwriters may have an obligation to indemnify Avici for the legal fees and other costs of defending this suit and that Avici’s directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. While Avici can make no promises or guarantees as to the outcome of these proceedings, Avici believes that the final result of these actions will have no material effect on Avici’s consolidated financial condition, results of operations or cash flows.

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

Since our inception, we have incurred significant losses. As of June 30, 2004, we had an accumulated deficit of $381 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICs, and software, and system testing our Terabit Switch Router (TSR®). Revenue was first recognized during the first quarter of 2000. Since then we have also built our administrative, marketing, sales, customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. During 2001 and 2002 we took actions to realign our cost structure in reaction to industry conditions resulting in a significant decrease in capital spending by telecommunications service providers. We expect that sales and marketing, research and development, and general and administrative expenses will increase from current levels as our business expands. As a result, we will need to generate significant revenues to achieve and maintain profitability.

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

Our target end-user customers include incumbent local exchange carriers, inter-exchange carriers, postal telephone and telegraph operators (PTTs or international incumbent operators), international competitive carriers, Internet service providers, and agencies of the United States government. Our products have been deployed at AT&T Corp. (AT&T), Qwest Communications (Qwest), several agencies of the United States government, and in laboratory environments including the France Telecom R&D VTHD research network and Chung Hwa Telecom, among others and in Greater China through our distribution partner, Huawei. Our products are currently in trials and tests with additional prospective customers, both internationally and domestically. There can be no assurance as to the timing of the completion of these trials and tests or that their outcome will be favorable.

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

Common Stock Warrant Discount - Product

In January 2004, in connection with three-year strategic OEM agreement with Nortel Networks, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel Networks with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel Networks achieves certain performance milestones. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and is recorded as a reduction of revenue on a systematic basis, currently straight-line, over the economic life of the agreement, which is expected to be three years. The unamortized balance of $5.3 million at June 30, 2004 is recorded as a Contract Distribution Right in the accompanying balance sheet.

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

Restructuring Charges

Avici implemented restructuring programs during the third and fourth quarters of 2001 and during the third quarter of 2002 and recorded cumulative net charges of $2.0 million. During the six months ended June 30, 2004, we paid $0.4 million in lease payments associated with those charges. As of June 30, 2004, the remaining liability for future lease payments is approximately $0.1 million, which will be fully liquidated in July of 2004.

Additionally, in the third quarter of 2001, we recorded a charge of $17.2 million as an element of product cost of revenue to reflect a write down of inventories and inventory commitments for long lead-time items that were considered to be in excess of the then foreseeable demand. The charge included commitments to suppliers including ASICs, module components, and TSR bay components totaling approximately $9.6 million and inventory components and finished goods on hand relating to the TSR product, totaling approximately $7.6 million which were identified as in excess of the then forecasted demand for the next 12 months. Since the end of the third quarter of fiscal 2001, we had paid approximately $9.4 million to settle inventory commitments with suppliers, and have discarded approximately $6.3 million of the excess inventory on hand. Since 2001, we have utilized approximately $5.2 million of this inventory including approximately $0.8 million during the first six months of 2004. Such utilization has been recorded and disclosed primarily as a reduction of cost of revenue in the period utilized. We do not expect significant utilization of such inventory in the future.

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

Research and Development

Research and development expenses consist primarily of salaries and related employee costs, depreciation expense on laboratory equipment and project costs, namely, prototype equipment, materials costs and third-party costs and fees related to the development and prototyping of our proprietary technology. Depreciation expenses have also decreased as current capital expenditures are lower than prior years’ additions which have become fully depreciated. In the future, research and development expenses may increase as additional resources become necessary to further support our channel partners and to remain competitive as demand for new products, product features and functionality increases.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related employee costs, sales commissions, travel, public relations, training and other costs associated with marketing material and tradeshows. In the future, we expect sales and marketing expenses may increase as demand for our products increases and we broaden our sales infrastructure, establish sales offices in new locations domestically and internationally, initiate new marketing programs and invest to further support our channel partners.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel and professional fees. In the future, we expect that general and administrative expenses may increase as we add personnel and incur additional costs related to the growth of our business.

Stock-based Compensation

Through December 31, 2001, Avici had recorded cumulative non-cash deferred compensation, relating to pre-IPO stock option grants, as an element of stockholders’ equity, representing the aggregate difference between the deemed fair value of Avici’s common stock and the exercise price of stock options and restricted stock granted and the selling price of stock sold. The deferred compensation is being recognized as an expense over the vesting period of the stock options and restricted stock. Avici expects to recognize compensation expense of approximately $0.1 million during the remainder of 2004 related to these grants.

In January 2004, Avici granted 30,000 shares of restricted stock to certain key employees of the Company. The shares vest on a quarterly basis over four quarters ending in January 2005. The value of the shares at the date of grant was $0.4 million and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the vesting period. Avici expects to recognize compensation expense of approximately $0.2 million during the remainder of 2004 related to these grants.

In June 2004, Avici granted 120,000 shares of restricted stock to certain key employees of the Company. The shares vest five years from the grant date. Vesting may be accelerated upon the achievement of certain pre-defined performance milestones. The value of the shares at the date of grant was $1.3 million and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the five year vesting period. If the performance milestones are achieved and vesting is accelerated, the remaining unamortized value of the shares will be charged to expenses in the period in which performance is achieved.

Critical Accounting Policies

Avici considers the following accounting policies related to revenue recognition, cost of revenue – service, inventory valuation, warranty liabilities, and long-lived assets to be critical accounting policies due to the estimation processes and judgments involved in each. Avici bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Avici recognizes revenue from product sales upon shipment to customers, including resellers, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, Avici recognizes revenue when those uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). Avici uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. We also generate revenue from support and maintenance as well as installation and service. We defer revenue from support and maintenance contracts and recognize it ratably over the period of the related agreements. We recognize revenue from installation and other services as the work is performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. In the event the Company is unable to meet one or all of the above criteria on a timely basis, revenue recognized for any reporting period could be adversely affected.

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

Results of Operations

Revenue

Total gross revenue increased $2.3 million to $12.1 million in the second quarter of 2004 from $9.8 million in the second quarter of 2003. Total gross revenue increased $1.7million to $19.1 million in the first six months in 2004 from $17.4 million for the same period in 2003. Gross product revenue increased $1.6 million to $10.4 million in the second quarter of 2004 from $8.8 million in the second quarter of 2003. Gross product revenue increased $0.7 million to $16.2 million for the first six months in 2004 from $15.5 million for the same period in 2003. The increase in gross product revenue is primarily due to an increase in our product volume through our channel relationships.

Net product revenue, after warrant amortization of $0.5 million and $0.8 million in the second quarter of 2004 and 2003 respectively, increased $1.9 million to $9.9 million for the second quarter of 2004 from $8.0 million for the second quarter of 2003. Net product revenue, after warrant amortization of $1.1 million and $1.6 million in the first six months of 2004 and 2003 respectively, increased $1.3 million to $15.2 million for the first six months in 2004 from $13.9 million for the same period in 2003.

Service revenue increased $0.7 million to $1.7 million in the second quarter of 2004 from $1.0 million in the second quarter of 2003. Service revenue increased $0.9 million to $2.8 million for the first six months in 2004 from $1.9 million for the same period in 2003. The increase in service revenue relates to a period over period increase in our installed base of products.

Huawei and AT&T each contributed in excess of 10% of gross revenue in the second quarter of 2004 and Huawei, AT&T and Nortel each contributed in excess of 10% of gross revenue in the first six months in 2004. AT&T contributed in excess of 10% of gross revenue in the second quarter of 2003 and AT&T and Qwest each contributed in excess of 10% of gross revenue in the first six months in 2003.

Cost of Revenue

Total cost of revenue increased $2.0 million to $5.6 million in the second quarter of 2004 from $3.6 million in the second quarter of 2003. Total cost of revenue increased $0.6 million to $8.3 million for the first six months in 2004 from $7.7 million for the same period in 2003. Product cost of revenue was 51% and 36% of product net revenue in the second quarter of 2004 and 2003, respectively. Product cost of revenue was 47% and 45% of product net revenue for the first six months in 2004 and 2003, respectively. Product cost of revenue is net of credits for the utilization of inventory previously reserved related to a charge recorded in 2001 resulting from a downturn in industry demand. Such credits were $0.5 million and $0.8 million in the second quarter of 2004 and 2003, respectively and $0.7 million and $0.8 for the first six months in 2004 and 2003, respectively. The higher product cost of revenue as a percentage of product net revenue in the second quarter of 2004 as compared to the second quarter of 2003 was primarily due to customer mix. Revenue in the second quarter of 2004 included a significantly higher percentage of sales through our channel partners, whose average selling price is less than that of direct sales. The slightly higher product cost of revenue as a percentage of product net revenue for the first six months in 2004 as compared to the same period in 2003, was also due to changes in customer mix in the second quarter of 2004 partially offset by cost reductions achieved with key suppliers and reductions of fixed costs in the 2004 period.

Product cost of revenue as a percentage of product net revenue is affected by changes in the mix of products sold, discounts and related pricing, channels of distribution, changes in material costs, excess inventory and obsolescence charges, changes in volume and pricing competition. We anticipate product cost of revenue as a percentage of product net revenue will increase in the near term due to an expected increase in sales through distribution channels, which will typically result in lower margin.

Service cost of revenue was 34% and 72% of service revenue in the second quarter of 2004 and 2003, respectively. Service cost of revenue was 41% and 77% of service revenue for the first six months in 2004 and 2003, respectively. The lower percentage in the 2004 periods is primarily the result of an increase in service revenues due to a larger installed base coupled with lower depreciation costs on service related capital equipment.

Research and Development

Research and development expenses decreased $4.9 million to $7.8 million for the second quarter of 2004 from $12.7 million for the second quarter of 2003. Research and development expenses decreased $7.2 million to $16.9 million for the first six months in 2004 from $24.1 million for the same period in 2003. The decrease in the 2004 periods from the comparable periods in 2003 was primarily due to a reduction in depreciation expenses of $2.7 million and $4.5 million for the three and six months ended June 30, 2004, respectively, as current capital expenditures are lower than prior years’ additions which have become fully depreciated. Also contributing to the decline in the three & six month periods is a reduction in payroll related expenses of $1.2 million and $1.6 million, respectively, primarily due a reduction in employee incentive accruals as performance targets for the six months ended June 30, 2004 were not achieved, and a reduction of project related costs of $0.8 million and $1.3 million, respectively.

Sales and Marketing

Sales and marketing expenses increased $0.6 million to $3.3 million for the second quarter of 2004 from $2.7 million for the second quarter of 2003. Sales and marketing costs increased $0.5 million to $6.0 million for the first six months in 2004 from $5.5 million for the same period in 2003. The increase in the 2004 periods was primarily due to an increase in personnel and related costs such as recruiting, travel and trade shows and support of our distribution channel relationships.

General and Administrative

General and administrative expenses decreased $0.2 million to $1.4 million for the second quarter of 2004 from $1.6 million for the second quarter of 2003. General and administrative costs decreased $0.3 million to $2.8 million for the first six months in 2004 from $3.1 million for the same period in 2003. The decrease in the second quarter of 2004 was primarily due to a reduction in depreciation expenses, lower personnel related costs and other spending decreases.

Stock-Based Compensation

Stock-based compensation, associated with pre-IPO stock option grants, decreased $0.2 million to $0.1 million for the second quarter of 2004 from $0.3 million for the second quarter of 2003. Stock-based compensation, associated with pre-IPO stock option grants, decreased $0.5 million to $0.2 million for the first six months of 2004 from $0.7 million for the same period in 2003. The decrease in the 2004 periods is primarily the result of certain option grants becoming fully vested and the related compensation becoming fully amortized, as well as the forfeiture of stock options associated with employee terminations.

Interest Income, Net

Interest income decreased $0.3 million to $0.3 million for the second quarter of 2004 from $0.6 million for the second quarter of 2003. Interest income decreased $0.5 million to $0.7 million for the first six months in 2004 from $1.2 million for the same period in 2003. The decrease in the 2004 periods is primarily due to the decrease in invested cash balances resulting from the use of cash to fund operations and lower investment yields available in the market.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, equipment lease financing. From inception through June 30, 2004, we raised approximately $410.3 million from these equity offerings. During the first six months of 2004, we used $10.7 million in cash for operating activities, compared to $17.4 million used during the first six months of 2003. The decrease in cash usage in the 2004 period as compared to the 2003 period is a result of reduced operating losses and a decrease in working capital. We expect working capital requirements will increase further in the future if product sales increase, creating larger customer receivable balances and the need to build inventory in advance of shipment. In addition, we expect to selectively invest in infrastructure costs needed to support the scale of operations. As of June 30, 2004, the remaining liability for future lease payments related to excess facility is approximately $0.1 million, which will be fully liquidated in July of 2004.

Purchases of property and equipment were $3.5 million during the first six months of 2004, compared to $2.9 million for the first six months of 2003. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect that capital expenditures will be between $4 million and $6 million during the remaining six months of 2004. Proceeds from employee stock plans provided $3.1 million during the first six months of 2004.

We expect that working capital and capital expenditure requirements may increase if product sales increase, creating larger customer receivable balances, the need to build inventory in advance of shipment and the need for increased levels of test and management information systems equipment. At June 30, 2004, we had cash and cash equivalents of $32.8 million, short-term marketable securities of $27.5 million, and long-term marketable securities of $24.6 million, totaling $84.9 million. In addition, $0.4 million of restricted cash is included in the current and long-term portions of other assets as deposits for facility related obligations. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our normal operating and capital requirements for the next 24 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Contractual Obligations

At June 30, 2004 our contractual obligations, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year	Operating Leases	Inventory Purchase Commitment	Total

2004 (remainder of the year)	$588	$7,442	$8,030

2005	1,061	—	1,061

2006	1,115	—	1,115

2007	743	—	743

Thereafter	—	—	—

Total future contractual commitments	$3,507	$7,442	$10,949

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

Off-Balance Sheet Arrangements

As of June 30, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management’s plans and objectives for future operations, as well as statements regarding the strategy and plans of Avici. Our actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference or otherwise affect our future results of operations include the limited number of customers; continuing acceptance of our products and product enhancements; customer purchasing patterns and commitments; the size, timing and recognition of revenue from customers; the success of our channel relationships; our ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and our ability to predict and respond to market developments; the failure to keep pace with the rapidly changing requirements of our customers; our ability to attract and retain key personnel; the development and expansion of our direct sales force and/or other distributor channels; risks associated with management of growth; risks associated with international expansion; our ability to obtain component parts; our being held liable for defects or errors in our products; our ability to identify, acquire and integrate acquisition targets; our ability to obtain additional financing; our failure to comply with the listing requirements of the Nasdaq National Market System; the expense of defending and the outcome of pending and future litigation and investigations (including whether or not the Court approves the proposed settlement with the plaintiffs in the New York securities litigation); the adequacy of our insurance to cover our obligations with respect to the ultimate resolution of any pending or future litigation matters; as well as risks of a further downturn in economic conditions generally, and in the telecommunications industry specifically; and risks associated with competition and competitive pricing pressures. For a more detailed description of the risk factors associated with Avici, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 applies immediately to variable interest entities, commonly referred to as special-purpose entities, in the first reporting period ending after December 15, 2003. It applies in the first fiscal year or interim period ending after March 15, 2004, to all other variable interest entities in which an enterprise holds a variable interest. Avici has not created, nor has an interest in a variable interest entity. As a result, the provisions of FIN No. 46 did not have a material impact on Avici’s consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2004, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

The parties to the proposed settlement have drafted formal settlement documents and requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. If preliminary Court approval is obtained, notice of the proposed settlement will be sent to the class members, and a motion will then be made for final Court approval of the proposed settlement. Consummation of the proposed settlement remains conditioned on, among other things, receipt of both preliminary and final Court approval. If the proposed settlement described above is not consummated, Avici intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, Avici believes that the underwriters may have an obligation to indemnify Avici for the legal fees and other costs of defending this suit and that Avici’s directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. While Avici can make no promises or guarantees as to the outcome of these proceedings, Avici believes that the final result of these actions will have no material effect on Avici’s consolidated financial condition, results of operations or cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Avici’s annual meeting of stockholders held on May 26, 2004, the Stockholders elected the following nominees, each to serve for a three-year term as a Class I Director and until their successors are elected and appointed:

Nominee	For	Withheld
William Ingram	10,813,554	376,737

Robert Schechter	10,912,408	277,833

At the same annual meeting, the stockholders approved by the following vote an amendment to the Company’s Amended 2000 Stock Option and Incentive Plan increasing the aggregate number of shares of common stock authorized for issuance by 1,250,000 shares:

For	Against	Abstention	Broker Non-Votes

3,669,712	2,526,684	32,293	4,961,602

At the same annual meeting, the stockholders ratified the appointment of Ernst & Young LLP as Avici’s independent auditors for the fiscal year ending December 31, 2004 by the following vote:

For	Against	Abstention	Broker Non-Votes

11,071,111	112,778	6,402	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Avici filed a Report on Form 8-K dated April 22, 2004 to furnish a press release whereby Avici provided its first quarter financial results and announced that it planned to hold a conference call regarding its financial results for the quarter ended March 31, 2004 on April 22, 2004.

Avici filed a Report on Form 8-K dated May 27, 2004 to file a press release announcing the appointment of William Leighton as a director to fill the seat vacated by Jim Swartz.

Avici filed a Report on Form 8-K dated July 22, 2004 to furnish a press release whereby Avici provided its second quarter financial results and announced that it planned to hold a conference call regarding its financial results for the quarter ended June 30, 2004 on July 22, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVICI SYSTEMS INC.

Date August 6, 2004	By:	/s/ Paul F. Brauneis
Paul F. Brauneis Chief Financial Officer, Treasurer, Senior Vice President of Finance and Administration, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002