Form 10-Q
period 2004-09-30
AVICI SYSTEMS INC
filed 2004-11-05
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

At November 3, 2004 12,855,273 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

AVICI SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVICI SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$25,247	$22,374
Marketable securities	26,902	41,240
Trade accounts receivable, net	3,118	6,620
Inventories	4,472	1,206
Prepaid expenses and other current assets	1,474	1,200

Total current assets	61,213	72,640

Property and equipment, net	8,480	10,658
Long-term marketable securities	24,534	32,316
Contract distribution rights	4,740	—
Other assets	244	432

Total assets	$99,211	$116,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of capital lease obligations	$—	$46
Accounts payable	4,806	5,539
Accrued payroll and payroll-related costs	2,097	3,869
Accrued restructuring costs	—	412
Accrued other	2,404	3,264
Deferred revenue	4,906	2,689

Total current liabilities	14,213	15,819

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized – 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.0001 par value: Authorized – 250,000,000 shares Issued– 13,330,134 shares at September 30, 2004 and 12,715,941 shares at December 31, 2003	1	1
Additional paid-in capital	463,852	458,567
Common stock warrants	18,521	12,200
Subscription receivable	(2,500)	(2,500)
Treasury Stock, at cost - 487,272 shares and 482,308 shares at September 30, 2004 and December 31, 2003, respectively	(2,171)	(2,108)
Deferred compensation	(1,369)	(315)
Accumulated deficit	(391,336)	(365,618)

Total stockholders’ equity	84,998	100,227

Total liabilities and stockholders’ equity	$99,211	$116,046

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Product	$2,454	$9,353	$18,697	$24,843
Service	1,256	1,108	4,064	3,055

Total gross revenue	3,710	10,461	22,761	27,898
Common stock warrant discount - product	(527)	(817)	(1,581)	(2,451)

Net revenue	3,183	9,644	21,180	25,447

Cost of revenue - product	1,619	2,478	8,716	8,638
Cost of revenue - service	569	819	1,725	2,318

Total cost of revenue	2,188	3,297	10,441	10,956

Gross margin	995	6,347	10,739	14,491

Operating expenses:
Research and development (1)	7,846	11,596	24,734	35,662
Sales and marketing (1)	2,506	2,649	8,478	8,121
General and administrative (1)	1,218	1,520	3,990	4,649
Stock-based compensation	129	152	309	890

Total operating expenses	11,699	15,917	37,511	49,322

Loss from operations	(10,704)	(9,570)	(26,772)	(34,831)
Interest income, net	332	459	1,054	1,707

Net loss	$(10,372)	$(9,111)	$(25,718)	$(33,124)

Net loss per basic and diluted share	$(0.82)	$(0.75)	$(2.04)	$(2.70)

Weighted average common shares used in computing basic and diluted net loss per share	12,686,147	12,189,261	12,586,555	12,266,712

(1) Excludes certain non-cash, stock-based compensation, as follows:
Research and development	$85	$105	$222	$540
Sales and marketing	15	7	42	168
General and administration	29	40	45	182

	$129	$152	$309	$890

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(25,718)	$(33,124)
Adjustments to reconcile net loss to net cash used in operating activities –
Depreciation and amortization	7,644	17,246
Expense associated with issuance of common stock warrants	1,581	2,451
Compensation expense associated with stock based compensation to employees and consultants	745	890

Changes in current assets and liabilities:
Trade accounts receivable	3,502	186
Inventories	(3,266)	136
Prepaid expenses and other current assets	(86)	235
Accounts payable	(733)	1,046
Accrued payroll and payroll related	(1,772)	419
Accrued restructuring costs	(412)	(699)
Accrued other	(876)	(585)
Deferred revenue	2,217	(3,071)

Cash used in operating activities	(17,174)	(14,870)

Cash Flows from Investing Activities:
Maturity of marketable securities	42,762	66,091
Purchases of marketable securities	(20,642)	(51,994)
Purchases of property and equipment	(5,466)	(4,468)

Cash provided by investing activities	16,654	9,629

Cash Flows from Financing Activities:
Proceeds from employee stock plans	109	122
Repurchase of stock	(63)	(1,404)
Proceeds from exercise of options	3,393	—
Payments on capital lease obligations	(46)	(603)

Cash provided by (used in) financing activities	3,393	(1,885)

Net increase (decrease) in Cash and Cash Equivalents	2,873	(7,126)

Cash and Cash Equivalents, Beginning of Period	22,374	28,707

Cash and Cash Equivalents, End of Period	$25,247	$21,581

See accompanying notes.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except per share data)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (“Avici” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of Avici, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2004 and December 31, 2003 and the operating results and cash flows for the periods ended September 30, 2004 and 2003. These consolidated financial statements and notes should be read in conjunction with Avici’s consolidated audited financial statements and notes thereto for the year ended December 31, 2003, which appear in Avici’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2004.

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

Balance at December 31, 2003	$1,116
Warranties issued during the period	988
Settlements made during the period	(1,146)

Balance at September 30, 2004	$958

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

Cash, cash equivalents and marketable securities consist of the following:

	September 30, 2004	December 31, 2003
Cash and cash equivalents	$25,247	$22,374
Marketable securities	26,902	41,240

Subtotal	52,149	63,614
Long-term marketable securities	24,534	32,316

	$76,683	$95,930

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

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2004	December 31, 2003
Finished goods	$4,392	$1,055
Raw materials	80	151

	$4,472	$1,206

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

If compensation cost had been determined for stock option grants to employees based on the provisions of SFAS No. 123 the effect on net loss and net loss per share would have been as follows:

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net loss, as reported	$(10,372)	$(9,111)	$(25,718)	$(33,124)
Deduct: Stock-based employee compensation expense included in reported net loss	313	152	745	890
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(1,047)	(41)	(3,076)	(3,522)

Pro forma net loss	$(11,106)	$(9,000)	$(28,049)	$(35,756)

Basic and diluted net loss per share:
As reported	$(0.82)	$(0.75)	$(2.04)	$(2.70)
Pro forma	$(0.88)	$(0.74)	$(2.23)	$(2.91)

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

NOTE 3. STOCKHOLDERS’ EQUITY

Common Stock Warrant Discount - Product

In January 2004, in connection with three-year strategic OEM agreement with Nortel Networks, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel Networks with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel Networks achieves certain performance milestones. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and is recorded as a reduction of revenue on a systematic basis, currently straight-line, over the economic life of the agreement, which is expected to be three years. The unamortized balance of $4.7 million at September 30, 2004 is recorded as a Contract Distribution Right in the accompanying balance sheet.

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

NOTE 4. RESTRUCTURING AND OTHER CHARGES

Avici implemented restructuring programs during the third and fourth quarters of 2001 and during the third quarter of 2002 and recorded cumulative net charges of $2.0 million. During the nine months ended September 30, 2004, Avici paid $0.4 million in lease payments associated with those charges. As of September 30, 2004, all payments associated with these programs have been made.

Additionally, in the third quarter of 2001, Avici recorded a charge of $17.2 million as an element of product cost of revenue to reflect a write down of inventories and inventory commitments for long lead-time items that were considered to be in excess of the then foreseeable demand. The charge included commitments to suppliers including ASICs, module components, and TSR bay components totaling approximately $9.6 million and inventory components and finished goods on hand relating to the TSR product, totaling approximately $7.6 million which were identified as in excess of the then forecasted demand for the next 12 months. Since the end of the third quarter of fiscal 2001, Avici has paid approximately $9.4 million to settle inventory commitments with suppliers, and has discarded approximately $6.3 million of the excess inventory on hand. Since 2001, Avici has utilized approximately $5.3 million of this inventory including approximately $0.9 million during the first nine months of 2004. Such utilization has been recorded and disclosed primarily as a reduction of cost of revenue in the period utilized. Avici does not expect significant utilization of such inventory in the future.

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

In June 2003, Avici elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against Avici and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling less than $1 billion are obtained by the class members from the underwriter defendants, the class members will be entitled to recover the difference between $1 billion and the aggregate amount of those recoveries from the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, Avici and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds, as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. Avici expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement.

Formal settlement documents, including a stipulation of settlement and related documents, have now been filed with the Court. The plaintiffs in the case against Avici, along with the plaintiffs in the other related cases in which issuer defendants have agreed to the proposed settlement, have requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. If preliminary Court approval is obtained, notice of the proposed settlement will be sent to the class members, and a motion will then be made for final Court approval of the proposed settlement. In mid-September, the Court asked lead counsel for the plaintiffs and for the issuer defendants for additional information concerning the adequacy of the settlement amount and how plaintiffs intend to allocate any consideration paid under the settlement among the more than 300 separate class actions that are included in the settlement. Counsel for the plaintiffs and for the issuer defendants are in the process of providing the Court the information it has requested.

Consummation of the proposed settlement remains conditioned on, among other things, receipt of both preliminary and final Court approval. If the Court preliminarily approves the proposed settlement, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

If the proposed settlement described above is not consummated, Avici intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, Avici believes that the underwriters may have an obligation to indemnify Avici for the legal fees and other costs of defending this suit, and that Avici’s directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. While Avici can make no promises or guarantees as to the outcome of these proceedings, Avici believes that the final result of these actions will have no material effect on Avici’s consolidated financial condition, results of operations or cash flows.

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

Since our inception, we have incurred significant losses. As of September 30, 2004, we had an accumulated deficit of $391.3 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICs, and software, and system testing our Terabit Switch Router (TSR®). Revenue was first recognized during the first quarter of 2000. Since then we have also built our administrative, marketing, sales, customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. During 2001 and 2002 we took actions to realign our cost structure in reaction to industry conditions resulting in a significant decrease in capital spending by telecommunications service providers. We expect that sales and marketing, research and development, and general and administrative expenses will increase from current levels as our business expands. As a result, we will need to generate significant revenues to achieve and maintain profitability.

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

In September 2004 we amended our original procurement agreement with AT&T to extend through December 31, 2009. The agreement describes the conditions under which AT&T may purchase equipment and services from us. AT&T has the ability, but not the obligation to purchase equipment and services from us. The agreement has no minimum purchase commitment associated with it.

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

Common Stock Warrant Discount - Product

In January 2004, in connection with three-year strategic OEM agreement with Nortel Networks, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel Networks with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel Networks achieves certain performance milestones. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and is recorded as a reduction of revenue on a systematic basis, currently straight-line, over the economic life of the agreement, which is expected to be three years. The unamortized balance of $4.7 million at September 30, 2004 is recorded as a Contract Distribution Right in the accompanying balance sheet.

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

Cost of Revenue

Cost of Revenue - Product includes material cost, provision for warranty, rework, depreciation and provision for excess and obsolete inventory. We outsource our manufacturing operations to contract manufacturers that assemble and test our products in accordance with our specifications. Accordingly, a significant portion of our product cost is material cost paid to these entities. Avici’s cost of revenue also includes overhead costs, primarily for material procurement associated with our manufacturing. Warranty costs and inventory provisions are expensed as cost of revenue-product.

Cost of Revenue – Service includes costs associated with providing customer support and maintenance services.

Restructuring Charges

Avici implemented restructuring programs during the third and fourth quarters of 2001 and during the third quarter of 2002 and recorded cumulative net charges of $2.0 million. During the nine months ended September 30, 2004, we paid $0.4 million in lease payments associated with those charges. As of September 30, 2004, all payments associated with these programs have been made.

Additionally, in the third quarter of 2001, we recorded a charge of $17.2 million as an element of product cost of revenue to reflect a write down of inventories and inventory commitments for long lead-time items that were considered to be in excess of the then foreseeable demand. The charge included commitments to suppliers including ASICs, module components, and TSR bay components totaling approximately $9.6 million and inventory components and finished goods on hand relating to the TSR product, totaling approximately $7.6 million which were identified as in excess of the then forecasted demand for the next 12 months. Since the end of the third quarter of fiscal 2001, we had paid approximately $9.4 million to settle inventory commitments with suppliers, and have discarded approximately $6.3 million of the excess inventory on hand. Since 2001, we have utilized approximately $5.3 million of this inventory including approximately $0.9 million during the first nine months of 2004. Such utilization has been recorded and disclosed primarily as a reduction of cost of revenue in the period utilized. We do not expect significant utilization of such inventory in the future.

We expect telecommunications service providers to continue to maintain conservative levels of capital spending in the near term. However, any decline in spending for certain telecommunications equipment, or any change in our business strategy could necessitate further restructuring and such restructuring could have an adverse impact on the results of operations and financial condition of Avici.

Research and Development

Research and development expenses consist primarily of salaries and related employee costs, depreciation expense on laboratory equipment and project costs, namely, prototype equipment, materials costs and third-party costs and fees related to the development and prototyping of our proprietary technology. Depreciation expenses have decreased as current capital expenditures are lower than prior years’ additions which have become fully depreciated. In the future, research and development expenses may increase as additional resources become necessary to further support our channel partners and to remain competitive as demand for new products, product features and functionality increases.

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

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel as well as professional and compliance related fees. In the future, we expect that general and administrative expenses may increase as we add personnel and incur additional costs related to the growth of our business and increased compliance requirements.

Stock-based Compensation

Through December 31, 2001, Avici had recorded cumulative non-cash deferred compensation, relating to pre-IPO stock option grants, as an element of stockholders’ equity, representing the aggregate difference between the deemed fair value of Avici’s common stock and the exercise price of stock options and restricted stock granted and the selling price of stock sold. The deferred compensation has been recognized as an expense over the vesting period of the stock options and restricted stock and have been fully expensed as of September 30, 2004.

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

Results of Operations

Revenue

Total gross revenue decreased $6.8 million to $3.7 million in the third quarter of 2004 from $10.5 million in the third quarter of 2003. Total gross revenue decreased $5.1 million to $22.8 million in the first nine months in 2004 from $27.9 million for the same period in 2003. Gross product revenue decreased $6.9 million to $2.5 million in the third quarter of 2004 from $9.4 million in the third quarter of 2003. Gross product revenue decreased $6.1 million to $18.7 million for the first nine months in 2004 from $24.8 million for the same period in 2003. The decrease in gross product revenue is primarily due to a decrease in our product volume primarily due to delays in anticipated network build outs and timing of expected orders.

Net product revenue, after warrant amortization of $0.5 million and $0.8 million in the third quarter of 2004 and 2003 respectively, decreased $6.6 million to $1.9 million for the third quarter of 2004 from $8.5 million for the third quarter of 2003. Net product revenue, after warrant amortization of $1.6 million and $2.5 million in the first nine months of 2004 and 2003 respectively, decreased $5.3 million to $17.1 million for the first nine months in 2004 from $22.4 million for the same period in 2003.

Service revenue increased $0.2 million to $1.3 million in the third quarter of 2004 from $1.1 million in the third quarter of 2003. Service revenue increased $1.0 million to $4.1 million for the first nine months in 2004 from $3.1 million for the same period in 2003. The increase in service revenue relates to a period over period increase in our installed base of products.

AT&T, Huawei and Nortel each contributed in excess of 10% of gross revenue in the third quarter of 2004 and in the first nine months in 2004. AT&T contributed in excess of 10% of gross revenue in the third quarter of 2003 and in the first nine months in 2003.

Cost of Revenue

Total cost of revenue decreased $1.1 million to $2.2 million in the third quarter of 2004 from $3.3 million in the third quarter of 2003. Total cost of revenue decreased $0.6 million to $10.4 million for the first nine months in 2004 from $11.0 million for the same period in 2003. Product cost of revenue was 84% and 29% of product net revenue in the third quarter of 2004 and 2003, respectively. Product cost of revenue was 51% and 39% of product net revenue for the first nine months in 2004 and 2003, respectively. Product cost of revenue is net of credits for the utilization of inventory previously reserved related to a charge recorded in 2001 resulting from a downturn in industry demand. Such credits were $43,000 and $0.6 million in the third quarter of 2004 and 2003, respectively, and $0.7 million and $1.4 million for the first nine months in 2004 and 2003, respectively. The higher product cost of revenue as a percentage of product net revenue in the third quarter and the first nine months of 2004 as compared to the 2003 periods was primarily due to utilization of previously reserved inventory during the 2003 periods and to a lesser extent due to lower volume in the 2004 periods.

Product cost of revenue as a percentage of product net revenue is affected by changes in the mix of products sold, discounts and related pricing, channels of distribution, changes in material costs, excess inventory and obsolescence charges, changes in volume and pricing competition. We anticipate product cost of revenue as a percentage of product net revenue will decrease in the near term if revenue levels return to historical levels as compared to the third quarter of 2004. However, in the longer term due to an expected increase in sales through distribution channels, which will typically result in lower margin than in direct sales, we expect that product cost of revenue as a percentage of product net revenue will be higher than historical levels.

Service cost of revenue was 45% and 74% of service revenue in the third quarter of 2004 and 2003, respectively. Service cost of revenue was 42% and 76% of service revenue for the first nine months in 2004 and 2003, respectively. The lower percentage in the 2004 periods is primarily the result of an increase in service revenues due to a larger installed base coupled with lower depreciation costs on service related capital equipment.

Research and Development

Research and development expenses decreased $3.8 million to $7.8 million for the third quarter of 2004 from $11.6 million for the third quarter of 2003. Research and development expenses decreased $11.0 million to $24.7 million for the first nine months in 2004 from $35.7 million for the same period in 2003. The decrease in the 2004 periods from the comparable periods in 2003 was primarily due to a reduction in depreciation expenses of approximately $3.3 million and $8.0 million for the three and nine months ended September 30, 2004, respectively, as current capital expenditures are lower than prior years’ additions, which have become fully depreciated. Also contributing to the decline in the three and nine month periods is a reduction in payroll related expenses of $0.5 million and $2.0 million, respectively, primarily due a reduction in employee incentive costs as performance targets for the nine months ended September 30, 2004 were not achieved. A reduction of project related costs of $1.3 million also contributed to the decrease during the nine months ended September 30, 2004.

Sales and Marketing

Sales and marketing expenses decreased $0.1 million to $2.5 million for the third quarter of 2004 from $2.6 million for the third quarter of 2003. Sales and marketing costs increased $0.4 million to $8.5 million for the first nine months in 2004 from $8.1 million for the same period in 2003. The increase in the first nine months of 2004 as compared to the 2003 period was primarily due to an increase in personnel and related costs, travel and trade shows and support of our distribution channel relationships.

General and Administrative

General and administrative expenses decreased $0.3 million to $1.2 million for the third quarter of 2004 from $1.5 million for the third quarter of 2003. General and administrative costs decreased $0.6 million to $4.0 million for the first nine months in 2004 from $4.6 million for the same period in 2003. The decrease in the 2004 periods was primarily due to a reduction in depreciation expense, lower personnel related costs primarily due to a reduction in incentive costs and other spending decreases.

Stock-Based Compensation

Stock-based compensation, associated with pre-IPO stock option grants, was $0.1 million for the third quarter of 2004 and 2003. Stock-based compensation, associated with pre-IPO stock option grants, decreased $0.6 million to $0.3 million for the first nine months of 2004 from $0.9 million for the same period in 2003. The decrease in the 2004 period is primarily the result of certain option grants becoming fully vested and the related compensation becoming fully amortized, as well as the forfeiture of stock options associated with employee terminations.

Interest Income, Net

Interest income decreased $0.2 million to $0.3 million for the third quarter of 2004 from $0.5 million for the third quarter of 2003. Interest income decreased $0.6 million to $1.1 million for the first nine months in 2004 from $1.7 million for the same period in 2003. The decrease in the 2004 periods is primarily due to the decrease in invested cash balances resulting from the use of cash to fund operations and lower investment yields available in the market.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, equipment lease financing and the sale of stock through the exercise of employee stock options and the employee stock purchase plan. From inception through September 30, 2004, we raised approximately $410.3 million from these equity offerings. During the first nine months of 2004, we used $17.2 million in cash for operating activities, compared to $14.9 million used during the first nine months of 2003. The increase in cash usage in the 2004 period as compared to the 2003 period is a result of increased operating losses before non-cash items such as depreciation and stock compensation expenses. We expect working capital requirements will increase further in the future if product sales increase, creating larger customer receivable balances and the need to build inventory in advance of shipment. In addition, we expect to selectively invest in infrastructure costs needed to support the scale of operations

Purchases of property and equipment were $5.5 million during the first nine months of 2004, compared to $4.5 million for the first nine months of 2003. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect that capital expenditures will be between $2 million and $3 million during the last quarter of 2004. Proceeds from employee stock plans provided $3.4 million during the first nine months of 2004.

We expect that working capital and capital expenditure requirements may increase if product sales increase, creating larger customer receivable balances, the need to build inventory in advance of shipment and the need for increased levels of test and management information systems equipment. At September 30, 2004, we had cash and cash equivalents of $25.2 million, short-term marketable securities of $26.9 million, and long-term marketable securities of $24.5 million, totaling $76.6 million. In addition, $0.2 million of restricted cash is included in the current and long-term portions of other assets as deposits for facility related obligations. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our normal operating and capital requirements for the next 24 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Contractual Obligations

At September 30, 2004 our contractual obligations, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year	Operating Leases	Inventory Purchase Commitment	Total
2004 (remainder of the year)	$552	$5,708	$6,260
2005	1,112	—	1,112
2006	1,115	—	1,115
2007	743	—	743
Thereafter	—	—	—

Total future contractual commitments	$3,522	$5,708	$9,230

Payments made under operating leases will be treated as rent expense for the facilities. We outsource the manufacture and assembly of our products. During the normal course of business, in order to maintain competitive lead times for customers and adequate supply of components, we enter into agreements with certain suppliers to procure inventory based upon criteria defined by us.

Off-Balance Sheet Arrangements

As of September 30, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2004, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

In June 2003, Avici elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against Avici and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling less than $1 billion are obtained by the class members from the underwriter defendants, the class members will be entitled to recover the difference between $1 billion and the aggregate amount of those recoveries from the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, Avici and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds, as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. Avici expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement.

Formal settlement documents, including a stipulation of settlement and related documents, have now been filed with the Court. The plaintiffs in the case against Avici, along with the plaintiffs in the other related cases in which issuer defendants have agreed to the proposed settlement, have requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. If preliminary Court approval is obtained, notice of the proposed settlement will be sent to the class members, and a motion will then be made for final Court approval of the proposed settlement. In mid-September, the Court asked lead counsel for the plaintiffs and for the issuer defendants for additional information concerning the adequacy of the settlement amount and how plaintiffs intend to allocate any consideration paid under the settlement among the more than 300 separate class actions that are included in the settlement. Counsel for the plaintiffs and for the issuer defendants are in the process of providing the Court the information it has requested.

Consummation of the proposed settlement remains conditioned on, among other things, receipt of both preliminary and final Court approval. If the Court preliminarily approves the proposed settlement, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

If the proposed settlement described above is not consummated, Avici intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, Avici believes that the underwriters may have an obligation to indemnify Avici for the legal fees and other costs of defending this suit, and that Avici’s directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. While Avici can make no promises or guarantees as to the outcome of these proceedings, Avici believes that the final result of these actions will have no material effect on Avici’s consolidated financial condition, results of operations or cash flows.

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

ITEM 6. EXHIBITS

(a)	List of Exhibits

Exhibit No.	Exhibit Description
10.1+	Procurement Agreement, dated December 21, 2000, between the Registrant and AT&T Corp.

10.2+	Amendment No. 1, dated January 11, 2002, to Procurement Agreement between Registrant and AT&T Corp.

10.3+	Amendment No. 2, dated March 29, 2002, to Procurement Agreement between Registrant and AT&T Corp.

10.4+	Amendment No. 3, dated March 5, 2003, to Procurement Agreement between Registrant and AT&T Corp.

10.5+	Amendment No. 4, dated September 22, 2004, to Procurement Agreement between Registrant and AT&T Corp.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVICI SYSTEMS INC.

Date November 5, 2004	By:	/s/ Paul F. Brauneis
Paul F. Brauneis Chief Financial Officer, Treasurer, Senior Vice President of Finance and Administration, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1+	Procurement Agreement, dated December 21, 2000, between the Registrant and AT&T Corp.

10.2+	Amendment No. 1, dated January 11, 2002, to Procurement Agreement between Registrant and AT&T Corp.

10.3+	Amendment No. 2, dated March 29, 2002, to Procurement Agreement between Registrant and AT&T Corp.

10.4+	Amendment No. 3, dated March 5, 2003, to Procurement Agreement between Registrant and AT&T Corp.

10.5+	Amendment No. 4, dated September 22, 2004, to Procurement Agreement between Registrant and AT&T Corp.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission