Form 10-K
period 2004-12-31
AVICI SYSTEMS INC
filed 2005-03-11
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

Common Stock, $.0001 Par Value

Indicate by check mark whether the registrant:    (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 2004 was approximately $161,644,353 (based on the closing price of the Registrant’s Common Stock on June 30, 2004 of $13.00 per share).

The number of shares outstanding of the Registrant’s $.0001 par value Common Stock as of March 4, 2005 was 12,945,930.

DOCUMENT INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2004. Portions of such proxy statement are incorporated by reference into Part II, Item 5, and Part III of this Form 10-K.

AVICI SYSTEMS INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2004

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

The Avici core routing product family consists of three chassis and line cards to provide carriers with flexibility in selecting a product that best fits their needs. We offer customers three different equipment configurations, the Terabit Switch Router (TSR™), the Stackable Switch Router (SSR™), and the Quarter-rack Scalable Router (QSR™), and each chassis is configured with our line cards and proprietary software to support a range of speeds, protocols, and carrier services. All three chassis use the same line cards and software to enable carriers of every size to take advantage of Avici’s unique carrier-class technology. Our core routers are designed to provide our customers:

•	Carrier-class reliability to support mission critical and new real-time services on Internet Protocol (IP) networks. Avici routers have achieved 99.999+% system availability in operational networks;

•	In-service modular scalability to enable non-disruptive incremental capacity additions to the network. Avici routers expand linearly from the smallest to largest configurations without costly upgrades or network redesigns, thereby extending the longevity of the network and reducing capital and operational costs;

•	Stability and interoperability required to transform today’s complex multi-tiered networks to a cost-effective converged IP network; and

•	Advanced security features to provide carriers and their customers a protected service experience; and

•	High performance across very large IP-based core networks. Avici routers provide Quality of Service (QoS) to support carrier Service Level Agreements (SLAs) with their customers for mission critical telecommunication services across an IP core network.

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

Avici was incorporated in Delaware in 1996 and held its initial public offering in July 2000. We are headquartered in North Billerica, Massachusetts. At December 31, 2004, we had 195 employees.

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

Carrier IP networks are now expected to support mission critical services such as voice, Virtual Private Networks (VPNs), online gaming, security, storage, and other business and residential applications. These types of IP services are required for carriers to increase revenue and profits. However, these applications require significantly higher levels of reliability, scale, QoS, and performance. IP has a relatively poor record of reliability and performance, compared with voice and ATM networks. This is because traditional routers that supported the initial build out of the Internet had an enterprise heritage—they only needed to support basic connectivity and not the demands of SLA-compliant services. Furthermore, as IP traffic increased, the capacity constraints of these traditional routers forced carriers to cluster multiple routers that use valuable interfaces to connect to each other or perform forklift upgrades to new higher capacity chassis. Some carriers have also had to add a separate aggregation layer between the edge and the core of their networks to combine multiple lower-speed connections from edge routers onto a smaller number of higher-capacity connections. Carriers were required to deploy duplicate or redundant routers in every Point of Presence (PoP) to improve reliability to acceptable levels. These measures raised carriers’ capital expenditures and added operational complexity to the network, requiring more personnel and expenditures to adequately maintain the network. Today, a maturing Internet is placing new demands on routers.

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

Carrier Requirements for a New IP Network

The core routers that run carrier networks must evolve and support a new model of system availability where they match the standard reliability of legacy telephony and data networks, scale in service to extend network longevity, keep pace with new traffic requirements, and deliver the levels of service and performance to converge legacy networks over a common IP core. As a result, carriers are demanding solutions with the following attributes:

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

In January 2004, we entered into a strategic relationship with Nortel Networks. Under the terms of this agreement, Nortel Networks will market, sell, and support our products on a nonexclusive worldwide basis. The initial term of the agreement is three years and it automatically renews for additional one-year terms. There is no minimum purchase commitment associated with the agreement. In addition, technology from both companies will be incorporated as part of Nortel Networks’ converged network solutions based upon IP technology. These converged network solutions will target VoIP, wireless/wireline convergence, and carrier data applications supplying carriers a transition to a converged network.

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

During 2000, we entered into customer agreements with AT&T Corp., Qwest Communications, WilTel Communications Group, formerly known as Williams Communications, and Enron Broadband Services. These agreements provide the terms and conditions under which these customers may purchase equipment from us. At December 31, 2004, the status of these agreements were as follows:

Our agreement with AT&T, amended in September 2004, has no minimum purchase commitment level and remains in effect until December 31, 2009. The agreement describes the condition under which AT&T may purchase equipment and services from us. AT&T has deployed our TSR product in fourteen locations within its North American IP backbone network and we expect continued deployments in additional locations.

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

Our agreement with Enron had a purchase commitment of $15 million. In December 2001, Enron Broadband Services filed for United States bankruptcy protection. We do not expect to generate additional product revenue from Enron.

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

During the year ended December 31, 2002, AT&T and Qwest each accounted for greater than 10% of our gross revenue. During the year ended December 31, 2003, AT&T accounted for greater than 10% of our gross revenue. During the year ended December 31, 2004, AT&T, Nortel and Huawei each accounted for greater than 10% of our gross revenue.

Research and Development

We believe we have a team of skilled engineers responsible for product design and development, quality assurance, and documentation. Our engineers have significant experience in optical networking, hardware and software, with particular strengths in the areas of high speed interconnect, scalable connection fabrics, ASIC development and Internet routing protocols. We believe that strong product development capabilities are essential to our strategy of enhancing our core technology and developing additional applications in an effort to maintain the competitiveness of our product offerings. We have made, and will continue to make, a substantial investment in research and development. Research and development expenses were $32.4 million, $46.5 million, and $55.8 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

Intellectual Property

We presently have over ten patents granted in the United States and over 40 United States and foreign patent applications pending. Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent protection, copyrights, trademarks, trade secret laws, contractual restrictions on disclosure, and other methods to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We cannot be certain that patents will be granted based on our pending or any other applications, or that, even if issued, the patents will adequately protect our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws, and we seek to limit disclosure of our intellectual property by requiring employees, consultants, and any third-party with access to our proprietary information to execute confidentiality agreements with us.

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

Employees

As of December 31, 2004, we had 195 employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical, sales and management personnel, for whom competition is intense. Our employees are not represented by any labor union. We believe our relations with our employees are good.

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

ITEM 2.    PROPERTIES

Our headquarters is currently located in a leased facility in North Billerica, Massachusetts, consisting of approximately 81,000 square feet under a lease expiring in October 2007. In the third quarter of 2002 we recorded a restructuring charge which included all the remaining lease payments associated with a 51,000 square foot facility located in the same office complex, which lease expired in July 2004. We also lease sales office space in several locations in the United States and Asia.

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

In June 2003, Avici elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against Avici and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, Avici and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. The plaintiffs and the issuer defendants are in the process of assessing whether to proceed with the proposed settlement, as modified by the Court. If the plaintiffs and the issuer defendants elect to proceed with the proposed settlement, as modified by the Court, they will submit revised settlement documents to the Court. The underwriter defendants may then have an opportunity to object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

The Securities and Exchange Commission (the “SEC”) is conducting several investigations relating to Qwest Communications International (“Qwest”) and its business relationships. In the SEC investigation entitled “Issuers Related to Qwest,” Avici understands that it is one of eleven companies whose business dealings with Qwest are being investigated. Avici has cooperated with these investigations and there has been no wrong-doing by Avici alleged in any of these investigations. How long these investigations may continue and their ultimate outcome cannot be determined.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2004, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been traded on the NASDAQ National Market under the symbol “AVCI” since July 28, 2000. The following table sets forth, for the periods indicated, the high and low sale prices as reported on the NASDAQ National Market.

	High	Low
Fiscal 2004
First Quarter	$24.38	$7.49
Second Quarter	$15.50	$9.22
Third Quarter	$12.91	$6.11
Fourth Quarter	$9.35	$5.87
Fiscal 2003
First Quarter	$3.97	$3.45
Second Quarter	$6.98	$3.47
Third Quarter	$7.32	$5.30
Fourth Quarter	$8.73	$5.56

As of March 4, 2005, there were approximately 453 stockholders of record.

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

Purchase of Equity Securities by Avici

The following table sets forth information with respect to our acquisition of shares of our common stock during the fourth quarter of 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 2004	2,482	$6.53	—	—
November 2004	—	—	—	—
December 2004	—	—	—	—

Total	2,482	$6.53	—	—

(1)	Represents shares of common stock forfeited to us as payment of taxes on the vesting of restricted stock awarded under our 2000 Stock Option and Incentive Plan, as amended.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The statement of operations data for the years ended December 31, 2004, 2003 and 2002, and the balance sheet data as of December 31, 2004 and 2003 are derived from our audited consolidated financial statements, which are included elsewhere in this report. The statement of operations data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2001, and 2000 are derived from our audited consolidated financial statements which are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share and per share data)
Statement of Operations Data:
Gross revenue:
Product revenue	$21,150	$35,135	$29,388	$52,868	$15,775
Service revenue	5,450	4,281	3,756	3,775	112

Gross revenue	26,600	39,416	33,144	56,643	15,887
Common stock warrant discount—Product	(2,108)	(2,451)	(3,266)	(3,267)	(817)

Net revenue	24,492	36,965	29,878	53,376	15,070
Cost of revenue—Product	9,814	11,606	15,133	50,223	11,157
Cost of revenue—Service	2,269	3,053	2,272	2,721	789

Gross margin	12,409	22,306	12,473	432	3,124
Operating expenses:
Research and development	32,425	46,483	55,844	61,527	54,055
Sales and marketing	10,805	10,863	13,462	18,848	11,928
General and administrative	5,718	6,077	7,178	9,538	4,771
Stock-based compensation	309	1,022	4,111	15,003	18,659
Restructuring charges	—	—	925	1,061	—
Common stock warrant expense	—	—	—	—	2,400
Purchased in-process research and development	—	—	—	—	4,000

Total operating expenses	49,257	64,445	81,520	105,977	95,813

Loss from operations	(36,848)	(42,139)	(69,047)	(105,545)	(92,689)
Interest income	1,423	2,181	4,201	10,698	8,735
Interest expense	—	(30)	(161)	(645)	(733)
Other income, net *	—	2,957	227	—	—

Net loss	$(35,425)	$(37,031)	$(64,780)	$(95,492)	$(84,687)

Basic and diluted net loss per share	$(2.81)	$(3.02)	$(5.20)	$(7.75)	$(14.77)

Weighted average common basic and diluted shares	12,628,408	12,248,606	12,456,221	12,314,577	5,734,596

Pro forma basic and diluted net loss per share (unaudited)					(8.11)

Pro forma weighted average common basic and diluted shares (unaudited)					10,440,934

*	Relates to customer credits that expired unused in 2003 and a gain from an insurance settlement in 2002.

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

	As of December 31,
	2004	2003	2002	2001	2000
	( in thousands )
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$69,026	$95,930	$125,089	$164,441	$254,931
Working capital	50,116	56,821	64,725	116,672	225,340
Total assets	94,413	116,046	158,154	220,277	302,088
Long-term obligations, less current portion	—	—	46	753	3,072
Total stockholders’ equity	76,270	100,227	134,897	193,687	267,878

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Form 10-K. This report contains forward-looking statements which involve risks and uncertainties. We make such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in this Item 7 under “Factors That May Affect Future Results.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “will,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

Overview

Avici Systems provides high-speed data networking equipment that enables telecommunications companies and Internet service providers to transmit high volumes of information across their networks.

Since our inception, we have incurred significant losses. As of December 31, 2004, we had an accumulated deficit of $401.0 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICs, and software, and system testing the Avici Terabit Switch Router (TSR®). Revenue was first recognized during the first quarter of 2000. Since then we have also built our administrative, marketing, sales, customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. During 2001 and 2002 we took actions to realign our cost structure in reaction to industry conditions resulting in a significant decrease in capital spending by telecommunications service providers. We expect that sales and marketing, research and development, and general and administrative expenses will increase as our business expands. As a result, we will need to generate significant revenues to achieve and maintain profitability.

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

Common Stock Warrant Discount—Product

In January 2004, in connection with a three-year strategic OEM agreement with Nortel Networks, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel Networks with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel Networks achieves certain performance milestones. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and is recorded as a reduction of revenue on a systematic basis, currently straight-line, over the economic life of the agreement, which is expected to be three years. The unamortized balance of $4.2 million at December 31, 2004 is recorded as a Contract Distribution Right in the accompanying balance sheet.

In December 2000, in connection with the execution of a nonexclusive systems and services agreement with AT&T, Avici issued a warrant to purchase 212,500 shares of Avici’s common stock at a per-share exercise price of $110.92. The agreement provides AT&T with the ability, but not the obligation, to purchase equipment and services from Avici. The warrant is nonforfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated to be $9.8 million using the Black-Scholes valuation model, and was deferred as a reduction to equity and was fully amortized as an offset to gross revenue on a straight-line basis over the three-year initial term of the agreement.

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

Research and Development

Research and development expenses consist primarily of salaries and related employee costs, depreciation expense on laboratory equipment and project costs, namely, prototype equipment, materials costs and third-party costs and fees related to the development and prototyping of our proprietary technology. Project costs may vary from period to period depending upon the timing and extent of applicable initiatives. Depreciation expenses have decreased in 2004, as current capital expenditures are lower than prior years’ additions, which have become fully depreciated. In the future, research and development expenses may increase as additional resources become necessary to further support our channel partners and to remain competitive as demand for new products, product features and functionality increases.

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

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel as well as professional and compliance related fees. In the future, we expect that general and administrative expenses may increase as we add personnel and incur additional costs related to the growth of our business and increased regulatory compliance requirements.

Stock-based Compensation

Through December 31, 2001, Avici had recorded cumulative non-cash deferred compensation, relating to pre-IPO stock option grants, as an element of stockholders’ equity, representing the aggregate difference between the deemed fair value of Avici’s common stock and the exercise price of stock options and restricted stock granted and the selling price of stock sold. The deferred compensation has been recognized as an expense over the vesting period of the stock options and restricted stock and has been fully expensed by the third quarter of 2004. During the years ended December 31, 2004, 2003 and 2002, Avici recorded approximately $0.3 million, $1.0 million and $4.1 million, respectively, of non-cash compensation expense associated with these grants.

In January 2004, Avici granted 30,000 shares of restricted stock to certain key employees of the Company. The shares vest on a quarterly basis over four quarters. The value of the shares at the date of grant was $0.4 million and was charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the vesting period and have been fully expensed by the fourth quarter of 2004.

In June 2004, Avici granted 120,000 shares of restricted stock to certain key employees of the Company. The shares vest five years from the grant date. Vesting may be accelerated upon the achievement of certain pre-defined performance milestones. The value of the shares at the date of grant was $1.3 million and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the five year vesting period. If the performance milestones are achieved and vesting is accelerated, the remaining unamortized value of the shares will be charged to expenses in the period in which performance is achieved. During the year ended December 31, 2004 Avici recorded approximately $0.1 million of compensation expense associated with these grants. Avici expects to recognize compensation expense of approximately $0.2 million in 2005 and $0.6 million thereafter, related to such grants, after adjusting for employment terminations.

Restructuring Charges

Avici implemented restructuring programs in 2001 and 2002 and recorded cumulative net charges of $2.0 million. In 2004, we paid $0.4 million in lease payments associated with those charges. As of December 31, 2004, all liabilities associated with these programs have been liquidated.

Additionally, in 2001, Avici recorded a charge of $17.2 million as an element of product cost of revenue to reflect a write down of inventories and inventory commitments for long lead-time items that were considered to be in excess of the then foreseeable demand. Since that time a substantial portion of the related inventories were discarded or utilized. The utilization has been recorded and disclosed primarily as a reduction of cost of revenue in the period utilized. Amounts recorded as a reduction of cost of revenue were $0.8 million, $1.9 million and $2.5 million in 2004, 2003 and 2002, respectively. Avici does not expect significant utilization of such inventory in the future.

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

Results of Operations

Fiscal Year ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

Revenue

Total gross revenue decreased $12.8 million to $26.6 million in 2004 from $39.4 million in 2003. Gross product revenue decreased $13.9 million to $21.2 million in 2004 from $35.1 million in 2003. The decrease in gross product revenue is primarily due to a decrease in our product volume due to delays in network build outs and resultant decline in customer orders. Net product revenue, after warrant amortization of $2.1 million and $2.5 million in 2004 and 2003 respectively, decreased $13.7 million to $19.0 million in 2004 from $32.7 million in 2003. Service revenue increased $1.2 million to $5.5 million in 2004 from $4.3 million in 2003. The increase in service revenue relates to a period over period increase in our installed base of products. Three customers accounted for 99% of the gross revenue in 2004. One customer accounted for 82% of gross revenue in 2003.

Cost of Revenue

Total cost of revenue decreased $2.6 million to $12.1 million in 2004 from $14.7 million in 2003. Product cost of revenue was 52% and 36% of product net revenue in 2004 and 2003, respectively. Product cost of revenue is net of credits for the utilization of inventory previously reserved in 2001 resulting from a downturn in industry demand. Such credits were $0.8 million and $1.9 million in 2004 and 2003, respectively. The higher product cost of revenue as a percentage of product net revenue in 2004 as compared 2003 was a result of fixed costs on lower volume, a higher proportion of sales through channel partners in 2004 at discounts higher than in direct sales, and to a lesser extent a higher utilization of previously reserved inventory in 2003.

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

Service cost of revenue was 42% and 71% of service revenue in 2004 and 2003, respectively. The lower percentage in the 2004 periods is primarily the result of economies gained from an increase in service revenues due to a growing installed base coupled with lower depreciation costs on service related capital equipment.

Research and Development

Research and development expenses decreased $14.1 million to $32.4 million in 2004 from $46.5 million in 2003. The decrease in the 2004 periods from the comparable periods in 2003 was primarily due to a reduction in depreciation expenses of approximately $10.4 million, as current capital expenditures are lower than prior years’ additions, which have become fully depreciated. Also contributing to the decline is a reduction in payroll related expenses of $2.9 million, primarily due a reduction in employee incentive costs since performance targets in 2004 were not achieved. A reduction of project related costs of $1.0 million also contributed to the decrease in 2004.

Sales and Marketing

Sales and marketing expenses remained reasonably flat and decreased $0.1 million to $10.8 million in 2004 from $10.9 million in 2003.

General and Administrative

General and administrative expenses decreased $0.4 million to $5.7 million in 2004 from $6.1 million in 2003. The decrease in the 2004 periods was primarily due to a reduction in depreciation expense.

Stock-Based Compensation

Stock-based compensation, primarily associated with pre-IPO grants, decreased $0.7 million to $0.3 million in 2004 from $1.0 million in 2003. The decrease in 2004 is primarily the result of certain option grants becoming fully vested and the related compensation becoming fully amortized, as well as the forfeiture of stock options associated with employee terminations.

Interest Income

Interest income decreased $0.8 million to $1.4 million in 2004 from $2.2 million in 2003. The decrease in 2004 is due to the decrease in invested cash balances resulting from the use of cash to fund operations in 2004 partially offset by higher investment yields.

Interest Expense

Interest expense was eliminated in 2004 as compared to $0.1 million in 2003 due to the expiration of equipment-based capital leases.

Other Income

There was no other income in 2004 compared to $3.0 million in 2003. Other income in 2003 relates to the expiration of certain customer credits that were previously recorded in deferred revenue.

Provision for income taxes

We have not recorded a provision for income taxes because we have experienced net losses from our inception. As of December 31, 2004, we had net operating loss and tax credit carryforwards of approximately $334.2 million and $10.0 million, respectively. Approximately $18.4 million of Avici’s net operating loss carryforwards relate to deductions associated with Avici’s stock option plans, which will be benefited through stockholders’ equity if realized. The federal net operating loss carryforwards expire beginning in 2012 through 2024, and are subject to review and possible adjustment by the Internal Revenue Service (IRS). The utilization of the net operating loss carryforwards may be subject to annual limitations as a result of changes in the ownership of the Company. We did not record any tax benefits relating to these losses due to the uncertainty surrounding the realization of our deferred tax assets.

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

Cost of Revenue

Total cost of revenue decreased $2.7 million to $14.7 million in 2003 from $17.4 million in 2002. Product cost of revenue was 36% and 58% of product net revenue in 2003 and 2002, respectively. Product cost of revenue in 2003 and 2002 are net of credits for the utilization of inventory previously reserved of $3.6 million and $2.5 million, respectively, of which $1.9 million and $2.5 million in 2003 and 2002 relates to the non-recurring $17.2 million inventory related charge recorded in 2001 as a result of industry downturn. The lower percentage in 2003 is primarily due to larger inventory utilization credits in 2003, lower costs associated with changes in our product mix in 2003, as well as cost reductions achieved with key suppliers and reductions of fixed costs. Service cost of revenue was 71% and 60% of service revenue in 2003 and 2002, respectively. The higher percentage in 2003 is primarily the result of increased service infrastructure aligned with current installed base.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, equipment lease financing and the exercise of stock options by employees. From inception through December 31, 2004, we raised approximately $410.3 million from these equity offerings. In 2004, we used $24.2 million in cash for operating activities, compared to $22.0 million used in 2003, and $27.1 million used in 2002. The increase in cash usage in 2004 as compared to 2003 is a result of higher net loss before depreciation and non-cash compensation expenses, partially offset by a decrease in working capital. We expect working capital requirements will increase further in the future if product sales increase, creating larger customer receivable balances and the need to build inventory in advance of shipment. In addition, we expect to selectively invest in infrastructure costs needed to support the scale of operations.

Purchases of property and equipment were $6.9 million in 2004, compared to $5.5 million in 2003, and $10.0 million in 2002. Purchases of property and equipment decreased in 2004 and 2003, as compared to 2002 since we focused investments in 2004 and 2003 towards purchases of laboratory equipment and software required to support priority research and development projects, and to maintain and enhance the customer support infrastructure. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect that capital expenditures will be between $8 million and $10 million in 2005. We expect that capital expenditure requirements may increase if product sales increase, creating a need for increased levels of test and management information systems equipment.

At December 31, 2004, we had cash and cash equivalents of $22.6 million, short-term marketable securities of $32.9 million, and long-term marketable securities of $13.5 million, totaling $69.0 million. In addition $0.2 million of restricted cash is included in Other Assets as deposits for facility related obligations. We believe that our existing cash, cash equivalents and marketable securities will meet our normal operating and capital expenditure needs for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Contractual Obligations

At December 31, 2004 our contractual obligations, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year	Operating Leases	Inventory Purchase Commitment	Total
2005	$1,126	$5,288	$6,414
2006	1,115	—	1,115
2007	743	—	743
Thereafter	—	—	—

Total future contractual commitments	$2,984	$5,288	$8,272

Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. We outsource the manufacture and assembly of our products. During the normal course of business, in order to maintain competitive lead times for customers and adequate supply of components, we enter into agreements with certain suppliers to procure inventory based upon criteria defined by us.

Off-Balance Sheet Arrangements

As of December 31, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations, and eliminates the alternative to use APB 25’s intrinsic value method of accounting, which Avici is currently using. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Avici will adopt this statement in the third quarter of 2005. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. Avici is currently evaluating the provisions of this statement to determine the impact on its consolidated financial statements. However, the adoption of this statement is expected to have a negative effect on its consolidated statements of operations.

Factors That May Affect Future Results

We expect that substantially all of our revenues will be generated from a limited number of customers in the telecommunications industry. Our revenues will not grow if our products are not selected for or do not successfully pass field trial tests, or are not increasingly deployed in customer networks.

We currently have a limited number of customers. Three customers accounted for 99% of gross revenue in 2004. One customer accounted for 82% of gross revenue in 2003. Two customers accounted for 96% of gross revenue in 2002. We expect that in the foreseeable future substantially all of our revenues will continue to depend on sales of our products to a limited number of customers. The loss of any major customer could materially reduce our revenue and cash flow, and adversely affect our ability to achieve and maintain profitability. Our sales cycle typically involves a lengthy sales consultation process followed by laboratory testing in which our product is evaluated against competing products. If our product is selected for field trials after laboratory testing, our product is then tested in an operational environment. Generally, our customers do not contractually commit to purchase any products from us until we have successfully demonstrated specific performance criteria in these field trials. We cannot predict whether our products will successfully complete laboratory tests or field trials with particular customers or whether these customers will order and commercially deploy our products in meaningful volumes. The failure of current or prospective customers to purchase our products for any reason, including the failure to pass field trials, any determination not to install our products in their networks or any downturn in their business, would seriously harm our ability to build a successful business. Even if we are successful in promoting the adoption of our products, customers usually test, purchase and deploy competitive products for various segments of their networks. Accordingly, we will likely face additional competitive challenges in further penetrating customer accounts.

In addition, we are dependent on factors affecting the telecommunications industry. The telecommunications industry has and may continue to experience consolidation, changing technical requirements and changing demand for services. Any such factors or other factors affecting the telecommunications industry or carrier customers could cause a downturn in the demand for our products.

We currently depend on a limited number of products offered in the core routing market segment and our future revenues depend on enhancements to these products and their commercial success.

Our future growth and revenue depend on the commercial success of our TSR, SSR and QSR products, which are the only products that we currently offer. We offer these products in the core routing market segment. We must continue to enhance the features and functionality of our products to meet customer requirements and competitive demands. In addition, the failure of these planned product enhancements to operate as expected could delay or prevent future sales of our products. If our target customers do not adopt, purchase and successfully deploy our products and our planned product enhancements, our revenues could decrease significantly.

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

We have incurred significant losses in each quarterly and annual period since inception and expect to continue to incur significant losses in the future. As of December 31, 2004, we had an accumulated deficit of $401.0 million. We cannot be certain that our revenues will increase or that we will generate sufficient revenues to achieve profitability. We plan to continue product development and to selectively increase the number of our engineering, sales, marketing and administrative employees. These efforts will require significant expenditures, a substantial portion of which we will make long before any significant revenue related to these expenditures may be realized. In addition, our operating expenses are based largely on anticipated revenue trends and a significant portion of our expenses, such as personnel and real estate facilities costs, is fixed. As a result, we will need to generate significant revenues to achieve and maintain profitability. If we fail to achieve significant increases in our revenues, our operating losses could materially increase. We may never achieve profitability or generate positive cash flows from operations. If we do achieve profitability or positive cash flows from operations in any period, we may not be able to sustain or increase profitability or positive cash flows in the future.

We rely on single or limited source suppliers for several key components. If we are unable to purchase these components on a timely basis or upon favorable terms, we will not be able to deliver our products to our customers within the timeframes required and we may experience order cancellations.

We currently specify and purchase through our contract manufacturers several key components from single or limited sources. We have worked with LSI Logic for over five years to develop several of our key proprietary application specific integrated circuits, or ASICs, which are custom designed integrated circuits built to perform a specific function more rapidly than a general purpose microprocessor. These proprietary ASICs are very complex and LSI Logic is currently our sole source supplier for them. We do not have a long-term, fixed-price or minimum volume of supply agreement with LSI Logic. Our ASICs generally require a lengthy lead-time. If required, we would likely be unable to develop an alternate source to LSI Logic in a timely manner, which could hurt our ability to deliver our products to our customers. We also purchase other critical components, including optical components, field programmable gate arrays and other ASICs, from sole or limited sources, and at times some of these components are subject to allocation. In addition we established a strategic relationship with Intel to supply certain network processors for use in our Multiservice Connect family of line cards and have also established other relationships for component supply. We do not have a long-term, fixed price or minimum volume of supply agreement with such vendors. Although we believe that there are alternative sources for many of these components, in the event of a disruption in supply, we may not be able to develop an alternate source in a timely manner or at favorable prices.

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

A customer’s decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. As a result, our sales cycle is likely to be lengthy. Throughout the sales cycle, we spend considerable time and expense educating and providing information to prospective customers about the use and features of our products. Even after our customers make a decision to purchase, we believe that our customers will deploy our products slowly and deliberately. The timing of deployment can vary widely and depends on the technical features and functionality available in our products, the size of the network deployment, the complexity of the customer’s network environment and the degree of hardware and software configuration necessary. Customers with significant or complex networks usually expand their networks in large increments on a periodic basis. Accordingly, we expect to receive purchase orders on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict these sales and deployment cycles. These long sales cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause our revenues, cash flows and results of operations to vary significantly and unexpectedly from quarter to quarter and the trading price of our common stock could decrease materially.

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

If we are unable to compete successfully against our current and future competitors, we could experience order cancellations, lost customer opportunities and price reductions. If this occurs, our revenues may not grow, our gross margins could decrease and we could experience additional material losses.

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

Our quarterly operating results are likely to vary significantly in the future based on a number of factors related to our industry, the markets for our products and how we manage our business. We have little or no control over many of these factors and any of these factors could cause the price of our common stock to fluctuate significantly. In addition to the risks discussed elsewhere in this section, the following may also adversely affect the trading price of our common stock:

•	fluctuations in the demand for high-speed routers;

•	the timing and size of customer orders for our products or cancellations of orders;

•	the timing of product acceptance by customers;

•	the timing and level of research and development and prototype expenses;

•	the distribution channels through which we sell our products;

•	general economic conditions; and

•	conditions specific to the telecommunications industry, including uncertainty related to consolidation

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

We may supplement our internal growth by acquiring complementary businesses, technologies or product lines. We may not be able to identify and acquire suitable candidates on reasonable terms. We compete for acquisition candidates with other companies that have substantially greater financial, management and other resources than we do. If we do complete an acquisition, then we may face numerous business risks. These risks include difficulties in assimilating the acquired operations, technologies, personnel and products, difficulties in managing geographically dispersed and international operations; difficulties in assimilating diverse financial reporting and management information systems; the diversion of management’s attention from other business concerns; the potential disruption of our business; and the potential loss of key employees, customers, distributors or suppliers. We may finance acquisitions by issuing shares of our common stock, which could dilute our existing stockholders. We may also use cash or incur additional debt to pay for these acquisitions. In addition, we may be required to expend substantial funds to develop acquired technologies. We may also be required to amortize significant intangible assets in connection with future acquisitions, which could adversely affect our operating results.

Our intellectual property protection may be inadequate to protect our proprietary rights, and we may be subject to infringement claims that could subject us to significant liability and divert the time and attention of our management.

We regard our products and technology as proprietary. We attempt to protect them through a combination of patent protection, copyrights, trademarks, trade secret laws, contractual restrictions on disclosure and other methods. These methods may not be sufficient to protect our proprietary rights. We presently have over ten patents granted in the United States and over forty United States and foreign patent applications pending. We cannot be certain that patents will be granted based on these or any other applications, or that, even if issued, the patents will adequately protect our technology. We also generally enter into confidentiality agreements with our employees, consultants and customers, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise misappropriate and use our products or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights to the same extent as do the laws of the United States, or to develop similar technology independently. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could harm our business.

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

We expect our current cash, cash equivalents and marketable securities will meet our normal working capital and capital expenditure needs for at least the next twelve months. We may need to raise additional funding at that time or earlier if we decide to undertake more rapid expansion, including acquisitions of complementary products or technologies, or if we increase our marketing and/or research and development efforts in order to respond to competitive pressures. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously harm our business.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Avici will adopt this statement in the third quarter of 2005 and is currently evaluating the provisions of this statement to determine the impact on its consolidated financial statements. The adoption of this statement may have a material impact on its future earnings. It may not be possible to calculate the future impact with respect to stock-based grants as the amount of these charges to earnings fluctuates with the price of our common stock and other factors. It is possible that some investors might consider this impact on operating results to be material, which could result in a decline in the price of our common stock. In addition, since 2000 we amortized against revenue, non-cash charges relating to the issuance of common stock warrants to a customer. In January 2004, in connection with a three-year strategic OEM agreement with Nortel Networks we issued a warrant to purchase shares of Avici common stock. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and is being recorded as a reduction of revenue on a systematic basis over the economic life of the OEM agreement, which is expected to be three years.

Our estimates and judgments related to critical accounting policies could be inaccurate.

We consider accounting policies related to revenue recognition, cost of revenue – service, inventory valuation, warranty liabilities and long lived assets to be critical in fully understanding and evaluating our financial results. Management makes certain significant accounting judgments and estimates related to these policies. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these critical accounting policies prove to be inadequate.

Any failure to maintain and enhance our internal information systems or to implement internal controls over financial reporting could adversely impact our business.

We must continue to maintain and enhance our internal information systems in order to manage our business operations. We must also maintain internal controls over financial reporting in accordance with The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or that existing controls will be effective in future conditions, which could materially and adversely impact our financial results. Under Sarbanes-Oxley, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. Compliance with this legislation will require management’s attention and resources and will cause us to continue to incur significant expense. Management’s assessment of our internal controls over financial reporting may identify weaknesses that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Should we determine that we have material weaknesses in our internal controls over financial reporting, our results of operations or financial condition may be materially adversely affected or the price of our common stock may decline.

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

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2004, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Carrying Value at December 31, 2004 (in thousands)
	Maturing in
	2005	2006	Grand total
Cash and Cash Equivalents	$22,638	$—	$22,638
Weighted Average Interest Rate	2.11%	—	2.11%
Marketable Securities	$32,893	$13,495	$46,388
Weighted Average Interest Rate	1.91%	2.39%	2.05%
Total Portfolio	$55,531	$13,495	$69,026
Weighted Average Interest Rate	1.99%	2.39%	2.07%

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

AVICI SYSTEMS INC. AND SUBSIDIARIES

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Avici Systems Inc.

We have audited the accompanying consolidated balance sheets of Avici Systems Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avici Systems Inc. and subsidiaries as of December 31, 2004 and 2003, and the result of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of Avici Systems Inc.’s internal control over financial reporting as of December 31, 2004, based upon the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our reported dated March 7, 2005, expressed an unqualified opinion thereon.

Boston, Massachusetts

March 7, 2005

AVICI SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$22,638	$22,374
Marketable securities	32,893	41,240
Trade accounts receivable, net of allowance of $145 in 2004 and $245 in 2003	4,243	6,620
Inventories	7,020	1,206
Prepaid expenses and other current assets	1,465	1,200

Total current assets	68,259	72,640

Property and equipment, at cost:
Computer equipment	41,499	38,667
Laboratory and test equipment	43,039	39,042
Leasehold improvements	4,329	4,304
Furniture and fixtures	1,063	1,063

	89,930	83,076
Less—Accumulated depreciation and amortization	81,728	72,418

Net property and equipment	8,202	10,658
Other Assets:
Marketable securities	13,495	32,316
Contract distribution rights	4,214	—
Restricted cash	243	432

Total other assets	17,952	32,748

	$94,413	$116,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligations	$—	$46
Accounts payable	7,027	5,539
Accrued payroll and payroll-related costs	1,899	3,869
Accrued restructuring costs	—	412
Accrued other	1,870	3,264
Deferred revenue	7,347	2,689

Total current liabilities	18,143	15,819
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value— Authorized 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.0001 par value— Authorized—250,000,000 shares Issued and outstanding—13,439,016 shares at December 31, 2004 and 12,715,941 shares at December 31, 2003	1	1
Additional paid-in capital	461,830	458,567
Common stock warrants	18,521	12,200
Subscriptions receivable	—	(2,500)
Treasury stock, at cost—489,754 shares at December 31, 2004 and 482,308 shares at December 31, 2003	(2,187)	(2,108)
Deferred compensation	(852)	(315)
Accumulated deficit	(401,043)	(365,618)

Total stockholders’ equity	76,270	100,227

	$94,413	$116,046

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except share and per share amounts)
Revenue:
Product	$21,150	$35,135	$29,388
Service	5,450	4,281	3,756

Total gross revenue	26,600	39,416	33,144
Common Stock Warrant Discount—Product	(2,108)	(2,451)	(3,266)

Net revenue	24,492	36,965	29,878
Cost of Revenue—Product (1)	9,814	11,606	15,133
Cost of Revenue—Service	2,269	3,053	2,272

Gross margin	12,409	22,306	12,473

Operating Expenses:
Research and development (2)	32,425	46,483	55,844
Sales and marketing (2)	10,805	10,863	13,462
General and administrative (2)	5,718	6,077	7,178
Stock-based compensation	309	1,022	4,111
Restructuring charges	—	—	925

Total operating expenses	49,257	64,445	81,520

Loss from operations	(36,848)	(42,139)	(69,047)
Interest Income	1,423	2,181	4,201
Interest Expense	—	(30)	(161)
Other Income	—	2,957	227

Net loss	$(35,425)	$(37,031)	$(64,780)

Net Loss per Share:
Basic and diluted	$(2.81)	$(3.02)	$(5.20)

Weighted Average Shares Used in Computing Net Loss per Share:
Basic and diluted	12,628,408	12,248,606	12,456,221

(1) Includes credits related to inventory charge recorded in 2001	$(773)	$(1,910)	$(2,468)

(2) Excludes certain noncash, stock-based compensation, as follows:
Research and development	$222	$668	$2,507
Sales and marketing	42	181	762
General and administrative	45	173	842

	$309	$1,022	$4,111

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Common Stock Warrants	Subscriptions Receivable	Treasury Stock		Deferred Compensation and Other Consideration	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.0001 Par Value				Shares	Amount
	(in thousands)
Balance, December 31, 2001	50,289	5	462,961	12,200	(2,500)	—	—	(15,172)	(263,807)	193,687
Amortization relating to warrants								3,266		3,266
Issuance of stock relating to Employee Stock Purchase Plan	172		275							275
Exercise of common stock options	52		38							38
Forfeiture of stock options due to employee terminations			(4,549)					3,530		(1,019)
Amortization of deferred compensation								4,111		4,111
Purchase of treasury stock, at cost						(409)	(681)			(681)
Forfeiture of restricted stock	(59)									—
One-for-four reverse stock split	(37,824)	(4)	4			218				—
Net loss									(64,780)	(64,780)

Balance, December 31, 2002	12,630	1	458,729	12,200	(2,500)	(191)	(681)	(4,265)	(328,587)	134,897
Amortization relating to warrants								2,451		2,451
Issuance of stock relating to Employee Stock Purchase Plan	51		171							171
Exercise of common stock options	46		166							166
Forfeiture of stock options due to employee terminations			(499)					477		(22)
Amortization of deferred compensation								1,022		1,022
Purchase of treasury stock, at cost						(291)	(1,427)			(1,427)
Forfeiture of restricted stock	(11)									—
Net loss									(37,031)	(37,031)

Balance, December 31, 2003	12,716	$1	$458,567	$12,200	$(2,500)	(482)	$(2,108)	$(315)	$(365,618)	$100,227
Issuance of common stock warrants to a customer				6,321						6,321
Issuance of stock relating to Employee Stock Purchase Plan	57		222							222
Issuance of restricted stock to employees	155		1,805					(1,805)		—
Exercise of common stock options	566		3,895							3,895
Forfeiture of stock options due to employee terminations			(43)					5		(38)
Amortization of deferred compensation								930		930
Purchase of treasury stock, at cost						(8)	(79)			(79)
Forfeiture and retirement of restricted stock	(55)		(2,833)		2,500			333		—
Compensation expense relating to stock option modification			217							217
Net loss									(35,425)	(35,425)

Balance, December 31, 2004	13,439	$1	$461,830	$18,521	$—	(490)	$(2,187)	$(852)	$(401,043)	$76,270

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(35,425)	$(37,031)	$(64,780)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	9,310	22,249	24,080
Gain on disposal of property and equipment	—	—	(193)
Compensation expense associated with issuance of stock-based awards to employees and consultants	1,109	1,022	3,092
Amortization of common stock warrant discount—product	2,108	2,451	3,266
Changes in current assets and liabilities—
Trade accounts receivable	2,377	(4,027)	238
Inventories	(5,814)	(59)	6,962
Prepaid expenses and other current assets	(265)	164	1,270
Accounts payable	1,488	1,055	(1,417)
Accrued payroll and payroll related	(1,970)	979	(61)
Accrued restructuring costs	(412)	(850)	690
Accrued other	(1,395)	(653)	(1,946)
Deferred revenue	4,658	(7,284)	1,719

Net cash used in operating activities	(24,231)	(21,984)	(27,080)

Cash flows from investing activities:
Proceeds from the maturity of marketable securities	47,810	88,320	208,978
Purchases of marketable securities	(20,642)	(65,494)	(206,302)
Purchases of property and equipment	(6,854)	(5,469)	(9,963)
Proceeds from sale of property and equipment	—	—	366
Proceeds from restricted cash	189	91	11

Net cash provided by (used in) investing activities	20,503	17,448	(6,910)

Cash flows from financing activities:
Payments on capital lease obligations	(46)	(707)	(2,318)
Repurchase of common stock	(79)	(1,427)	(681)
Proceeds from sales of common stock, net of issuance costs	222	171	313
Proceeds from exercise of stock options	3,895	166	—

Net cash (used in) provided by financing activities	3,992	(1,797)	(2,686)

Net increase (decrease) in cash and cash equivalents	264	(6,333)	(36,676)
Cash and cash equivalents, beginning of year	22,374	28,707	65,383

Cash and cash equivalents, end of year	$22,638	$22,374	$28,707

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$30	$161

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

Avici incurred net losses of approximately $35.4 million, $37.0 million and $64.8 million, for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, Avici had an accumulated deficit of approximately $401.0 million and has funded those losses through the sale of redeemable convertible preferred stock, the proceeds from the sale of its common stock and certain capital leases. Avici is dependent on the proceeds of these financings to meet its future working capital and research and development needs.

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

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(all tabular amounts in thousands except share and per share data)

(c)	Cash and Cash Equivalents and Marketable Securities

Avici follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Avici has classified its cash equivalents and investments as held-to-maturity and recorded them at amortized cost, which approximates market value. Unrealized losses are primarily due to rising interest rates and are considered temporary in nature. Avici considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include money markets, certificates of deposit and commercial paper. As of December 31, 2004, investments consisted of the following:

Held to Maturity Securities	Remaining Maturities	Amortized Cost	Fair Market Value	Unrealized Gain (Loss)
Commercial Paper	Within 1 year	$4,100	$4,048	$(52)
U.S. Government Obligations	1 – 2 years	11,500	11,397	(103)
U.S. Government Obligations	With in 1 year	21,054	20,942	(112)
Corporate Bonds	1 – 2 years	1,995	1,977	(18)
Corporate Bonds	With in 1 year	7,739	7,312	(427)

Total marketable securities		46,388	45,676	(712)
Cash and cash equivalents		22,638	22,638	—

Total cash, cash equivalents and marketable securities		$69,026	$68,314	$(712)

(d)	Use of Estimates

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

(e)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,
	2004	2003
Finished goods	$6,852	$1,055
Raw materials	168	151

	$7,020	$1,206

We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand for up to the next twelve months. Purchase commitments accrued at December 31, 2004 and 2003 were $0.3 million and $0.5 million, respectively.

(f)	Depreciation, Amortization and Impairment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(all tabular amounts in thousands except share and per share data)

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

Accumulated amortization expense and amortization expense on equipment under capital leases is included in accumulated depreciation and depreciation expense, respectively. Depreciation and amortization expense was $9.3 million, $22.2 million and $24.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Avici’s principal credit risk relates to its cash, cash equivalents, investments and accounts receivable. Avici invests its excess cash, cash equivalents and investments primarily in deposits with commercial banks and high-quality corporate securities. Three customers accounted for 99% of the gross revenue in 2004. One customer accounted for 82% of gross revenue in 2003. Two customers accounted for 96% of the gross revenue in 2002. Two customers accounted for 97% of trade receivables at December 31, 2004 and 2003.

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

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(all tabular amounts in thousands except share and per share data)

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

(j)	Net Loss per Share and Pro Forma Net Loss per Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss available for common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock options have been excluded, as they are considered antidilutive. Options to purchase a total of 2,840,267, 3,301,912 and 2,930,634 common shares have been excluded from the computations of diluted weighted average shares outstanding for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, 99,604 shares, 729 shares and 60,683 shares of unvested restricted common stock have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2004, 2003 and 2002, respectively.

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

SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the consolidated statement of operations or disclosed in the notes to the consolidated financial statements. Avici accounts for stock-based compensation for employees in accordance with the intrinsic value method under APB Opinion No. 25 and has elected the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information.

Avici has computed the pro forma disclosures required under SFAS No. 123 for stock option grants during 2004, 2003 and 2002, using the Black-Scholes option pricing model prescribed by SFAS No. 123, using the following assumptions:

	2004	2003	2002
Risk-free interest rate	2.46-3.59%	1.91-2.87%	2.61-4.40%
Expected dividend yield	—	—	—
Expected lives	4.0 years	4.0 years	4.0 years
Expected volatility	80%	75%	88%
Weighted average fair value per share of options granted	$6.99	$2.39	$4.91

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(all tabular amounts in thousands except share and per share data)

The assumptions used for awards under Avici’s employee stock purchase plan were the same as those listed above, except that an expected life of six to twenty four months was used for each period. If compensation cost had been determined for stock option grants to employees based on the provisions of SFAS No. 123, Avici’s net loss and net loss per share for the years ended December 31, 2004, 2003 and 2002 would have increased to the pro forma amounts indicated below:

	2004	2003	2002
Net loss, as reported	$(35,425)	$(37,031)	$(64,780)
Deduct: Stock-based employee compensation expense included in reported net loss	1,109	1,022	3,092
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(3,937)	(4,961)	(9,828)

Pro forma net loss	$(38,253)	$(40,970)	$(71,516)

Basic and diluted net loss per share:
As reported	$(2.81)	$(3.02)	$(5.20)
Pro forma	(3.03)	(3.34)	(5.74)

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

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. Avici has determined that it conducts its operations in one segment. For the year ended December 31, 2004, the geographic distribution of gross revenue was as follows: North America: 73%, Asia: 27%. For the year ended December 31, 2003, the geographic distribution of gross revenue was as follows: North America: 96%, Asia: 4%. For the year ended December 31, 2002, the geographic distribution of gross revenue was as follows: North America: 97%, Asia: 3%.

(n)	Principles of Consolidation

The consolidated financial statements include the accounts of Avici Systems Inc. and all of its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

(o)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(all tabular amounts in thousands except share and per share data)

supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations, and eliminates the alternative to use APB 25’s intrinsic value method of accounting, which Avici is currently using. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Avici will adopt this statement in the third quarter of 2005. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. Avici is currently evaluating the provisions of this statement to determine the impact on its consolidated financial statements. However, the adoption of this statement is expected to have a negative effect on its consolidated statements of operations.

(p)	Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current presentation.

(2)	RESTRUCTURING AND OTHER CHARGES

Avici implemented restructuring programs in 2001 and 2002 and recorded cumulative net charges of $2.0 million. In 2004, Avici paid $0.4 million in lease payments associated with those charges. As of December 31, 2004, all liabilities associated with these programs have been liquidated.

Additionally, in 2001, Avici recorded a charge of $17.2 million as an element of product cost of revenue to reflect a write down of inventories and inventory commitments for long lead-time items that were considered to be in excess of the then foreseeable demand. Since that time a substantial portion of the related inventories were discarded or utilized. The utilization has been recorded and disclosed primarily as a reduction of cost of revenue in the period utilized. Amounts recorded as a reduction of cost of revenue were $0.8 million, $1.9 million and $2.5 million in 2004, 2003 and 2002, respectively. Avici does not expect significant utilization of such inventory in the future.

(3)	STOCKHOLDERS’ EQUITY

(a)	Share Repurchase Program

During the third quarter of 2002, the Board of Directors authorized a share repurchase program, in effect for a one year period, to acquire up to 1.5 million shares of Avici’s common stock in the open market at times and prices considered appropriate by Avici. The share buyback program was initiated during the fourth quarter of 2002, and during the program Avici purchased 482,308 shares at an aggregate cost of approximately $2.1 million. The share repurchase program terminated during the third quarter of 2003.

(b)	Common Stock Warrants

In January 2004, in connection with a three-year strategic OEM agreement with Nortel Networks, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel Networks with the ability, but not the obligation, to purchase equipment and services

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(all tabular amounts in thousands except share and per share data)

from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel Networks achieves certain performance milestones. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and is recorded as a reduction of revenue on a systematic basis, currently straight-line, over the economic life of the agreement, which is expected to be three years. The unamortized balance of $4.2 million at December 31, 2004 is recorded as a Contract Distribution Right in the accompanying balance sheet.

In December 2000, in connection with the execution of a nonexclusive systems and services agreement with AT&T, Avici issued a warrant to purchase 212,500 shares of Avici’s common stock at a per-share exercise price of $110.92. The agreement provides AT&T with the ability, but not the obligation, to purchase equipment and services from Avici. The warrant is nonforfeitable, fully exercisable and has a term of five years from the date of issuance. The fair value of the warrant was calculated to be $9.8 million using the Black-Scholes valuation model, and was deferred as a reduction to equity and was fully amortized as an offset to gross revenue on a straight-line basis over the three-year initial term of the agreement.

(c)	Equity-Based Compensation Plans

Avici currently has two primary stock incentive plans: the 1997 Stock Incentive Plan (the “1997 Plan”) and the 2000 Stock Option and Incentive Plan (the “2000 Plan”). A total of 4,398,093 shares of common stock have been reserved for issuance under these plans. The 2000 Plan is the only one of the two primary plans under which new awards are currently being issued. The maximum number of shares with respect to which awards may be granted to any employee under the 2000 Plan shall not exceed 500,000 shares of common stock during any calendar year. In addition, any shares not yet issued under the 1997 Plan on or before the date of Avici’s initial public offering or shares subject to options outstanding on the date of Avici’s initial public offering which are forfeited or terminated are available for issuance under the 2000 Plan.

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

As of December 31, 2004, 1,627,826 shares were available for future grant under the Plans.

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

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(all tabular amounts in thousands except share and per share data)

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

As of December 31, 2004, 100,000 shares were available for future grant under the Director Plan.

(e)   Option Grants

Option activity under all stock option plans is as follows:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding, December 31, 2001	1,351,803	$0.40-353.52	$26.12
Granted	2,151,317	2.44-12.00	7.56
Exercised	(10,177)	0.40-8.15	2.83
Forfeited—Cancelled	(562,309)	0.40-353.50	23.67

Outstanding, December 31, 2002	2,930,634	0.40-128.00	12.92
Granted	1,096,550	3.49-8.35	3.894
Exercised	(45,700)	0.40-8.00	5.084
Forfeited—Cancelled	(679,572)	2.44-105.00	14.10

Outstanding, December 31, 2003	3,301,912	0.40-128.00	9.792
Granted	538,700	6.41-22.10	11.493
Exercised	(561,358)	0.40-20.68	6.814
Forfeited—Cancelled	(438,987)	3.32-100.00	12.58

Outstanding, December 31, 2004	2,840,267	$0.40-128.00	$10.261

Exercisable, December 31, 2004	1,679,348		$11.82

Exercisable, December 31, 2003	1,658,681		$12.74

Exercisable, December 31, 2002	1,256,523		$15.45

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(all tabular amounts in thousands except share and per share data)

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2004:

	Options Outstanding			Exercisable
Exercise Price	Number of Shares Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.40	1,492	2.7	$0.40	1,492	$0.40
2.00-2.76	8,585	5.3	2.25	5,699	2.08
3.49-4.64	621,271	7.9	3.64	232,941	3.67
5.40-8.00	1,263,699	6.0	7.57	970,702	7.62
8.15-12.00	412,040	9.0	10.48	74,024	10.77
13.32-18.84	384,861	6.3	15.75	258,068	16.22
20.68-29.80	39,393	6.8	23.55	30,027	23.76
32.00-48.00	55,626	3.7	35.54	53,887	35.56
54.80-79.25	40,300	5.4	66.02	39,550	66.22
100.00-128.00	13,000	5.6	104.31	12,958	104.23

$0.40-128.00	2,840,267	6.8	$10.26	1,679,348	$11.82

(f)	Restricted Stock Grants

In fiscal 2000, Avici granted an officer the right to purchase 25,000 shares of restricted stock and, in connection with the purchase, loaned the individual $2,500,000. These shares vested ratably over a 12 month period. The loan was non-interest-bearing with limited recourse to the individual was secured by the restricted securities. The loan had a maturity of 10 years, to be repaid from the proceeds of the sale of the related restricted securities, if such sale precedes the maturity date. In 2004 upon the officer’s termination of employment, the 25,000 shares were returned to the company and the loan cancelled. As a result of the limited recourse nature of this note, the issuance and its related cancellation were treated similar to the issuance and cancellation of a stock option.

In January 2004, Avici granted 30,000 shares of restricted stock to certain key employees of the Company. The shares vest on a quarterly basis over four quarters. The value of the shares at the date of grant was $0.4 million and was charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the vesting period and have been fully expensed by the fourth quarter of 2004.

In June 2004, Avici granted 120,000 shares of restricted stock to certain key employees of the Company. The shares vest five years from the grant date. Vesting may be accelerated upon the achievement of certain pre-defined performance milestones. The value of the shares at the date of grant was $1.3 million and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the five year vesting period. If the performance milestones are achieved and vesting is accelerated, the remaining unamortized value of the shares will be charged to expenses in the period in which performance is achieved. During the year ended December 31, 2004 Avici recorded approximately $0.1 million of compensation expense associated with these grants. Avici expects to recognize compensation expense of approximately $0.2 million in 2005 and $0.6 million thereafter, related to such grants.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(all tabular amounts in thousands except share and per share data)

(g)	2000 Employee Stock Purchase Plan

A total of 187,500 shares of common stock have been reserved for issuance under the 2000 Employee Stock Purchase Plan. The plan contains consecutive, overlapping, 24-month offering periods. Each offering period includes four consecutive six-month purchase periods. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period, whichever is lower, with the option price at the beginning of the first offering period equal to 85% of the initial public offering price. Participation is limited to 10% of the employee’s eligible compensation, not to exceed $25,000 per calendar year or amounts allowed by the Internal Revenue Code. On January 1 of each year, commencing with January 1, 2001, the aggregate number of shares of common stock available for purchase under the 2000 Employee Stock Purchase Plan will automatically increase by the number of shares necessary to cause the total number of shares then available for purchase to be 187,500 shares. During the years ended December 31, 2004, 2003 and 2002, Avici sold 56,708, 50,962 and 61,460 shares, respectively, to employees under the 2000 Employee Stock Purchase Plan.

(h)	Accounting for Stock-Based Compensation

Through December 31, 2001, Avici had recorded cumulative non-cash deferred compensation, relating to pre-IPO stock option grants, as an element of stockholders’ equity, representing the aggregate difference between the deemed fair value of Avici’s common stock and the exercise price of stock options and restricted stock granted and the selling price of stock sold. The deferred compensation has been recognized as an expense over the vesting period of the stock options and restricted stock and has been fully expensed by the third quarter of 2004. During the years ended December 31, 2004, 2003 and 2002, Avici recorded approximately $0.3 million, $1.0 million and $4.1 million, respectively, of non-cash compensation expense associated with these grants.

(i)	Shareholder Rights Agreement

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

As Avici has incurred net operating losses since inception, no provision for federal or state income taxes has been recorded. As of December 31, 2004, Avici had net operating loss carryforwards for federal and state income

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(all tabular amounts in thousands except share and per share data)

tax purposes and tax credit carryforwards of approximately $334.2 million and $10.0 million, respectively. Approximately $18.4 million of Avici’s net operating loss carryforwards relate to deductions associated with Avici’s stock option plans, which will be benefited through stockholders’ equity if realized. The federal net operating loss carryforwards expire beginning in 2012 through 2024, and are subject to review and possible adjustment by the Internal Revenue Service (IRS). The utilization of the net operating loss carryforwards may be subject to annual limitations as a result of changes in the ownership of the Company.

The approximate income tax effects of each type of temporary differences and carryforwards are as follows:

	December 31,
	2004	2003
Deferred Tax Assets:
Net operating loss carryforwards	$133,675	$118,199
Research credit carryforwards	10,016	9,199
Depreciation	6,322	6,656
Inventory	2,346	2,211
Accrued compensation	275	481
Other	1,829	2,300

Gross deferred tax assets	154,463	139,046
Valuation allowance	(153,218)	(137,793)

Total deferred tax asset	1,245	1,253

Deferred Tax Liabilities:
Leases	(1,245)	(1,253)

Total deferred tax liabilities	(1,245)	(1,253)

Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of the deferred tax assets, Avici has provided a full valuation allowance against these amounts at December 31, 2004 and 2003.

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

(6)	COMMITMENTS AND CONTINGENCIES

(a)	Leases

Future minimum payments due under lease agreements at December 31, 2004 are as follows:

Operating Leases
2005	1,126
2006	1,115
2007	743

Total payments	$2,984

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(all tabular amounts in thousands except share and per share data)

Rent expense from operating leases included in the accompanying consolidated statements of operations was approximately $1.2 million, $1.3 million and $1.8 million for the years ended December 31, 2004, 2003 and 2002 respectively. In connection with its facilities leases, Avici provided letters of credit to the lessor. The letters of credit are fully collateralized by cash of $0.2 million and $0.4 million as of December 31, 2004 and 2003 respectively, and are recorded as restricted cash in the accompanying consolidated balance sheets.

(b)	Commitments

Avici outsources the manufacture and assembly of its products. During the normal course of business, in order to maintain competitive lead times for customers and adequate components supply, Avici enters into agreements with certain suppliers to procure inventory based upon criteria as defined by Avici. As of December 31, 2004, Avici is committed to purchase approximately $5.3 million of inventory over the next 12 months.

(c)	Guarantees and Product Warranties

The Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The following is a summary of agreements that Avici has determined to be within the scope of FIN 45.

In the normal course of business, Avici may agree to indemnify other parties, including customers, lessors and parties to other transactions with Avici, with respect to certain matters. Avici has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. Historically, payments made by Avici, if any, under these agreements have not had a material impact on Avici’s operating results or financial position.

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

2004
Product warranty liability, beginning of year	$1,116
Warranties issued during the period	1,112
Settlements made during the period	(1,659)

Product warranty liability, end of year	$569

(d)	Litigation

In addition to claims in the normal course of business, twelve purported securities class action lawsuits were filed against Avici and one or more of Avici’s underwriters in Avici’s initial public offering, and certain officers

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(all tabular amounts in thousands except share and per share data)

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

In June 2003, Avici elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against Avici and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants,

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(all tabular amounts in thousands except share and per share data)

however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, Avici and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. The plaintiffs and the issuer defendants are in the process of assessing whether to proceed with the proposed settlement, as modified by the Court. If the plaintiffs and the issuer defendants elect to proceed with the proposed settlement, as modified by the Court, they will submit revised settlement documents to the Court. The underwriter defendants may then have an opportunity to object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

The Securities and Exchange Commission (the “SEC”) is conducting several investigations relating to Qwest Communications International Inc. (“Qwest”) and its business relationships. In the SEC investigation entitled “Issuers Related to Qwest,” Avici understands that it is one of eleven companies whose business dealings with Qwest are being investigated. Avici has cooperated with these investigations and there has been no wrong-doing by Avici alleged in any of these investigations. How long these investigations may continue and their ultimate outcome cannot be determined.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(all tabular amounts in thousands except share and per share data)

(7)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated Statement of Operations Data:

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Gross revenue—product	$5,820	$10,423	$2,454	$2,453
Gross revenue—service	1,134	1,674	1,256	1,386
Common stock warrant discount—product	(527)	(527)	(527)	(527)

Net revenue	$6,427	$11,570	$3,183	$3,312

Gross margin—product	$3,237	$4,855	$308	$828
Gross margin—service	540	1,112	687	842

Gross margin—total	$3,777	$5,967	$995	$1,670

Net loss	$(9,078)	$(6,268)	$(10,372)	$(9,707)

Basic and diluted net loss per share	$(0.73)	$(0.50)	$(0.82)	$(0.76)

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Gross revenue—product	$6,663	$8,827	$9,353	$10,292
Gross revenue—service	927	1,020	1,108	1,226
Common stock warrant discount—product	(817)	(817)	(817)	—

Net revenue	$6,773	$9,030	$9,644	$11,518

Gross margin—product	$2,585	$5,111	$6,058	$7,324
Gross margin—service	165	283	289	491

Gross margin—total	$2,750	$5,394	$6,347	$7,815

Net loss	$(12,700)	$(11,313)	$(9,111)	$(3,907)

Basic and diluted net loss per share	$(1.03)	$(0.92)	$(0.75)	$(0.32)

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Avici, under the supervision and with the participation of Avici’s management, including the principal executive officer and principal financial officer, evaluated the effectiveness of Avici’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”) pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, Avici’s principal executive officer and principal financial officer have concluded, that, as of the Evaluation Date, Avici’s disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Avici’s management, including Avici’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

The Company has continued to make enhancements to its internal controls over financial reporting to meet its compliance requirements pursuant to Section 404 of Sarbanes-Oxley.

There were no changes in Avici’s internal control over financial reporting during Avici’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect Avici’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control—Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this item 9A under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

The Board of Directors and Stockholders of Avici Systems Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Avici Systems Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avici Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Avici Systems Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Avici Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Avici Systems Inc. and our report dated March 7, 2005 expressed an unqualified opinion thereon.

Boston, Massachusetts

March 7, 2005

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2004.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2004, under the heading of “Ownership of Management and Directors” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2004.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2004.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this Form 10-K:

1. All Financial Statements. (see “Consolidated Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2. Financial Statement Schedules. (see “Schedule II – Valuation and Qualifying Accounts,” which is included herein by reference)

3. Exhibits

The following exhibits are filed as part of and incorporated by reference into this Form 10-K:

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

3.2	Certificate of Amendment of Fourth Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.2 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.4	Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.5	Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

4.1	Specimen certificate representing the Registrant’s Common Stock (previously filed as Exhibit 4.1 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

4.2	Common Stock Purchase Warrant, dated as of January 7, 2004, issued to Nortel Networks Limited by Avici Systems Inc. (previously filed as Exhibit 4.1 to our Form 8-K filed with the Commission on January 8, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.1*	1997 Stock Incentive Plan (previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.2*	Amended 2000 Stock Option and Incentive Plan, as amended (previously filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-116179), which is incorporated herein by reference)

10.3*	2000 Employee Stock Purchase Plan, as amended on December 20, 2000 (previously filed as Exhibit 10.3 to our Form 10-K for the year ended December 31, 2001 filed with the Commission on March 22, 2002 (File No. 000-30865), which is incorporated herein by reference)

10.4*	2000 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-116179), which is incorporated herein by reference)

10.5	Fifth Amended and Restated Investor Rights Agreement, by and among the registrant and the Investors and Founders listed therein, dated as of April 24, 2000, as amended (previously filed as Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.6	Omnibus Agreement, dated August 26, 1999, between the Registrant and Nortel Networks Inc. (previously filed as Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.7	Lease, dated June 2, 1998, between the Registrant and Y-CEE Investment Trust, as amended (previously filed as Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.8	EMC Module Supply Agreement, dated May 1999, between the Registrant and Nortel Networks Inc. (previously filed as Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

Exhibit Number	Description of Document

10.9†	Procurement Agreement, dated May 17, 2000, between the Registrant and Williams Communications, Inc. (previously filed as Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.10*	Offer letter, dated January 13, 2000, from the Registrant to Paul F. Brauneis (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.11	Lease, dated June 8, 2000, between the Registrant and Yvon Cormier, Trustee of Y-C Investment Trust V (previously filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.12*	Offer letter, dated July 27, 2000 between the Registrant and Steven B. Kaufman (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended September 30, 2000 filed with the Commission on November 13, 2000 (File No. 000-30865), which is incorporated herein by reference)

10.13	Lease, dated August 2, 2000, between the Registrant and Y-CEE Investment Trust (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2000 filed with the Commission on November 13, 2000 (File No. 000-30865), which is incorporated herein by reference)

10.14*	Offer letter, dated March 28, 2003, between the Registrant and Chris Koeneman (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2003 filed with the Commission on May 14, 2003 (File No. 000-30865), which is incorporated herein by reference)

10.15+	OEM Purchase and Sales Agreement, dated January 7, 2004, between the Registrant and Nortel Networks Limited (previously filed as exhibit 10.15 to our form 10-K for the year ended December 31, 2003 filed with the Commission on March 12, 2004 (file No. 000-30865), which is incorporated herein by reference)

10.16+	Procurement Agreement, dated December 21, 2000, between the Registrant and AT&T Corp. (previously filed as exhibit 10.1 to our form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.17+	Amendment No. 1, dated January 11, 2002, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as exhibit 10.2 to our form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.18+	Amendment No. 2, dated March 29, 2002, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as exhibit 10.3 to our form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.19+	Amendment No. 3, dated March 5, 2003, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as exhibit 10.4 to our form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.20+	Amendment No. 4, dated September 22, 2004, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as exhibit 10.5 to our form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.21	Separation Agreement between the Registrant and Steven Kaufman, effective December 8, 2004 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 10, 2004 (File No. 000-30865), which is incorporated herein by reference).

Exhibit Number	Description of Document

16.1	Letter from Arthur Andersen LLP to the SEC dated July 2, 2002 (previously filed as Exhibit 16.1 to our Form 8-K/A filed with the Commission on July 3, 2002 (File No. 000-30865), which is incorporated herein by reference)

21.1	Subsidiaries of Avici

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included as part of the signature page of this Report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement
†	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission
+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVICI SYSTEMS INC.

By:	/s/ PAUL F. BRAUNEIS
Paul F. Brauneis Chief Financial Officer, Treasurer and Senior Vice President of Administration

Date: March 11, 2005

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

Signature	Title	Date

/s/ SURYA R. PANDITI Surya R. Panditi	Chairman and Director	March 11, 2005

/s/ WILLIAM LEIGHTON William Leighton	Chief Executive Officer and Director (principal executive officer)	March 11, 2005

/s/ PAUL F. BRAUNEIS Paul F. Brauneis	Chief Financial Officer, Treasurer and Senior Vice President of Administration (principal financial officer and principal accounting officer)	March 11, 2005

/s/ ROBERT P. SCHECHTER Robert P. Schechter	Director	March 11, 2005

/s/ WILLIAM INGRAM William Ingram	Director	March 11, 2005

/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	March 11, 2005

AVICI SYSTEMS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

In thousands

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Accounts Receivable Reserves and Allowances
Year ended December 31, 2004	$245	$—	$—	$100	$145

Year ended December 31, 2003	$175	$70	$—	$—	$245

Year ended December 31, 2002	$—	$220	$—	$45	$175

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1		Fourth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

3.2		Certificate of Amendment of Fourth Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.2 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.3		Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.4		Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2002 (File No. 000-30865), which is incorporated herein by reference)

3.5		Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

4.1		Specimen certificate representing the Registrant’s Common Stock (previously filed as Exhibit 4.1 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

4.2		Common Stock Purchase Warrant, dated as of January 7, 2004, issued to Nortel Networks Limited by Avici Systems Inc. (previously filed as Exhibit 4.1 to our Form 8-K filed with the Commission on January 8, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.1	*	1997 Stock Incentive Plan (previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.2	*	Amended 2000 Stock Option and Incentive Plan, as amended (previously filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-116179), which is incorporated herein by reference)

10.3	*	2000 Employee Stock Purchase Plan, as amended on December 20, 2000 (previously filed as Exhibit 10.3 to our Form 10-K for the year ended December 31, 2001 filed with the Commission on March 22, 2002 (File No. 000-30865), which is incorporated herein by reference)

10.4	*	2000 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-116179), which is incorporated herein by reference)

10.5		Fifth Amended and Restated Investor Rights Agreement, by and among the Registrant and the Investors and Founders listed therein, dated as of April 24, 2000, as amended (previously filed as Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.6		Omnibus Agreement, dated August 26, 1999, between the Registrant and Nortel Networks Inc. (previously filed as Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.7		Lease, dated June 2, 1998, between the Registrant and Y-CEE Investment Trust, as amended (previously filed as Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.8		EMC Module Supply Agreement, dated May 1999, between the Registrant and Nortel Networks Inc. (previously filed as Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

Exhibit Number	Description of Document

10.9†	Procurement Agreement, dated May 17, 2000, between the Registrant and Williams Communications, Inc. (previously filed as Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.10*	Offer letter, dated January 13, 2000, from the Registrant to Paul F. Brauneis (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.11

Lease, dated June 8, 2000, between the Registrant and Yvon Cormier, Trustee of Y-C Investment

Trust V (previously filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.12*	Offer letter, dated July 27, 2000 between the Registrant and Steven B. Kaufman (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended September 30, 2000 filed with the Commission on November 13, 2000 (File No. 000-30865), which is incorporated herein by reference)

10.13	Lease, dated August 2, 2000, between the Registrant and Y-CEE Investment Trust (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2000 filed with the Commission on November 13, 2000 (File No. 000-30865), which is incorporated herein by reference)

10.14*	Offer letter, dated March 28, 2003, between the Registrant and Chris Koeneman (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2003 filed with the Commission on May 14, 2003 (File No. 000-30865), which is incorporated herein by reference)

10.15+	OEM Purchase and Sales Agreement, dated January 7, 2004, between the Registrant and Nortel Networks Limited (previously filed as exhibit 10.15 to our form 10-K for the year ended December 31, 2003 filed with the Commission on March 12, 2004 (file No. 000-30865), which is incorporated herein by reference)

10.16+	Procurement Agreement, dated December 21, 2000, between the Registrant and AT&T Corp. (previously filed as exhibit 10.1 to our form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.17+	Amendment No. 1, dated January 11, 2002, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as exhibit 10.2 to our form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.18+	Amendment No. 2, dated March 29, 2002, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as exhibit 10.3 to our form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.19+	Amendment No. 3, dated March 5, 2003, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as exhibit 10.4 to our form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.20+	Amendment No. 4, dated September 22, 2004, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as exhibit 10.5 to our form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.21	Separation Agreement between the Registrant and Steven Kaufman, effective December 8, 2004 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 10, 2004 (File No. 000-30865), which is incorporated herein by reference).

Exhibit Number	Description of Document

16.1	Letter from Arthur Andersen LLP to the SEC dated July 2, 2002 (previously filed as Exhibit 16.1 to our Form 8-K/A filed with the Commission on July 3, 2002 (File No. 000-30865), which is incorporated herein by reference)

21.1	Subsidiaries of Avici

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included as part of the signature page of this Report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement
†	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission
+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission