Form 10-Q
period 2005-03-31
AVICI SYSTEMS INC
filed 2005-05-06
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Indicate by check  ☑ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes   ☑    No  ☐

At May 4, 2005 12,958,287 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

AVICI SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVICI SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$21,399	$22,638
Marketable securities	33,623	32,893
Trade accounts receivable, net	5,128	4,243
Inventories	5,397	7,020
Prepaid expenses and other current assets	1,320	1,465

Total current assets	66,867	68,259
Property and equipment, net	9,106	8,202
Long-term marketable securities	10,645	13,495
Contract distribution rights	3,687	4,214
Other assets	243	243

Total assets	$90,548	$94,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,233	$7,027
Accrued payroll and payroll-related costs	2,653	1,899
Other accrued expenses	1,692	1,870
Deferred revenue	8,213	7,347

Total current liabilities	19,791	18,143

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized – 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.0001 par value:
Authorized – 250,000,000 shares Issued – 13,438,538 shares at March 31, 2005 and 13,439,016 shares at December 31, 2004	1	1
Additional paid-in capital	461,875	461,830
Common stock warrants	18,521	18,521
Treasury Stock, at cost – 491,202 shares and 489,754 shares at March 31, 2005 and December 31, 2004, respectively	(2,197)	(2,187)
Deferred compensation	(797)	(852)
Accumulated deficit	(406,646)	(401,043)

Total stockholders’ equity	70,757	76,270

Total liabilities and stockholders’ equity	$90,548	$94,413

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Product	$9,525	$5,820
Service	1,195	1,134

Total gross revenue	10,720	6,954
Common stock warrant discount – product	(527)	(527)

Net revenue	10,193	6,427

Cost of revenue – product	3,286	2,056
Cost of revenue – service	593	594

Total cost of revenue	3,879	2,650

Gross margin	6,314	3,777

Operating expenses:
Research and development (1)	8,660	9,085
Sales and marketing (1)	2,310	2,705
General and administrative (1)	1,310	1,335
Stock-based compensation	—	137

Total operating expenses	12,280	13,262

Loss from operations	(5,966)	(9,485)
Interest income, net	363	407

Net loss	$(5,603)	$(9,078)

Net loss per basic and diluted share	$(0.44)	$(0.73)

Weighted average common shares used in computing basic and diluted net loss per share	12,854,485	12,431,081

(1) Excludes certain non-cash, stock-based compensation, as follows:
Research and development	$—	$100
Sales and marketing	—	22
General and administration	—	15

	$—	$137

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(5,603)	$(9,078)
Adjustments to reconcile net loss to net cash used in operating activities –
Depreciation and amortization	1,608	3,414
Amortization of common stock warrants discount – product	527	527
Compensation expense associated with issuance of stock-based awards to employees	55	248
Changes in current assets and liabilities:
Trade accounts receivable	(885)	2,175
Inventories	1,623	(542)
Prepaid expenses and other current assets	145	381
Accounts payable	206	1,661
Accrued payroll and payroll related	754	(1,529)
Accrued restructuring costs	—	(161)
Accrued other	(183)	(477)
Deferred revenue	866	(170)

Net cash used in operating activities	(887)	(3,551)

Cash Flows from Investing Activities:
Maturity of marketable securities	9,223	26,013
Purchases of marketable securities	(7,103)	(6,039)
Purchases of property and equipment	(2,512)	(1,603)

Net cash (used in) provided by investing activities	(392)	18,371

Cash Flows from Financing Activities:
Proceeds from employee stock plans	50	3,089
Repurchase of stock	(10)	—
Payments on capital lease obligations	—	(46)

Cash provided by financing activities	40	3,043

Net (decrease) increase in Cash and Cash Equivalents	(1,239)	17,863
Cash and Cash Equivalents, Beginning of Period	22,638	22,374

Cash and Cash Equivalents, End of Period	$21,399	$40,237

See accompanying notes.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except per share data)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (“Avici” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of Avici, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2005 and December 31, 2004 and the operating results and cash flows for the periods ended March 31, 2005 and 2004. These consolidated financial statements and notes should be read in conjunction with Avici’s consolidated audited financial statements and notes thereto for the year ended December 31, 2004, which appear in Avici’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2005.

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

Avici establishes warranty reserves for costs expected to be incurred after the sale and delivery of product for deficiencies as required under specific product warranty provisions. Avici records an estimate of warranty related costs at the time of sale based on the actual historical return rates and repair costs excluding any significant or infrequent issues, which are specifically identified and reserved for. Warranty reserves are included in “other accrued expenses” in the accompanying consolidated balance sheets.

Balance at December 31, 2004	$569
Warranties issued during the period	287
Settlements made during the period	(316)

Balance at March 31, 2005	$540

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

Cash, cash equivalents and marketable securities consist of the following:

	March 31, 2005	December 31, 2004
Cash and cash equivalents	$21,399	$22,638
Marketable securities	33,623	32,893

Subtotal	55,022	55,531
Long-term marketable securities	10,645	13,495

	$65,667	$69,026

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

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2005	December 31, 2004
Finished goods	$4,840	$6,852
Raw materials	557	168

	$5,397	$7,020

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

(h) Comprehensive Income (Loss)

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

(i) Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. Avici has determined that it conducts its operations in one segment. During the three months ended March 31, 2005, the company recognized 92% of its gross revenue from one customer, AT&T. During the three months ended March 31, 2004, the company recognized 68% and 28% of its gross revenue, respectively, from two customers, namely AT&T and Nortel. For the full year 2004 AT&T and Nortel accounted for 60% and 12%, respectively of gross revenue.

(j) Stock-Based Compensation

SFAS No. 123, “Accounting for Stock Based Compensation,” requires the measurement of the fair value of stock options or warrants to be included in the consolidated statement of operations or disclosed in the notes to the consolidated financial statements. Avici accounts for stock-based compensation for employees in accordance with the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and has elected the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information.

If compensation cost had been determined for stock option grants to employees based on the provisions of SFAS No. 123 the effect on net loss and net loss per share would have been as follows:

	Three months ended

	March 31, 2005	March 31, 2004
Net loss, as reported	$(5,603)	$(9,078)
Deduct: Stock-based employee compensation expense included in reported net loss	55	137
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(371)	(920)

Pro forma net loss	$(5,919)	$(9,861)

Basic and diluted net loss per share:
As reported	$(0.44)	$(0.73)
Pro forma	$(0.46)	$(0.79)

In January 2004, Avici granted 30,000 shares of restricted stock to certain key employees of the Company. The shares vested on a quarterly basis over four quarters. The value of the shares at the date of grant was $0.4 million and was charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the vesting period and have been fully expensed by the fourth quarter of 2004.

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

(k) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations, and eliminates the alternative to use APB 25’s intrinsic value method of accounting, which Avici is currently using. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. Accordingly, Avici will adopt this statement in the first quarter of 2006. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and share awards beginning with the first period restated. Avici is currently evaluating the provisions of this statement to determine the impact on its consolidated financial statements. However, the adoption of this statement is expected to have a negative effect on its consolidated statements of operations.

NOTE 3. STOCKHOLDERS’ EQUITY

Common Stock Warrant Discount - Product

In January 2004, in connection with a three-year strategic OEM agreement with Nortel Networks, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel Networks with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel Networks achieves certain performance milestones. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and is recorded as a reduction of revenue on a systematic basis, currently straight-line, over the economic life of the agreement, which is expected to be three years. The unamortized balance of $3.7 million at March 31, 2005 is recorded as a Contract Distribution Right in the accompanying balance sheet.

NOTE 4. LITIGATION

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

Except for the historical information contained herein, certain matters discussed in this Report on Form 10-Q constitute forward-looking statements that involve risks and uncertainties. Avici’s actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including without limitation those discussed under the caption “Factors That May Affect Future Results” included in Avici’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 11, 2005 and elsewhere herein. Forward-looking statements include statements regarding the future or Avici’s expectations, beliefs, intentions or strategies regarding the future and may be identified by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” and similar expressions. There may be events in the future that could affect these matters.

Overview

Avici Systems provides high-speed data networking equipment that enables telecommunications companies and Internet service providers to transmit high volumes of information across their networks.

Since our inception, we have incurred significant losses. As of March 31, 2005, we had an accumulated deficit of $406.6 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICs, and software, and system testing the Avici Terabit Switch Router (TSR®). Revenue was first recognized during 2000. Since then we have also grown our administrative, marketing, sales, customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. We expect that sales and marketing, research and development, and general and administrative expenses will increase as our business expands. As a result, we will need to generate significant revenues to achieve and maintain profitability.

During 1999 we introduced the TSR, which is purpose-built for the stresses of carrier core routing in large IP networks. The first TSR sale occurred during 2000. During 2001 we introduced the Avici Stackable Switch Router (SSR™), a rack-mountable scalable router for carriers and service providers with smaller core networks. The first SSR sale occurred during 2001. During the fourth quarter of 2002, we introduced the Avici Quarter-rack Scalable Router (QSR™), which provides customers with one of the smallest footprint, highest density routers commercially available. The first QSR sale occurred during 2003. We currently market our products to major carriers in North America through our direct sales force and third party distribution partners. We also market our products internationally through sales agents, systems integrators and distributors, and through a direct sales force in Europe and Asia. We currently provide product installation and customer field support through our internal customer service organization and third-party support organizations.

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

We expect telecommunications service providers to maintain conservative levels of capital spending in the near term. However, any decline in spending for certain telecommunications equipment, or any change in our business strategy could necessitate restructuring actions which could have an adverse impact on the results of operations and financial condition of Avici.

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

In April 2003, we entered into a strategic relationship with Huawei, the terms of which expired in April 2005. We are in discussion with Huawei related to extending the term of the agreement. There is no assurance that the term of such strategic relationship will be extended. The agreement describes the terms and conditions under which Huawei may acquire equipment from us for sales and distribution in Greater China. The agreement has no minimum purchase commitment associated with it.

In January 2004, we entered into a worldwide three-year strategic agreement with Nortel. Under this agreement, Nortel will market, sell and support Avici’s carrier-class core routers as part of its converged network solutions based on Internet Protocol (IP) technology. The agreement has no minimum purchase commitment associated with it.

Common Stock Warrant Discount - Product

In January 2004, in connection with a three-year strategic OEM agreement with Nortel Networks, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel Networks with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel Networks achieves certain performance milestones. The fair value of the warrant was calculated to be approximately

$6.3 million using the Black-Scholes valuation model, and is recorded as a reduction of revenue on a systematic basis, currently straight-line, over the economic life of the agreement, which is expected to be three years. The unamortized balance of $3.7 million at March 31, 2005 is recorded as a Contract Distribution Right in the accompanying balance sheet.

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

Research and Development

Research and development expenses consist primarily of salaries and related employee costs, depreciation expense on laboratory equipment and project costs, namely, prototype equipment, materials costs and third-party costs and fees related to the development and prototyping of our proprietary technology. Project costs may vary from period to period depending upon the timing and extent of applicable initiatives. Depreciation expense has decreased as current capital expenditures are lower than prior years’ additions, which have become fully depreciated. In the future, research and development expenses may increase as additional resources become necessary to further support our channel partners and to remain competitive as demand for new products, product features and functionality increases.

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

Stock-based Compensation

In January 2004, Avici granted 30,000 shares of restricted stock to certain key employees of the Company. The shares vested on a quarterly basis over four quarters. The value of the shares at the date of grant was $0.4 million and was charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the vesting period and have been fully expensed by the fourth quarter of 2004.

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

Long-lived Assets

We review the carrying value of property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over the remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Although we have recognized no material impairment adjustments related to our property, plant, and equipment, except those made in conjunction with restructuring actions, deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

Results of Operations

Revenue

Total gross revenue increased $3.7 million to $10.7 million in the first quarter of 2005 from $7.0 million in the first quarter of 2004. Gross product revenue increased $3.7 million to $9.5 million in the first quarter of 2005 from $5.8 million in the first quarter of 2004. The increase in gross product revenue is primarily due to an increase in our product volume due to increase in network build outs and resultant increase in customer orders. Net product revenue, after warrant amortization of $0.5 million in the first quarter of 2005 and 2004, increased $3.7 million to $9.0 million in the first quarter of 2005 from $5.3 million in the first quarter of 2004. Service revenue increased $0.1 million to $1.2 million in the first quarter of 2005 from $1.1 million in the first quarter of 2004. The increase in service revenue relates to a period over period increase in our installed base of products. During the three months ended March 31, 2005, the company recognized 92% of its gross revenue from one customer, AT&T. During the three months ended March 31, 2004, the company recognized 68% and 28% of its gross revenue, respectively, from two customers, namely AT&T and Nortel. For the full year 2004 AT&T and Nortel accounted for 60% and 12%, respectively of gross revenue.

Cost of Revenue

Total cost of revenue increased $1.2 million to $3.9 million in the first quarter of 2005 from $2.7 million in the first quarter of 2004. Product cost of revenue was 37% and 39% of product net revenue in first quarter of 2005 and 2004, respectively. The lower product cost of revenue as a percentage of product net revenue in the 2005 period as compared to the 2004 period was a result of product mix and fixed costs on higher volume.

Product cost of revenue as a percentage of product net revenue is affected by changes in the mix of products sold, discounts and related pricing, channels of distribution, changes in material costs, excess inventory and obsolescence charges and credits, changes in volume and pricing competition. In the longer term due to an expected shift in revenue mix from direct sales to sales through distribution channels, which typically result in lower margins, we expect that product cost of revenue as a percentage of product net revenue will increase.

Service cost of revenue was 50% and 52% of service revenue in the first quarter of 2005 and 2004, respectively. The lower percentage in the 2005 period is primarily the result of economies gained from an increase in service revenues due to a growing installed base coupled with lower depreciation costs on service related capital equipment.

Research and Development

Research and development expenses decreased $0.4 million to $8.7 million for the first quarter of 2005 from $9.1 million for the first quarter of 2004. The decrease in the 2005 period from 2004 was primarily due to a reduction in depreciation expense of approximately $1.6 million, as current capital expenditures are lower than prior years’ additions, which have become fully depreciated, partially off set by an increase in labor and labor related expenses of $1.1 million in connection with a realignment of the Company’s compensation program.

Sales and Marketing

Sales and marketing expenses decreased $0.4 million to $2.3 million for the first quarter of 2005 from $2.7 million for the first quarter of 2004. The decrease in the 2005 period was primarily due to lower depreciation expense and certain lower external marketing costs.

General and Administrative

General and administrative expenses were unchanged at $1.3 million for the first quarter of 2005 as compared to 2004.

Stock-Based Compensation

Stock-based compensation, associated with pre-IPO stock option grants, was $0.1 million for the first quarter of 2004. All costs related to such grants were fully amortized and expensed by the third quarter of 2004.

Interest Income, Net

Interest income was unchanged at $0.4 million for the first quarter of 2005 as compared to 2004 as increasing interest rates offset lower invested cash balances.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private sales of equity securities, an initial public offering in July 2000, and the proceeds from the exercise of stock options by employees. From inception through March 31, 2005, we raised approximately $410.3 million from these equity sources. During the first three months of 2005, we used $0.9 million in cash for operating activities, compared to $3.6 million used during the first three months of 2004. The decrease in cash usage in the 2005 period as compared to the 2004 period was as a result of lower operating losses before non-cash items such as depreciation, warrant amortization and stock compensation expenses and lower working capital requirements. We expect working capital requirements will increase further in the future if product sales increase, creating larger customer receivable balances and the potential need to build inventory in advance of shipment. In addition, we expect to selectively invest in infrastructure costs needed to support the scale of operations.

Purchases of equipment were $2.5 million during the first three months of 2005, compared to $1.6 million for the first three months of 2004. Equipment purchases increased in the 2005 period primarily due to the timing of certain purchases made to fulfill requirements of research and development projects and to maintain and enhance our customer support infrastructure. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect that capital expenditures will be between $5 million and $6 million in the last nine months of 2005. We expect that capital expenditure requirements may increase if product sales increase, creating a need for increased levels of test and management information systems equipment.

At March 31, 2005, we had cash and cash equivalents of $21.4 million, short-term marketable securities of $33.6 million, and long-term marketable securities of $10.6 million, totaling $65.7 million. In addition $0.2 million of restricted cash is included in Other Assets as deposits for facility related obligations. We believe that our existing cash, cash equivalents and marketable securities are sufficient to meet our normal operating and capital expenditure needs for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Contractual Obligations

At March 31, 2005 our contractual obligations, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year	Operating Leases	Inventory Purchase Commitment	Total
2005 (remainder of year)	$860	$4,431	$5,291
2006	1,115	—	1,115
2007	743	—	743
Thereafter	—	—	—

Total future contractual commitments	$2,718	$4,431	$7,149

Payments made under operating leases will be treated as rent expense for the facilities. We outsource the manufacture and assembly of our products. During the normal course of business, in order to maintain competitive lead times for customers and adequate supply of components, we enter into agreements with certain suppliers to procure inventory based upon criteria defined by us.

Off-Balance Sheet Arrangements

As of March 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management’s plans and objectives for future operations, as well as statements regarding the strategy and plans of Avici. Our actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference or otherwise affect our future results of operations include the limited number of customers; continuing acceptance of our products and product enhancements; customer purchasing patterns and commitments; the size, timing and recognition of revenue from customers; the success of our channel relationships; our ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and our ability to predict and respond to market developments; the failure to keep pace with the rapidly changing requirements of our customers; our ability to attract and retain key personnel; the development and expansion of our direct sales force and/or other distributor channels; risks associated with management of growth; risks associated with international expansion; our ability to obtain component parts; our being held liable for defects or errors in our products; risks associated with compliance with various existing or evolving industry environmental and other standards; laws and regulations; our ability to identify, acquire and integrate acquisition targets; our ability to obtain additional financing; our failure to comply with the listing requirements of the Nasdaq National Market System; the expense of defending and the outcome of pending and future litigation and investigations (including whether or not the Court approves the proposed settlement with the plaintiffs in the New York securities litigation); the adequacy of our insurance to cover our obligations with respect to the ultimate resolution of any pending or future litigation matters; as well as risks of a further downturn in economic conditions generally, and in the telecommunications industry specifically; and risks associated with competition and competitive pricing pressures. For a more detailed description of the risk factors associated with Avici, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 11, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations, and eliminates the alternative to use APB 25’s intrinsic value method of accounting, which Avici is currently using. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. Accordingly, Avici will adopt this statement in the first quarter of 2006. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and share awards beginning with the first period restated. Avici is currently evaluating the provisions of this statement to determine the impact on its consolidated financial statements. However, the adoption of this statement is expected to have a negative effect on its consolidated statements of operations.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2005, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

ITEM 6. EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit Description

10.1	Non-qualified Stock Option Agreement

10.2	Stock Restriction Agreement

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVICI SYSTEMS INC.

Date	May 6, 2005	By: /s/ Paul F. Brauneis
Paul F. Brauneis Chief Financial Officer, Treasurer, Senior Vice President of Finance and Administration, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Non-qualified Stock Option Agreement

10.2	Stock Restriction Agreement

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002