Form 10-Q
period 2005-06-30
AVICI SYSTEMS INC
filed 2005-08-05
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

Indicate by check ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ✓    No  ☐

At August 3, 2005 13,143,690 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

AVICI SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVICI SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$19,794	$22,638
Marketable securities	36,332	32,893
Trade accounts receivable, net	5,187	4,243
Inventories	4,687	7,020
Prepaid expenses and other current assets	1,156	1,465

Total current assets	67,156	68,259
Property and equipment, net	8,423	8,202
Long-term marketable securities	6,178	13,495
Contract distribution rights	3,160	4,214
Other assets	243	243

Total assets	$85,160	$94,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,397	$7,027
Accrued payroll and payroll-related costs	3,068	1,899
Other accrued expenses	1,368	1,870
Deferred revenue	8,042	7,347

Total current liabilities	16,875	18,143

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized – 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.0001 par value: Authorized – 250,000,000 shares Issued– 13,643,783 shares at June 30, 2005 and 13,439,016 shares at December 31, 2004	1	1
Additional paid-in capital	462,779	461,830
Common stock warrants	18,521	18,521
Treasury Stock, at cost – 492,150 shares and 489,754 shares at June 30, 2005 and December 31, 2004, respectively	(2,200)	(2,187)
Deferred compensation	(1,489)	(852)
Accumulated deficit	(409,327)	(401,043)

Total stockholders’ equity	68,285	76,270

Total liabilities and stockholders’ equity	$85,160	$94,413

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Product	$10,460	$10,423	$19,985	$16,243
Service	1,174	1,674	2,369	2,808

Total gross revenue	11,634	12,097	22,354	19,051
Common stock warrant discount – product	(527)	(527)	(1,054)	(1,054)

Net revenue	11,107	11,570	21,300	17,997

Cost of revenue – product	3,077	5,041	6,363	7,097
Cost of revenue – service	536	562	1,129	1,156

Total cost of revenue	3,613	5,603	7,492	8,253

Gross margin	7,494	5,967	13,808	9,744

Operating expenses:
Research and development (1)	8,971	7,803	17,631	16,888
Sales and marketing (1)	2,191	3,267	4,501	5,972
General and administrative (1)	1,196	1,437	2,506	2,772
Stock-based compensation	—	43	—	180

Total operating expenses	12,358	12,550	24,638	25,812

Loss from operations	(4,864)	(6,583)	(10,830)	(16,068)
Other income	1,788	—	1,788	—
Interest income, net	395	315	758	722

Net loss	$(2,681)	$(6,268)	$(8,284)	$(15,346)

Net loss per basic and diluted share	$(0.21)	$(0.50)	$(0.64)	$(1.22)

Weighted average common shares used in computing basic and diluted net loss per share	12,877,094	12,642,438	12,865,790	12,536,760

(1) Excludes certain non-cash, stock-based compensation, as follows:
Research and development	$—	$38	$—	$137
Sales and marketing	—	4	—	27
General and administration	—	1	—	16

	$—	$43	$—	$180

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(8,284)	$(15,346)
Adjustments to reconcile net loss to net cash used in operating activities –
Depreciation and amortization	3,301	5,880
Amortization of common stock warrants discount – product	1,054	1,054
Compensation expense associated with issuance of stock-based awards to employees	135	432

Changes in current assets and liabilities:
Trade accounts receivable	(944)	(3,035)
Inventories	2,333	(1,208)
Prepaid expenses and other current assets	309	456
Accounts payable	(2,630)	1,481
Accrued payroll and payroll related	1,169	(1,379)
Accrued restructuring costs	—	(348)
Accrued other	(515)	191
Deferred revenue	695	1,123

Net cash used in operating activities	(3,377)	(10,699)

Cash Flows from Investing Activities:
Maturity of marketable securities	30,666	39,070
Purchases of marketable securities	(26,788)	(17,650)
Purchases of property and equipment	(3,522)	(3,492)

Net cash provided by investing activities	356	17,928

Cash Flows from Financing Activities:
Proceeds from employee stock purchase plans	86	109
Proceeds from exercise of options	104	3,149
Repurchase of stock	(13)	(35)
Payments on capital lease obligations	—	(46)

Cash provided by financing activities	177	3,177

Net (decrease) increase in Cash and Cash Equivalents	(2,844)	10,406

Cash and Cash Equivalents, Beginning of Period	22,638	22,374

Cash and Cash Equivalents, End of Period	$19,794	$32,780

See accompanying notes.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except per share data)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (“Avici” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of Avici, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2005 and December 31, 2004 and the operating results and cash flows for the periods ended June 30, 2005 and 2004. These consolidated financial statements and notes should be read in conjunction with Avici’s consolidated audited financial statements and notes thereto for the year ended December 31, 2004, which appear in Avici’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2005.

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

Balance at December 31, 2004	$569
Warranties issued during the period	337
Settlements made during the period	(496)

Balance at June 30, 2005	$410

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

Cash, cash equivalents and marketable securities consist of the following:

	June 30, 2005	December 31 2004
Cash and cash equivalents	$19,794	$22,638
Marketable securities	36,332	32,893

Subtotal	56,126	55,531
Long-term marketable securities	6,178	13,495

	$62,304	$69,026

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

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30, 2005	December 31, 2004
Finished goods	$4,162	$6,852
Raw materials	525	168

	$4,687	$7,020

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

(i) Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. Avici has determined that it conducts its operations in one segment. During the six months ended June 30, 2005, the Company recognized 95% of its gross revenue from one customer, AT&T. During the six months ended June 30, 2004, the Company recognized 52%, 34% and 13%, respectively of its gross revenue, from three customers, namely AT&T, Huawei and Nortel. For the full year 2004, AT&T, Huawei and Nortel accounted for 60%, 27% and 12%, respectively of its gross revenue.

(j) Stock-Based Compensation

SFAS No. 123, Accounting for Stock Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the consolidated statement of operations or disclosed in the notes to the consolidated financial statements. Avici accounts for stock-based compensation for employees in accordance with the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and has elected the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information.

If compensation cost had been determined for stock option grants to employees based on the provisions of SFAS No. 123, the effect on net loss and net loss per share would have been as follows:

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss, as reported	$(2,681)	$(6,268)	$(8,284)	$(15,346)
Deduct: Stock-based employee compensation expense included in reported net loss	80	184	135	432
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(173)	(999)	(544)	(2,030)

Pro forma net loss	$(2,774)	$(7,083)	$(8,693)	$(16,944)

Basic and diluted net loss per share:
As reported	$(0.21)	$(0.50)	$(0.64)	$(1.22)
Pro forma	$(0.22)	$(0.56)	$(0.68)	$(1.35)

In January 2004, Avici granted 30,000 shares of restricted stock to certain key employees of the Company. The shares vested on a quarterly basis through January 2005. The value of the shares at the date of grant was $0.4 million and has been charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the vesting period.

In June 2004 and April 2005, Avici granted 120,000 and 167,000 shares, respectively, of restricted stock to certain key employees of the Company. The shares vest five years from the grant date. Vesting may be accelerated upon the achievement of certain pre-defined performance milestones. The value of the shares at the date of grant were $1.3 million and $0.8 million for 2004 and 2005, respectively, and are being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the five year vesting period. If the performance milestones are achieved and vesting is accelerated, the remaining unamortized value of the shares will be charged to expenses in the period in which performance is achieved.

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

NOTE 3. STOCKHOLDERS’ EQUITY

Common Stock Warrant Discount - Product

In January 2004, in connection with a three-year strategic OEM agreement with Nortel Networks, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel Networks with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel Networks achieves certain performance milestones. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and is being recorded as a reduction of revenue on a systematic basis, currently straight-line, over the economic life of the agreement, which is expected to be three years. Should the cumulative value of the warrant recorded as a reduction of revenue exceed the cumulative amount of revenue derived from Nortel Networks, such excess will be recorded as sales and marketing expense. The unamortized balance of $3.2 million at June 30, 2005 is recorded as a Contract Distribution Right in the accompanying balance sheet.

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the

Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. In response to this order, the plaintiffs and the issuer defendants are in the process of submitting revised settlement documents to the Court. The underwriter defendants may object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and on the internet and mailed to all proposed class members. It will also schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

NOTE 5. OTHER INCOME

During the second quarter of 2005, the Company reached an agreement with an independent third party to assign to the third party a claim in bankruptcy held by the Company in consideration for $1.3 million which was received in the second quarter of 2005. Other income also includes the reversal of approximately $0.5 million of credits previously established in connection with this claim.

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

Since our inception, we have incurred significant losses. As of June 30, 2005, we had an accumulated deficit of $409.3 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICs, and software, and system testing the Avici Terabit Switch Router (TSR®). Revenue was first recognized during 2000. Since then we have grown our administrative, marketing, sales, customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. We expect that sales and marketing, research and development, and general and administrative expenses will increase as our business expands and as we invest in new features and functionalities in a competitive environment. As a result, we will need to generate significant revenues to achieve and maintain profitability.

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

Our target end-user customers include incumbent local exchange carriers, inter-exchange carriers, postal telephone and telegraph operators (PTTs) (international incumbent operators), international competitive carriers, Internet service providers, and agencies of the United States government. Our products have been deployed at AT&T Corp. (AT&T), end customers through our distribution partner, Nortel, several agencies of the United States government, and in laboratory environments including the France Telecom R&D VTHD research network and Chung Hwa Telecom, among others and in Greater China through our distribution partner, Huawei. Our products are currently in trials and tests with additional prospective customers, both internationally and domestically. There can be no assurance as to the timing of the completion of these trials and tests or that their outcome will be favorable.

We expect telecommunications service providers to maintain conservative levels of capital spending in the near term. However, any decline in spending for certain telecommunications equipment, or any change in our business strategy could necessitate restructuring actions which could have an adverse impact on the results of operations and financial condition of Avici.

Revenue

We expect that in the foreseeable future, substantially all of our revenue will continue to depend on sales of our TSR, SSR, and QSR to current customers and a limited number of potential new customers. We also expect to generate revenue through our distribution and OEM partnering arrangements. Generally, these customers and partners are not contractually committed to purchase any minimum quantities of products from us. Revenue may fluctuate from period to period based upon the channel of distribution, the timing of orders and customer acceptance criteria.

In September 2004 we amended our original procurement agreement with AT&T to extend through December 31, 2009. The agreement describes the conditions under which AT&T may purchase equipment and services from us. AT&T has the ability, but not the obligation to purchase equipment and services from us. The agreement has no minimum equipment purchase commitment associated with it. In July 2005 we amended the agreement to provide for a two year prepayment of certain maintenance and support fees in consideration of a discount of approximately $0.6 million. This prepayment amounting to $3.9 million was received in July, 2005.

In April 2003, we entered into a strategic relationship with Huawei, the terms of which expired in April 2005. We are in discussion with Huawei related to an extension and possible expansion of the agreement. There is no assurance that the term of such strategic relationship will be extended or the scope expanded. The agreement described the terms and conditions under which Huawei could acquire equipment from us for sales and distribution in Greater China. The agreement had no minimum purchase commitment associated with it.

In January 2004, we entered into a worldwide three-year strategic agreement with Nortel under which, Nortel will market, sell and support Avici’s core routers as part of its converged network solutions based on Internet Protocol (IP) technology. The agreement has no minimum purchase commitment associated with it.

Common Stock Warrant Discount - Product

In January 2004, in connection with a three-year strategic OEM agreement with Nortel Networks, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel Networks with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel Networks achieves certain performance milestones. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and is being recorded as a reduction of revenue on a systematic basis, currently straight-line, over the economic life of the agreement, which is expected to be three years. Should the cumulative value of the warrant recorded as a reduction of revenue exceed the cumulative amount of revenue derived from Nortel Networks, such excess will be recorded as sales and marketing expense. The unamortized balance of $3.2 million at June 30, 2005 is recorded as a Contract Distribution Right in the accompanying balance sheet.

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

Research and Development

Research and development expenses consist primarily of salaries and related employee costs, depreciation expense on laboratory equipment and project costs, namely, prototype equipment, materials costs and third-party costs and fees related to the development and prototyping of our proprietary technology. Project costs may vary from period to period depending upon the timing and extent of applicable initiatives. Depreciation expense included as an element of research and development has decreased as capital expenditures have been lower than prior years’ additions, which have become fully depreciated. In the future, we anticipate that research and development expenses will increase as additional resources and capital equipment become necessary to further support our channel partners and to remain competitive as demand for new products, product features and functionality increases.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related employee costs, sales commissions, travel, public relations, training and other costs associated with marketing material and tradeshows. In the future, we expect sales and marketing expenses will increase as we broaden our sales infrastructure both domestically and internationally, initiate new marketing programs and invest to further support our channel partners.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel as well as professional and compliance related fees. In the future, we expect that general and administrative expenses may increase as we add personnel and incur additional costs related to business growth and increased regulatory compliance requirements.

Stock-based Compensation

In January 2004, Avici granted 30,000 shares of restricted stock to certain key employees of the Company. The shares vested on a quarterly basis through January 2005. The value of the shares at the date of grant was $0.4 million and has been charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the vesting period.

In June 2004 and April 2005, Avici granted 120,000 and 167,000 shares, respectively, of restricted stock to certain key employees of the Company. The shares vest five years from the grant date. Vesting may be accelerated upon the achievement of certain pre-defined performance milestones. The value of the shares at the date of grant were $1.3 million and $0.8 million for 2004 and 2005, respectively, and are being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the five year vesting period. If the performance milestones are achieved and vesting is accelerated, the remaining unamortized value of the shares will be charged to expenses in the period in which performance is achieved.

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

Results of Operations

Revenue

Total gross revenue decreased $0.5 million to $11.6 million in the second quarter of 2005 from $12.1 million in the second quarter of 2004. Total gross revenue increased $3.3 million to $22.4 million in the first six months in 2005 from $19.1 million for the same period in 2004. Gross product revenue remained unchanged in the second quarter of 2005 as compared to the second quarter of 2004 at $10.4 million. Gross product revenue increased $3.8 million to $20.0 million for the first six months in 2005 from $16.2 million for the same period in 2004. The increase in gross product revenue during the six month periods was primarily a result of customer mix since the 2004 periods included a higher proportion of sales through channel partners at discounts higher than in direct sales.

Net product revenue, after warrant amortization of $0.5 million in the second quarter of 2005 and 2004, was unchanged at $9.9 million. Net product revenue, after warrant amortization of $1.1 million for the first six months in 2005 and 2004 respectively, increased $3.7 million to $18.9 million for the first six months in 2005 from $15.2 million for the same period in 2004.

Service revenue decreased $0.5 million to $1.2 million in the second quarter of 2005 from $1.7 million in the second quarter of 2004. Service revenue decreased $0.4 million to $2.4 million for the first six months in 2005 from $2.8 million for the same period in 2004. The decrease in service revenue for both the three and six month periods ended June 30, 2005 is primarily due to lower pricing partially offset by higher installed base of products.

During the six months ended June 30, 2005, the Company recognized 95% of its gross revenue from one customer, AT&T. During the six months ended June 30, 2004, the Company recognized 52%, 34% and 13% of its gross revenue, respectively, from three customers, namely AT&T, Huawei and Nortel. For the full year 2004, AT&T, Huawei and Nortel accounted for 60%, 27% and 12%, respectively of gross revenue.

Cost of Revenue

Total cost of revenue decreased $2.0 million to $3.6 million in the second quarter of 2005 from $5.6 million in the second quarter of 2004. Total cost of revenue decreased $0.8 million to $7.5 million for the first six months in 2005 from $8.3 million for the same period in 2004. Product cost of revenue was 31% and 51% of product net revenue in second quarter of 2005 and 2004, respectively. Product cost of revenue was 34% and 47% of product net revenue for the first six months in 2005 and 2004, respectively. The lower product cost of revenue as a percentage of product net revenue in the second quarter and the first six months in 2005 as compared to the 2004 periods was primarily a result of customer mix since the 2004 periods included a higher proportion of sales through channel partners at discounts higher than in direct sales.

Product cost of revenue as a percentage of product net revenue is affected by changes in the mix of products sold, discounts and related pricing, channels of distribution, changes in material costs, excess inventory and obsolescence charges and credits, changes in volume and pricing competition. Although the 2005 periods include a greater proportion of direct sales as compared to the comparable 2004 periods, in the longer term the Company believes its revenue mix will become more balanced between direct sales and sales through distribution channels, which typically result in higher discounts and lower margins. As a result we expect product cost of revenue as a percentage of product net revenue to increase.

Service cost of revenue was 46% and 34% of service revenue in the second quarter of 2005 and 2004, respectively. Service cost of revenue was 48% and 41% of service revenue for the first six months in 2005 and 2004, respectively. The higher percentage in the 2005 periods is primarily the result of lower service pricing, as service costs are primarily fixed in nature.

Research and Development

Research and development expenses increased $1.2 million to $9.0 million for the second quarter of 2005 from $7.8 million for the second quarter of 2004. Research and development expenses increased $0.7 million to $17.6 million for the first six months in 2005 from $16.9 million for the same period in 2004. The increase in the 2005 periods from the comparable periods in 2004 was primarily due to an increase in labor and labor related expenses of $1.8 million and $2.9 million, respectively, for the three and six months ended June 30, 2005. Such increase was due to deployment of additional resources on a contract basis and realignment of the Company’s compensation program including management incentive costs as performance targets for the 2005 periods were achieved. The increases in the 2005 periods were partially offset by lower depreciation expenses of $0.6 million and $2.1 million, respectively, for the three and six months ended June 30, 2005 as current capital expenditures were lower than prior years’ additions, which are now fully depreciated. We anticipate that research and development costs will increase as we continue to invest in the development of new features and functionality to advance the competitiveness of our products.

Sales and Marketing

Sales and marketing expenses decreased $1.1 million to $2.2 million for the second quarter of 2005 from $3.3 million for the second quarter of 2004. Sales and marketing expenses decreased $1.5 million to $4.5 million for the first six months in 2005 from $6.0 million for the same period in 2004. The decrease in the 2005 periods was primarily due to lower spending on marketing programs and travel related expenses. Also contributing to the decrease was higher sales incentive costs and recruiting costs in the 2004 periods. We expect that sales and marketing costs will increase as we strengthen our infrastructure both domestically and internationally and initiate new marketing programs and further support channel partners.

General and Administrative

General and administrative expenses decreased $0.2 million to 1.2 million for the second quarter of 2005 from $1.4 million for the second quarter of 2004. General and administrative expenses decreased $0.3 million to $2.5 million for the first six months in 2005 from $2.8 million for the same period in 2004. The decrease in the 2005 periods is primarily due to lower depreciation expenses and insurance costs.

Stock-Based Compensation

Stock-based compensation, associated with pre-IPO stock option grants, was $0.1 million and $0.2 million for the three and six months ended June 30, 2004. All costs related to such grants were fully amortized and expensed by the third quarter of 2004.

Interest Income, Net

Interest income did not change materially during the three and six months ended June 30, 2005 from the comparable 2004 periods since increasing interest rates offset lower invested cash balances.

Other Income

Other income was $1.8 million for the three and six months ended June 30, 2005. During the second quarter of 2005, the Company reached an agreement with an independent third party to assign to the third party a claim in bankruptcy held by the Company in consideration for $1.3 million which was received in the second quarter of 2005. Other income also includes the reversal of approximately $0.5 million of credits previously established in connection with this claim.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private sales of equity securities, an initial public offering in July 2000, and the proceeds from the exercise of stock options by employees. From inception through June 30, 2005, we raised approximately $410.3 million from these equity sources. During the first six months of 2005, we used $3.4 million in cash for operating activities, compared to $10.7 million used during the first six months of 2004. The decrease in cash usage in the 2005 period as compared to the 2004 period was as a result of lower operating losses before non-cash items such as depreciation, warrant amortization and stock compensation expenses and lower working capital requirements. We expect working capital requirements will increase in the future if product sales increase, creating larger customer receivable balances and the potential need to build inventory in advance of shipment. In addition, we expect to selectively invest in infrastructure costs needed to support the scale of operations.

Purchases of equipment remained unchanged at $3.5 million during the first six months of 2005 and 2004. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect that capital expenditures will be between $5 million and $6 million in the last six months of 2005. We expect that capital expenditure requirements may increase as product sales increase, creating a need for increased levels of test and management information systems equipment.

At June 30, 2005, we had cash and cash equivalents of $19.8 million, short-term marketable securities of $36.3 million, and long-term marketable securities of $6.2 million, totaling $62.3 million. In addition $0.2 million of restricted cash is included in Other Assets as deposits for facility related obligations. During the second quarter of 2005 we received $1.3 million in cash upon the assignment of a claim in bankruptcy and in July 2005 received a $3.9 million two year prepayment of certain maintenance and support fees in consideration for a discount of approximately $0.6 million. We believe that our existing cash, cash equivalents and marketable securities are sufficient to meet our normal operating and capital expenditure needs for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Contractual Obligations

At June 30, 2005 our contractual obligations, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year	Operating Leases	Inventory Purchase Commitment	Total
2005 (remainder of year)	$607	$6,386	$6,993
2006	1,115	—	1,115
2007	743	—	743
Thereafter	—	—	—

Total future contractual commitments	$2,465	$6,386	$8,851

Payments made under operating leases will be treated as rent expense for the facilities. We outsource the manufacture and assembly of our products. During the normal course of business, in order to maintain competitive lead times for customers and adequate supply of components, we enter into agreements with certain suppliers to procure inventory based upon criteria defined by us.

Off-Balance Sheet Arrangements

As of June 30, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management’s plans and objectives for future operations, as well as statements regarding the strategy and plans of Avici. Our actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference or otherwise affect our future results of operations include the limited number of customers; continuing acceptance of our products and product enhancements; customer purchasing patterns and commitments; the size, timing and recognition of revenue from customers; the success of our channel relationships; our ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and our ability to predict and respond to market developments; increases in expense due to investment in our business which may increase operating loss and cash usage; the failure to keep pace with the rapidly changing requirements of our customers; our ability to attract and retain key personnel; the development and expansion of our direct sales force and/or other distributor channels; risks associated with management of growth; risks associated with international expansion; our ability to obtain component parts; our being held liable for defects or errors in our products; risks associated with compliance with various existing or evolving industry environmental and other standards; laws and regulations; our ability to identify, acquire and integrate acquisition targets; our ability to obtain additional financing; our failure to comply with the listing requirements of the Nasdaq National Market System; the expense of defending and the outcome of pending and future litigation and investigations (including whether or not the Court approves the proposed settlement with the plaintiffs in the New York securities litigation); the adequacy of our insurance to cover our obligations with respect to the ultimate resolution of any pending or future litigation matters; as well as risks of a further downturn in economic conditions generally, and in the telecommunications industry specifically; and risks associated with competition and competitive pricing pressures. For a more detailed description of the risk factors associated with Avici, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 11, 2005.

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

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2005, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. In response to this order, the plaintiffs and the issuer defendants are in the process of submitting revised settlement documents to the Court. The underwriter defendants may object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and on the internet and mailed to all proposed class members. It will also schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Avici’s annual meeting of stockholders held on May 25, 2005, Avici’s stockholders took the following actions:

1.	Avici stockholders elected the following nominees, each to serve for a three-year term as a Class II Director and until their successors are elected and appointed:

Nominee	For	Withheld
Richard T. Liebhaber	11,224,511	240,416

The other directors of Avici whose terms continued after the 2005 Annual Meeting are William Ingram, Robert P. Schechter and William J. Leighton.

2.	Avici stockholders ratified the appointment of Ernst & Young LLP, independent registered public accounting firm, as Avici’s independent auditors for the fiscal year ending December 31, 2005 by the following vote:

For	Against	Abstention	Broker Non-Votes
11,417,032	28,188	19,707	0

ITEM 6. EXHIBITS

(a)	List of Exhibits

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVICI SYSTEMS INC.

Date August 5, 2005	By:	/s/ Paul F. Brauneis
Paul F. Brauneis Chief Financial Officer, Treasurer, Senior Vice President of Finance and Administration, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002