Form 10-Q
period 2005-09-30
AVICI SYSTEMS INC
filed 2005-11-04
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For	the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For	the transition period from to

Commission file number 000-30865

AVICI SYSTEMS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0493372
(State or Other Jurisdiction of Organization)	(I.R.S. Employer Identification No.)

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

Yes     ✓          No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No     ✓

At November 2, 2005 13,148,671 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

AVICI SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVICI SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$14,555	$22,638
Marketable securities	44,364	32,893
Trade accounts receivable, net	2,202	4,243
Inventories	5,415	7,020
Prepaid expenses and other current assets	1,448	1,465

Total current assets	67,984	68,259
Property and equipment, net	8,451	8,202
Long-term marketable securities	3,162	13,495
Contract distribution rights	2,633	4,214
Restricted cash	243	243

Total assets	$82,473	$94,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,014	$7,027
Accrued payroll and payroll-related costs	2,369	1,899
Other accrued expenses	1,727	1,870
Deferred revenue	11,755	7,347

Total current liabilities	21,865	18,143

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized – 5,000,000 shares
Issued and outstanding – none	—	—
Common stock, $0.0001 par value:
Authorized – 250,000,000 shares
Issued – 13,640,071 shares at September 30, 2005 and 13,439,016 shares at December 31, 2004	1	1
Additional paid-in capital	462,679	461,830
Common stock warrants	18,521	18,521
Treasury stock, at cost – 492,150 shares and 489,754 shares at September 30, 2005 and December 31, 2004, respectively	(2,200)	(2,187)
Deferred compensation	(1,298)	(852)
Accumulated deficit	(417,095)	(401,043)

Total stockholders’ equity	60,608	76,270

Total liabilities and stockholders’ equity	$82,473	$94,413

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product	$7,563	$2,454	27,548	18,697
Service	1,170	1,256	3,539	4,064

Total gross revenue	8,733	3,710	31,087	22,761
Common stock warrant discount – product	(527)	(527)	(1,581)	(1,581)

Net revenue	8,206	3,183	29,506	21,180

Cost of revenue – product	3,073	1,619	9,436	8,716
Cost of revenue – service	515	569	1,644	1,725

Total cost of revenue	3,588	2,188	11,080	10,441

Gross margin	4,618	995	18,426	10,739

Operating expenses:
Research and development (1)	9,479	7,846	27,110	24,734
Sales and marketing (1)	2,355	2,506	6,856	8,478
General and administrative (1)	1,060	1,218	3,566	3,990
Stock-based compensation	—	129	—	309

Total operating expenses	12,894	11,699	37,532	37,511

Loss from operations	(8,276)	(10,704)	(19,106)	(26,772)
Other income	—	—	1,788	—
Interest income, net	508	332	1,266	1,054

Net loss	$(7,768)	$(10,372)	$(16,052)	$(25,718)

Net loss per basic and diluted share	$(0.60)	(0.82)	$(1.25)	$(2.04)

Weighted average common shares used in computing basic and diluted net loss per share	12,902,245	12,686,147	12,877,941	12,586,555

(1) Excludes certain non-cash, stock-based compensation, as follows:
Research and development	$—	$85	$—	$222
Sales and marketing	—	15	—	42
General and administration	—	29	—	45

	$—	$129	$—	$309

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(16,052)	$(25,718)
Adjustments to reconcile net loss to net cash used in operating activities –
Depreciation and amortization	5,014	7,644
Amortization of common stock warrants discount – product	1,581	1,581
Compensation expense associated with issuance of stock-based awards to employees	195	745

Changes in current assets and liabilities:
Trade accounts receivable	2,041	3,502
Inventories	1,621	(3,266)
Prepaid expenses and other current assets	17	(86)
Accounts payable	(1,013)	(733)
Accrued payroll and payroll related	470	(1,772)
Accrued restructuring costs	—	(412)
Accrued other	(161)	(876)
Deferred revenue	4,408	2,217

Net cash used in operating activities	(1,879)	(17,174)

Cash Flows from Investing Activities:
Maturity of marketable securities	31,000	42,762
Purchases of marketable securities	(32,138)	(20,642)
Purchases of property and equipment	(5,279)	(5,466)

Net cash (used in) provided by investing activities	(6,417)	16,654

Cash Flows from Financing Activities:
Proceeds from employee stock purchase plans	86	109
Proceeds from exercise of options	140	3,393
Repurchase of common stock	(13)	(63)
Payments on capital lease obligations	—	(46)

Cash provided by financing activities	213	3,393

Net (decrease) increase in Cash and Cash Equivalents	(8,083)	2,873
Cash and Cash Equivalents, Beginning of Period	22,638	22,374

Cash and Cash Equivalents, End of Period	$14,555	$25,247

See accompanying notes.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except per share data)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (“Avici” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of Avici, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2005 and December 31, 2004 and the operating results and cash flows for the periods ended September 30, 2005 and 2004. These consolidated financial statements and notes should be read in conjunction with Avici’s consolidated audited financial statements and notes thereto for the year ended December 31, 2004, which appear in Avici’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2005.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Revenue Recognition

Avici records revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Avici recognizes revenue from product sales upon shipment to customers, including resellers, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, Avici recognizes revenue when those uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). Avici uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. Revenue from support and maintenance contracts is recognized ratably over the period of the related agreements. Revenue from installation and other services is recognized as the work is performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

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

Balance at December 31, 2004	$569
Warranties issued during the period	425
Settlements made during the period	(677)

Balance at September 30, 2005	$317

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

Cash, cash equivalents and marketable securities consist of the following:

	September 30, 2005	December 31, 2004
Cash and cash equivalents	$14,555	$22,638
Marketable securities	44,364	32,893

Subtotal	58,919	55,531
Long-term marketable securities	3,162	13,495

	$62,081	$69,026

(e)	Use of Estimates

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

(f)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2005	December 31, 2004
Finished goods	$4,804	$6,852
Raw materials	611	168

	$5,415	$7,020

Inventories consist of finished goods and raw materials. Finished goods inventory includes product on hand or product at customer sites for trials, as well as deferred costs associated with shipments for which revenue has been deferred. Raw materials include component parts and chips on hand. Avici regularly reviews inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand for the next twelve months.

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

(i)	Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. Avici has determined that it conducts its operations in one segment. During the nine months ended September 30, 2005, the Company recognized 94% of its gross revenue from one customer, AT&T. During the nine months ended September 30, 2004, the Company recognized 54%, 31% and 14%, respectively of its gross revenue, from three customers, namely AT&T, Huawei and Nortel. For the full year 2004, AT&T, Huawei and Nortel accounted for 60%, 27% and 12%, respectively of its gross revenue.

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

If compensation cost had been determined for stock option grants to employees based on the provisions of SFAS No. 123, the effect on net loss and net loss per share would have been as follows:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net loss, as reported	$(7,768)	$(10,372)	$(16,052)	$(25,718)
Deduct: Stock-based employee compensation expense included in reported net loss	60	313	195	745
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(856)	(1,047)	(1,409)	(3,076)

Pro forma net loss	$(8,564)	$(11,106)	$(17,266)	$(28,049)

Basic and diluted net loss per share:
As reported	$(0.60)	$(0.82)	$(1.25)	$(2.04)
Pro forma	$(0.66)	$(0.88)	$(1.34)	$(2.23)

In January 2004, Avici granted 30,000 shares of restricted stock to certain key employees of the Company. The shares vested on a quarterly basis through January 2005. The value of the shares at the date of grant was $0.4 million and has been charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the vesting period.

In 2004 and 2005, Avici granted an additional 120,000 and 172,000 shares, respectively, of restricted stock to certain key employees of the Company. The shares vest five years from the grant date. Vesting may be accelerated upon the achievement of certain pre-defined performance milestones. The value of the shares at the dates of grant was $1.3 million and $0.8 million for 2004 and 2005, respectively, and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the five year vesting period. If the performance milestones are achieved and vesting is accelerated, the remaining unamortized value of the shares will be charged to expenses in the period in which performance is achieved.

(k)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations, and eliminates the alternative to use APB 25’s intrinsic value method of accounting, which Avici is currently using. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 to provide additional guidance to the adoption of SFAS 123R. SFAS 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. Accordingly, Avici will adopt this statement in the first quarter of 2006. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and share awards beginning with the first period restated. Avici is currently evaluating the provisions of this statement to determine the impact on its consolidated financial statements. However, the adoption of this statement is expected to have a negative effect on its consolidated statements of operations.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also provides guidance on the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Avici will adopt this pronouncement beginning in fiscal year 2006.

NOTE 3. STOCKHOLDERS’ EQUITY

Common Stock Warrant Discount – Product

In January 2004, in connection with a three-year strategic OEM agreement with Nortel Networks, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel Networks with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel Networks achieves certain performance milestones. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and is being recorded as a reduction of revenue on a systematic basis, currently straight-line, over the economic life of the agreement, which is expected to be three years. Should the cumulative value of the warrant recorded as a reduction of revenue exceed the cumulative amount of revenue derived from Nortel Networks, such excess will be recorded as sales and marketing expense. The unamortized balance of $2.6 million at September 30, 2005 is recorded as a Contract Distribution Right in the accompanying balance sheet.

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

NOTE 5. OTHER INCOME

During the second quarter of 2005, the Company reached an agreement with an independent third party to assign to the third party a claim in bankruptcy held by the Company in consideration for $1.3 million which was received in the second quarter of 2005. Other income also includes the reversal in the second quarter of 2005 of approximately $0.5 million of credits previously established in connection with this claim.

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

Since our inception, we have incurred significant losses. As of September 30, 2005, we had an accumulated deficit of $417.1 million. Our operating activities from inception through 1999 were primarily devoted to research and development, including the design and development of our proprietary application specific integrated circuits, or ASICs, and software, and system testing the Avici Terabit Switch Router (TSR®). Revenue was first recognized during 2000. Since then we have grown our administrative, marketing, sales, customer support and manufacturing organizations and developed strategic relationships with systems integrators, distributors, customers and complementary vendors. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur operating losses in the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur significant selling and other expenses before we realize the related revenue. We expect that sales and marketing, research and development, and general and administrative expenses will increase as our business expands and as we invest in new features and functionalities in a competitive environment. As a result, we will need to generate significant revenues to achieve and maintain profitability.

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

Our target end-user customers include incumbent local exchange carriers, inter-exchange carriers, postal telephone and telegraph operators (PTTs) (international incumbent operators), international competitive carriers, Internet service providers, and agencies of the United States government. Our products have been deployed at AT&T Corp. (AT&T), Limelight Networks, end customers including SURFnet B.V. and IP Only Communications through our Nortel distribution channel, several agencies of the United States government, in laboratory environments including the France Telecom R&D VTHD research network, Telecom Italia, NTT Photonics and Chung Hwa Telecom, and in Greater China through our relationship with Huawei Technologies. Our products are currently in trials and tests with additional prospective customers, both internationally and domestically. There can be no assurance as to the timing of the completion of these trials and tests or that their outcome will be favorable.

We expect telecommunications service providers to maintain conservative levels of capital spending in the near term. However, any decline in spending for certain telecommunications equipment, or any change in our business strategy could necessitate restructuring actions which could have an adverse impact on the results of operations and financial condition of Avici.

Revenue

We expect that in the foreseeable future, substantially all of our revenue will continue to depend on sales of our TSR, SSR, and QSR to current customers and a limited number of potential new customers. We also expect to generate revenue through distribution and OEM arrangements. Generally, these customers and channels are not contractually committed to purchase any minimum quantities of products from us. Revenue may fluctuate from period to period based upon the channel of distribution, the timing of orders and customer acceptance criteria.

In September 2004 we amended our original procurement agreement with AT&T to extend through December 31, 2009. The agreement describes the conditions under which AT&T may purchase equipment and services from us. AT&T has the ability, but not the obligation to purchase equipment and services from us. The agreement has no minimum equipment purchase commitment associated with it. In July 2005 we amended the agreement to provide for a two year prepayment of certain maintenance and support fees in consideration of a discount of approximately $0.6 million. This prepayment amounting to $3.9 million was received in July 2005.

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

Common Stock Warrant Discount – Product

In January 2004, in connection with a three-year strategic OEM agreement with Nortel Networks, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel Networks with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel Networks achieves certain performance milestones. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and is being recorded as a reduction of revenue on a systematic basis, currently straight-line, over the economic life of the agreement, which is expected to be three years. Should the cumulative value of the warrant recorded as a reduction of revenue exceed the cumulative amount of revenue derived from Nortel Networks, such excess will be recorded as sales and marketing expense. The unamortized balance of $2.6 million at September 30, 2005 is recorded as a Contract Distribution Right in the accompanying balance sheet.

Cost of Revenue

Cost of Revenue – Product includes material cost, provision for warranty, rework, depreciation and provision for excess and obsolete inventory. We outsource our manufacturing operations to contract manufacturers that assemble and test our products in accordance with our specifications. Accordingly, a significant portion of our product cost is material cost paid to these entities. Avici’s cost of revenue also includes overhead costs, primarily for material procurement associated with our manufacturing. Warranty costs and inventory provisions are expensed as cost of revenue-product.

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

In 2004 and 2005, Avici granted an additional 120,000 and 172,000 shares, respectively, of restricted stock to certain key employees of the Company. The shares vest five years from the grant date. Vesting may be accelerated upon the achievement of certain pre-defined performance milestones. The value of the shares at the date of grant were $1.3 million and $0.8 million for 2004 and 2005, respectively, and are being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the five year vesting period. If the performance milestones are achieved and vesting is accelerated, the remaining unamortized value of the shares will be charged to expenses in the period in which performance is achieved.

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

Revenue Recognition

Avici records revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Avici recognizes revenue from product sales upon shipment to customers, including resellers, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, Avici recognizes revenue when those uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). Avici uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. We also generate revenue from support and maintenance as well as installation and service. We defer revenue from support and maintenance contracts and recognize it ratably over the period of the related agreements. We recognize revenue from installation and other services as the work is performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. In the event the Company is unable to meet one or all of the above criteria on a timely basis, revenue recognized for any reporting period could be adversely affected.

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

Results of Operations

Revenue

Total gross revenue increased $5.0 million to $8.7 million in the third quarter of 2005 from $3.7 million in the third. quarter of 2004. Total gross revenue increased $8.3 million to $31.1 million in the first nine months in 2005 from $22.8 million for the same period in 2004. Gross product revenue increased $5.1 million to $7.6 million in the third quarter of 2005 from $2.5 million in the third quarter of 2004. Gross product revenue increased $8.8 million to $27.5 million for the first nine months in 2005 from $18.7 million for the same period in 2004. The increase in gross product revenue during the three and nine month periods was primarily due to an increase in product volume and change in customer mix since the 2004 periods included a higher proportion of sales through channel partners at discounts higher than in direct sales.

Net product revenue includes the impact of warrant amortization on gross revenue. The warrant amortization during the three and nine month periods of 2005 remained unchanged from the comparable 2004 periods. Accordingly the factors contributing to the increase in net product revenue in the three and nine month periods of 2005 as compared to the comparable 2004 periods are the same as noted previously for the increase in the gross product revenue.

Service revenue decreased $0.1 million to $1.2 million in the third quarter of 2005 from $1.3 million in the third quarter of 2004. Service revenue decreased $0.6 million to $3.5 million for the first nine months in 2005 from $4.1 million for the same period in 2004. The decrease in service revenue in the third quarter and the first nine months in 2005 as compared to the 2004 periods is primarily due to lower pricing partially offset by higher installed base of products.

During the nine months ended September 30, 2005, the Company recognized 94% of its gross revenue from one customer, AT&T. During the nine months ended September 30, 2004, the Company recognized 54%, 31% and 14% of its gross revenue, respectively, from three customers, namely AT&T, Huawei and Nortel. For the full year 2004, AT&T, Huawei and Nortel accounted for 60%, 27% and 12%, respectively of gross revenue.

Cost of Revenue

Total cost of revenue increased $1.4 million to $3.6 million in the third quarter of 2005 from $2.2 million in the third quarter of 2004. Total cost of revenue increased $0.7 million to $11.1 million for the first nine months in 2005 from $10.4 million for the same period in 2004. Product cost of revenue was 44% and 84% of product net revenue in the third quarter of 2005 and 2004, respectively. Product cost of revenue was 36% and 51% of product net revenue for the first nine months in 2005 and 2004, respectively. The lower product cost of revenue as a percentage of product net revenue in the third quarter and the first nine months in 2005 as compared to the 2004 periods was primarily due to change in customer mix since the 2004 periods included a higher proportion of sales through channel partners at discounts higher than in direct sales partially offset by increase in product volume in the 2005 periods.

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

Service cost of revenue was 44% and 45% of service revenue in the third quarter of 2005 and 2004, respectively. Service cost of revenue was 47% and 42% of service revenue for the first nine months in 2005 and 2004, respectively. The higher service cost of revenue as a percentage of service revenue for the first nine months in 2005 as compared to the 2004 period is primarily due to lower service pricing partially offset by lower depreciation costs in the 2005 period.

Research and Development

Research and development expenses increased $1.7 million to $9.5 million for the third quarter of 2005 from $7.8 million for the third quarter of 2004. Research and development expenses increased $2.4 million to $27.1 million for the first nine months in 2005 from $24.7 million for the same period in 2004. The increase in the 2005 periods from the comparable periods in 2004 was primarily due to an increase in labor and labor related expenses of $1.6 million and $4.5 million, respectively, for the three and nine months ended September 30, 2005. Such increase was due to deployment of additional resources primarily on a contract basis to support product innovation for existing and future products, and realignment of the Company’s compensation program including management incentive costs as performance targets for the first six months in 2005 were achieved. The increases in the 2005 periods were partially offset by lower depreciation and project related expenses of $0.4 million and $2.5 million, respectively, for the three and nine months ended September 30, 2005. We anticipate that research and development costs will increase as we continue to invest in the development of new features and functionality to advance the competitiveness of our products.

Sales and Marketing

Sales and marketing expenses decreased $0.1 million to $2.4 million for the third quarter of 2005 from $2.5 million for the third quarter of 2004. Sales and marketing expenses decreased $1.6 million to $6.9 million for the first nine months in 2005 from $8.5 million for the same period in 2004. The decrease in the 2005 periods was primarily due to lower spending on marketing programs and travel related expenses. Also contributing to the decrease was higher sales incentive costs and recruiting costs in the 2004 periods. We expect that sales and marketing costs will increase as we strengthen our infrastructure both domestically and internationally and initiate new marketing programs and further support channel partners.

General and Administrative

General and administrative expenses decreased $0.1 million to $1.1 million for the third quarter of 2005 from $1.2 million for the third quarter of 2004. General and administrative expenses decreased $0.4 million to $3.6 million for the first nine months in 2005 from $4.0 million for the same period in 2004. The decrease in the 2005 periods is primarily due to lower costs associated with labor, depreciation and insurance.

Stock-Based Compensation

Stock-based compensation, associated with pre-IPO stock option grants, was $0.1 million and $0.3 million for the three and nine months ended September 30, 2004. All costs related to such grants were fully amortized and expensed by the third quarter of 2004.

Interest Income, Net

Interest income increased $0.2 million to $0.5 million for the third quarter of 2005 from $0.3 million for the third quarter of 2004. Interest income increased $0.2 million to $1.3 million for the first nine months in 2005 from $1.1 million for the same period in 2004. The increase in the 2005 periods is primarily due to increased investment yields available in the market partially offset by lower invested cash balance.

Other Income

Other income was $1.8 million for the nine months ended September 30, 2005. During the second quarter of 2005, the Company reached an agreement with an independent third party to assign to the third party a claim in bankruptcy held by the Company in consideration for $1.3 million which was received in the second quarter of 2005. Other income also includes the reversal of approximately $0.5 million of credits previously established in connection with this claim.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private sales of equity securities, an initial public offering in July 2000, and the proceeds from the exercise of stock options by employees. From inception through September 30, 2005, we raised approximately $418.3 million from these equity sources. During the first nine months of 2005, we used $1.9 million in cash for operating activities, compared to $17.2 million used during the first nine months of 2004. The decrease in cash usage in the 2005 period as compared to the 2004 period was as a result of lower net losses before non-cash items such as depreciation, warrant amortization and stock compensation expenses net of $1.3 million received upon the assignment of a claim in bankruptcy and lower working capital requirements including the receipt of a $3.9 million customer prepayment of a service arrangement. We expect that sales and marketing, research and development, and general and administrative expenses will increase as our business expands. As a result we will need to generate significant revenues to achieve and maintain profitability. We expect working capital requirements will increase in the future if product sales increase, creating larger customer receivable balances and the potential need to build inventory in advance of shipment. In addition, we expect to selectively invest in infrastructure costs needed to support the scale of operations.

Purchases of equipment decreased $0.2 million to $5.3 million during the first nine months of 2005 from $5.5 million for the same period in 2004. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect that capital expenditures will be between $2 million and $3 million in the fourth quarter of 2005. We expect that capital expenditure requirements may increase as product sales increase, creating a need for increased levels of test and management information systems equipment.

At September 30, 2005, we had cash and cash equivalents of $14.5 million, short-term marketable securities of $44.4 million, and long-term marketable securities of $3.2 million, totaling $62.1 million. In addition $0.2 million of restricted cash is included in Other Assets as deposits for facility related obligations. During the second quarter of 2005 we received $1.3 million in cash upon the assignment of a claim in bankruptcy and in the third quarter of 2005 we received a $3.9 million two year prepayment of certain maintenance and support fees which is included in deferred revenue. Deferred revenue consists primarily of product shipments for which all revenue recognition criteria have not been met and maintenance and support fees which are recorded as revenue over the term of the respective service arrangements. We believe that our existing cash, cash equivalents and marketable securities are sufficient to meet our normal operating and capital expenditure needs for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Contractual Obligations

At September 30, 2005 our contractual obligations, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year	Operating Leases	Inventory Purchase Commitment	Total
2005 (remainder of year)	$305	$7,186	$7,491
2006	1,173	—	1,173
2007	743	—	743
Thereafter	—	—	—

Total future contractual commitments	$2,221	$7,186	$9,407

Payments made under operating leases will be treated as rent expense for the facilities. We outsource the manufacture and assembly of our products. During the normal course of business, in order to maintain competitive lead times for customers and adequate supply of components, we enter into agreements with certain suppliers to procure inventory based upon criteria defined by us.

Off-Balance Sheet Arrangements

As of September 30, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations, and eliminates the alternative to use APB 25’s intrinsic value method of accounting, which Avici is currently using. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 to provide additional guidance to the adoption of SFAS 123R. SFAS 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. Accordingly, Avici will adopt this statement in the first quarter of 2006. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and share awards beginning with the first period restated. Avici is currently evaluating the provisions of this statement to determine the impact on its consolidated financial statements. However, the adoption of this statement is expected to have a negative effect on its consolidated statements of operations.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also provides guidance on the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Avici will adopt this pronouncement beginning in fiscal year 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2005, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

Date: November 4, 2005	AVICI SYSTEMS INC. By: /s/ Paul F. Brauneis Paul F. Brauneis Chief Financial Officer, Treasurer, Senior Vice President of Finance and Administration, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002