Form 10-K
period 2005-12-31
AVICI SYSTEMS INC
filed 2006-03-15
CIK 1094895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-30865

AVICI SYSTEMS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	02-0493372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 Billerica Avenue, North Billerica, Massachusetts	01862
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 964-2000

Former name, former address and former fiscal year, if changed since last report: None

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $57,861,000 (based on the closing price of the Registrant’s Common Stock on June 30, 2005 of $4.45 per share).

The number of shares outstanding of the Registrant’s $.0001 par value Common Stock as of March 10, 2006 was 13,155,943.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Fiscal Year Ended December 31, 2005 (Annual Report)	Part II, Item 5
Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2006 (Proxy Statement)	Part III

AVICI SYSTEMS INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1.    BUSINESS

Overview

Avici Systems Inc. (referred to as Avici, we, our and the company) provides high-speed core Internet infrastructure equipment that enables networking service providers to transmit large volumes of data across their networks. Our high-performance routing solutions are designed and built to deliver the scalability, reliability, and performance that carriers need to support a wide range of applications while lowering the total cost of building and operating their core data networks.

The Avici core routing product family consists of three chassis platforms and several line cards to provide carriers with flexibility in selecting a product that best fits their needs. We offer customers three different equipment configurations, the Terabit Switch Router (TSR™), the Stackable Switch Router (SSR™), and the Quarter-rack Scalable Router (QSR™), and each chassis is configured with our line cards and proprietary software to support a range of speeds, protocols, and carrier services. All three chassis use the same line cards and software to enable carriers of every size to take advantage of Avici’s proprietory carrier-class technology. Our core routers are designed to provide our customers:

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

We have utilized a direct sales force to sell and market our products to incumbent local exchange carriers, inter-exchange carriers, postal telephone and telegraph operators, internet service providers and other service providers globally. Our principal customer is, and has been, AT&T Corp. (“AT&T”). In the past, we also marketed, sold, and supported our products through systems integrators, sales agents, and distribution partners, including Nortel Networks and Huawei Technologies. In January 2004, we entered into a worldwide three-year strategic agreement with Nortel Networks to market, sell, and support our products. In May 2003, we entered into a strategic relationship with Huawei Technologies for sales and support of our products in Greater China. The Huawei arrangement expired in April 2005. During 2005, we entered into a Supply Agreement with Alcatel Teletas to provide Turk Telekom with Avici equipment for its IP/MPLS network. Our current strategy is primarily to pursue direct sales to our target carrier customer base, and to emphasize the development of core product features that we believe to be common to this target base. We anticipate that we will only pursue additional indirect sales channels on a selective basis targeting specific opportunities within our target customer base. In February 2006, we announced a corporate restructuring in furtherance of this strategy.

Avici was incorporated in Delaware in 1996 and held its initial public offering in July 2000. We are headquartered in North Billerica, Massachusetts. At December 31, 2005, we had 206 full time employees. In February 2006, we announced a plan to reduce both full time and contract labor by approximately 45%, with the majority of this reduction occurring at the time of the announcement.

Industry Background

Traditional carrier networks were primarily built on technologies to support voice services. These legacy voice networks used circuit switches, which dedicate an individual connection, or part of the network, for the duration of a call even while there are pauses in the conversation. As the amount of data traffic carried over the network infrastructure increased, carriers sought to increase the efficiency of data transmission through their networks by adopting packet switching technologies, such as Asynchronous Transfer Mode (ATM) and Frame Relay. Packet switching technologies enabled carriers to send data from multiple sources on the same connection; substantially reducing the network bandwidth wasted using traditional circuit switch technology.

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

Internet, telecom, and media networks are converging and carrier IP networks are now expected to support critical services such as voice, video, IPTV, Virtual Private Networks (VPNs), online gaming, security, storage, and other business and residential applications. These types of services are required for carriers to increase revenue and profits. However, these applications require significantly higher levels of reliability, scale, QoS, and performance. Historically, IP has had a relatively poor record of reliability and performance, compared with voice and ATM networks. This is because traditional routers that supported the initial build out of the Internet had an enterprise heritage—they only needed to support basic connectivity and not the demands of SLA-compliant services. Furthermore, as IP traffic increased, the capacity constraints of traditional routers forced carriers to cluster multiple routers that use valuable interfaces to connect to each other or perform forklift upgrades to new higher capacity chassis. Some carriers had to add a separate aggregation layer between the edge and the core of their networks to combine multiple lower-speed connections from edge routers onto a smaller number of higher-capacity connections. Carriers were required to deploy duplicate or redundant routers in every Point of Presence (PoP) to improve reliability to acceptable levels. These measures raised carriers’ capital expenditures and added operational complexity to the network, requiring more personnel and expenditures to adequately maintain the network. Today, a maturing Internet has placed new demands on routers.

Over the past several years, we believe that carriers have experienced a significant increase in IP traffic each year. As IP is increasingly used to support more diverse and demanding applications, carriers require routing platforms purpose built for the carrier network. Carriers recognize that they cannot cost effectively support multiple networks—one for landline voice, another for IP traffic, another for wireless, and many more for separate data networks such as ATM. Carriers envision a converged IP network where voice, data, video and wireless services are supported over a single reliable and cost effective network. This vision requires upgrading existing best effort IP networks to a new-real time IP network powered by carrier-grade IP routers to improve the economics of the IP network.

Carrier Requirements for a New IP Network

The boundaries that exist between Internet, Telecom, and media networks are blurring and the core routers that run carrier networks today must evolve and support a new model of system availability, scale in service to extend network longevity, keep pace with new traffic requirements, and deliver the levels of service and performance to converge these networks over a common IP core. As a result, carriers are demanding solutions with the following attributes:

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

Reduced Network Cost and Complexity. A significant portion of line card expenditures relating to the deployment of traditional routers is dedicated to the interconnection of multiple, fixed configuration routers in order to provide for the required amounts of capacity. To reduce costs, carriers require that line cards be dedicated to revenue generating customer traffic and not to the interconnection of routers to each other. Furthermore, the more routers involved, the greater the ongoing operational costs of running a network. With each addition of a new router, the complexity of the network’s design and management increases, as well as the number of personnel needed to manage the network. As a result, carriers are demanding modular solutions that scale in service to accommodate new capacity requirements, reduce the number of devices needed and, consequently, reduce the forecasting uncertainty, complexity, and costs of operating large capacity networks.

Faster Service Provisioning. Networks and service demands are changing constantly, and carriers require a cost-effective means of increasing capacity and offering new services on a continual basis. Routers must have the ability to provide in-service capacity expansion without the costly delays caused by forklift upgrades, complex network reconfigurations, or other significant disruptions to the network.

High Performance. As carriers consolidate existing legacy networks and deliver new services on an IP backbone, they must provide Quality of Service, or the ability to prioritize different traffic types in order to meet customers’ service level agreements for premium services.

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

Industry Segments

All of our business and products fall within a single industry segment. Please see our financial statements attached hereto in Item 8 for financial information related to our segment.

The Avici Solution

Products and Technology

Our high-performance core routing family is engineered to provide a long-term solution for carrier networks by addressing a wide range of network applications across a core IP network. Avici routers are designed to deliver new and increased levels of scalability, reliability, and performance to IP networks using carrier-proven principles of redundancy, in-service upgrade ability, multi-generational investment protection, and quality assurance.

Avici has developed a modular network architecture that eliminates many of the constraints of traditional routers. Our core routing platforms support current and future traffic requirements by scaling, in-service, from gigabits to terabits of capacity through the non-disruptive addition of line cards and chassis. Unlike traditional routers, every port can be used to support customer traffic, and no ports or external switching hubs are needed for interconnection or scaling. Our routing platforms provide carriers with the ability to transform complex and costly multi-tiered networks into a simplified and more stable, scalable, and reliable foundation to support traffic growth and lower cost requirements. Our routers can also perform both the core and aggregation/hub functions in a single platform, thereby eliminating the need for a separate aggregation layer. Our routing technologies provide internal hardware and software redundancy to deliver carrier-grade 99.999+% system availability to support SLAs on services such as IPTV, video, VPNs and Voice over IP (VoIP). Because Avici products can deliver such high levels of reliability, carriers are able to remove duplicate routers and simplify their PoPs. Avici routers also enable the IP network to recover quickly from service disruptions, a critical requirement for supporting real time services.

Our products provide these benefits through our proprietary technologies, including our application specific integrated circuits, or ASICs, Velociti™ switch fabric and distributed system design, IPriori™ system software, Composite Links™, Non Stop Routing (NSR™), and Reliable Alternate Paths for Internet Destinations (RAPID™) technologies. We incorporate all of these proprietary technologies into each of our three available product platforms – the Terabit Switch Router (TSR), Stackable Switch Router (SSR), and Quarter-rack Scalable Router (QSR). The TSR, SSR, and QSR offer customers differing combinations of speed, capacities and numbers of available ports in order to allow them to tailor their network infrastructure to meet their traffic needs. We believe our core routing products establish a new model for carriers to build reliable and cost effective IP networks.

ASIC-based Packet Routing Technology

We have consolidated all data-flow and control processes, including packet input and output framing, forwarding, scheduling, and switching into our application specific integrated circuits, or ASICs. We utilize a distributed routing architecture. Each line card has its own ASICs, and, accordingly, the addition of each line card increases the overall capacity of our product. Our ASIC design and distributed switch fabric provide high levels of performance by enabling line rate packet forwarding performance regardless of packet address and route table size. We also work with leading component manufacturers in the areas of field programmable gate arrays (FPGAs), network processors, and framers. We have established a strategic relationship with Intel for the supply of network processors for use in our Multi-service Connect (MSC) family of line cards, which provide any service, any port (ASAP™) flexibility to configure through software a range of services, such as ATM and packet over sonnet (POS), and interface speeds, thereby enabling carriers to support current and future service types over a cost effective platform.

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

Non-Stop Routing (NSR) Technology

Our products have been designed and manufactured to be highly reliable in the core of carrier networks. Avici’s NSR technology provides nodal reliability by protecting against failure of the route controller, the brain of the router, thus enabling carriers to achieve 99.999+% system availability in a single router. This functionality is achieved by having a second route controller take over routing functions in the event the primary controller fails. In the event of a failure of the primary route controller, NSR technology will enable the primary controller to switch over to an active backup route controller without disrupting the routing protocol interactions with other routers, without resetting line cards, and without disrupting service. NSR also provides carriers the ability to perform an in-service upgrade to a newer version of IPriori software without taking the router out of service and without disrupting service to customers. Many of today’s IP networks also use two core routers within a POP to increase reliability. Avici NSR can provide potential cost savings by enabling carriers to end the costly practice of deploying redundant routers to increase router reliability.

Reliable Alternate Paths For Internet Destinations (RAPID) Technology

Traditional IP networks have relied on the ability of routers to route around failed links. However, taking multiple seconds to recover when a link fails is not acceptable since data and service connections can be lost during that period. In order to support a multi-service network, routers need to quickly route traffic around network disruptions. Avici’s RAPID technology significantly improves recovery times, providing carriers the ability to achieve higher levels of network reliability.

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

Strategy

Our goal is to design, develop, and deliver carrier–class core routing solutions that provide the foundation for IP networks as they mature and enter new phases of growth. Avici routers can help carriers redefine the economics of IP networks by delivering the reliability to support new real-time services, by providing the in-service scalability to adapt to new traffic requirements and by extending the longevity of the network, and the ability to converge networks to simplify the POP, while lowering capital and operational costs.

In February 2006, we announced a plan to restructure the business and realign our cost structure to execute a focused strategy aimed at driving Avici toward profitability and positive cash flow.

The key elements of our strategy are to:

Focus on Major Customer and Target Customer Base. We intend to focus on our major customer, AT&T, and a target customer base of carriers that we believe will have compatible requirements for a core set of product features and enhancements, thereby leveraging our investment and expertise in product development and deployment.

Extend Core Technological Capabilities. We plan to focus on the development of a core set of features and functionalities emphasizing our traditional strengths in scalability, reliability and performance, and extension of these features to meet the emerging mainstream requirements of large carrier networks. Our products provide multi-generational investment protection enabling carriers to support new services in existing chassis. We plan to selectively invest in research and development to continue to meet the evolving mainstream requirements of carrier networks and continue to enhance those features that address core new market developments.

Penetrate Key Carrier Accounts. We strive to capture the market opportunity presented by carriers demanding additional capacity and/or seeking to cost effectively support new and existing services. We focus on a select group of leading carriers with the TSR, while the SSR and the QSR permit expansion of our total addressable market to include other service providers. Avici’s TSR, SSR, and QSR routers can support a wide range of core applications from the smallest to the largest POPs in world.

Enable New Carrier Service Offerings. We work closely with our target customers to understand their requirements and compatibility with our development strategy. We will evaluate additional opportunities to enhance our product features and promote our products as an effective means for carriers to capitalize on new service opportunities.

Selectively Pursue Indirect Sales Channels. We will seek to augment our direct sales efforts with distribution partners to capture new carrier opportunities as specific opportunities within our target customer base arise.

Rely on Strategic Outsourcing. Our manufacturing outsourcing strategy enables us to focus our resources on our core competencies of product design and development. Although we design and develop our ASICs and other proprietary technologies, we select and work closely with ASIC fabrication and electronics manufacturing providers to promote the cost-effective, timely and reliable manufacture and testing of our products. We have also established a relationship with an off shore project developer for selected software development projects.

Sales, Marketing, and Customer Service and Support

Historically, we sold and marketed our products through our direct sales force, sales agents, systems integrators, and distribution partners. Subsequent to our restructuring, announced in February 2006, we will primarily sell and market our products through a downsized domestic sales force and selectively through third party agents, system integrators and distribution partners, as prospective customer opportunities warrant.

In January 2004, we entered into a strategic relationship with Nortel Networks. Under the terms of that agreement, Nortel Networks markets, sells, and supports our products on a nonexclusive worldwide basis. The initial term of the agreement is three years and it automatically renews for additional one-year terms. There is no minimum purchase commitment associated with the agreement. Revenues to date under this arrangement have been substantially lower than we originally anticipated and based on public announcements, we believe that Nortel’s strategy has also subsequently shifted away from wire line data. Accordingly, we do not currently anticipate significant future revenues through the Nortel channel.

During 2003, we entered into a strategic relationship with Huawei Technologies for the sale, distribution, and support of Avici products in Greater China. The term of the agreement was two years and expired during 2005.

Our international sales efforts have been conducted through our direct sales force, systems integrators, distributors, and sales agents, and, in addition to Nortel Networks and Huawei Technologies, through regional partners in Europe, Japan, Asia, and Latin America. These efforts to date have not achieved the results we anticipated and we do not anticipate the continuation of a comparable level of investment in support of future international sales channels. Subsequent to the restructuring announced in February 2006, our international sales force has been downsized and relationships with certain regional partners are being terminated. We will pursue international distribution arrangements as prospective customer opportunities consistent with our announced strategy arise.

Our sales cycle typically involves a lengthy sales consultation process followed by laboratory testing in which our product is evaluated against competing products for performance, scalability, reliability, interoperability, and other measures. Upon completion of the laboratory tests, one product is typically selected for field trials in which the product is deployed in the carrier’s network in a limited and controlled fashion. Only after successful completion of field trials will carriers place orders for commercial deployment across their networks over time.

We believe that a broad range of support services is critical to the successful installation and ongoing support of our products, the development of long-term relationships with customers and the generation of additional sales of our products to our customers. We provide our customers with service and support primarily through our internal support organization and to a lesser extent through the service organizations of distribution partners.

Customers

Our target end-user customers include incumbent local exchange carriers, inter-exchange carriers, postal telephone and telegraph operators or PTTs (international incumbent operators), international competitive carriers and Internet service providers having network feature and functionality requirements compatible with our development strategy and product roadmap.

AT&T is our primary customer. Our agreement with AT&T has no minimum purchase commitment level and remains in effect until December 31, 2009. The agreement describes the conditions under which AT&T may purchase equipment and services from us. AT&T has deployed our TSR product in sixteen locations within its North American IP backbone network and we expect continued deployments in additional locations.

AT&T accounted for 94%, 60% and 82% of gross revenue in 2005, 2004 and 2003 respectively. In 2004, Huawei and Nortel accounted for 27% and 12%, respectively, of gross revenue.

Research and Development

We believe we have a team of skilled engineers responsible for product design and development, quality assurance, and documentation. Our engineers have significant experience in optical networking, hardware and software. We believe that strong product development capabilities are essential to our strategy of enhancing our core technology and developing new applications in an effort to maintain the competitiveness of our product offerings to our target customer base. As part of the restructuring of the business announced in February 2006, our development resources were reduced and focused on compatible, mainstream requirements of large carrier networks. We have made, and will continue to make, although at a reduced level, substantial investments in research and development. Research and development expenses were $36.2 million, $32.4 million, and $46.5 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Competition

The market for data networking equipment is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. This market historically has been dominated by Cisco Systems, which as a result of its early leadership position in the market has been able to develop and promote a broad product line of routers. We also compete with other established companies such as Juniper Networks. We may experience reluctance by our prospective customers to replace or expand their current infrastructure solutions, which may be supplied by these competitors, with our products. In addition, these competitors have significantly broader product lines than we do and may bundle their products with other networking products that we do not offer. In order to compete effectively, we must deliver a technologically advanced product that is superior in meeting the needs of carriers, namely a product which:

•	scales easily and efficiently with minimum disruption to the network;

•	interoperates with existing network designs and equipment vendors;

•	provides extremely high network reliability and performance; and

•	creates a cost-effective solution for our target customers.

In addition, we must leverage our product differentiators to extend customer acceptance of our products.

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

Intellectual Property

We presently have 15 patents granted in the United States and over 50 United States and foreign patent applications pending. Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent protection, copyrights, trademarks, trade secret laws, contractual restrictions on disclosure, and other methods to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We cannot be certain that patents will be granted based on our pending or any other applications, or that, even if issued, the patents will adequately protect our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws, and we seek to limit disclosure of our intellectual property by requiring employees, consultants, and any third-party with access to our proprietary information to execute confidentiality agreements with us.

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

Manufacturing

We outsource the manufacture and assembly of our products to contract manufacturers. We primarily use Celestica Corporation and Sanmina-SCI Corporation, both of which provide comprehensive manufacturing services, including assembly, test and control and procurement of material, on our behalf. We design product tests that are conducted using our test equipment by the contract manufacturer. We believe that the outsourcing of our manufacturing enables us to conserve the working capital that would be required to purchase capital equipment, allows us to adjust manufacturing volumes to meet changes in demand and enables us to more quickly deliver products. Because we outsource our manufacturing, compliance with U.S. federal, state and local environmental laws has not had a material effect on our results or costs.

Employees

As of December 31, 2005, we had 206 full time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified personnel, for whom competition is intense. Our employees are not represented by any labor union. We believe our relations with our employees are good. Additionally, as of December 31, 2005, we utilized both on-shore and off-shore contract labor, approximating 97 full time equivalent employees. In February 2006, we announced a plan to reduce this combined workforce by approximately 45%, with the majority of this reduction occurring at the time of the announcement.

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

ITEM 1A.    RISK FACTORS

Our company, business and operations are subject to a number of risks and uncertainties. We discuss material risks and uncertainties below. To the extent any of these risks and uncertainties materialize, our business, results of operation and financial condition would suffer. You should carefully consider these risk factors in evaluating our company.

We are reliant on our major customer AT&T and we expect that substantially all of our revenues will be generated from a limited number of networking service providers. Our revenues will not grow if our products are not selected for or do not successfully pass field trial tests, or are not increasingly deployed in customer networks.

We currently have a limited number of customers. AT&T accounted for 94%, 60% and 82% of gross revenue in 2005, 2004 and 2003 respectively. In 2004, Huawei and Nortel accounted for 27% and 12%, respectively, of gross revenue. We expect that in the foreseeable future substantially all of our revenues will continue to depend on sales of our products to a limited number of customers and we have adjusted our corporate strategy to focus our efforts on a target customer base, particularly AT&T, and core product functionalities. The loss of or reduction in business from any major customer could materially reduce our revenue and cash flow, and adversely affect our ability to achieve and maintain profitability.

On November 18, 2005, AT&T completed its merger with SBC Communications. This development gives rise to new opportunities and risks as our major customer experiences changes associated with integrating two businesses. We will need to build on our existing relationships at AT&T, build new relationships, address competitive challenges and adapt our product development and customer service activities to meet the needs of the resulting entity.

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

Our sales cycle to new and existing customers is lengthy, and we may expend considerable resources without resulting revenue.

Our sales cycle typically involves a lengthy sales consultation process followed by laboratory testing in which our product is evaluated against competing products. If our product is selected for field trials after laboratory testing, our product is then tested in an operational environment. Generally, our customers do not contractually commit to purchase any products from us until we have successfully demonstrated specific performance criteria in these field trials. We cannot predict whether our products will successfully complete laboratory tests or field trials with particular customers or whether these customers will order and commercially deploy our products in meaningful volumes. The failure of current or prospective customers to purchase our products for any reason, including the failure to pass field trials, any determination not to install our products in their networks or any downturn in their business, would seriously harm our ability to build a successful business. Even if we are successful in promoting the adoption of our products, customers usually test, purchase and deploy competitive products for various segments of their networks. Accordingly, we will likely face additional competitive challenges in maintaining and expanding our position in established customer accounts.

We have reduced our direct sales capability as a result of our recent restructuring and our indirect sales channels have had limited success, accordingly, we are likely to face difficulties in obtaining and retaining customers through direct and indirect sales channels.

Our products have historically required a sophisticated and in depth sales effort targeted at key individuals within worldwide target end user customer organizations. We have achieved limited success through both our direct and indirect sales channels.

In connection with the restructuring of our business, we have reduced our direct sales and marketing force. We currently do not plan to staff our direct sales force at 2005 levels or hire a significant number of additional sales personnel or, unless warranted by customer activity, engineering personnel. The competition for qualified individuals is intense, and our ability to hire the type and number of sales, engineering or customer service and support personnel that we may need in the future will remain subject to competitive pressures.

To date, we have entered into agreements with a number of regional systems integrators and distribution partners, including Nortel Networks, on a worldwide basis, and Huawei Technologies in Greater China. The relationships with these systems integrators and distribution partners have not produced the results we anticipated when entering into these relationships. These systems integrators and distribution partners do not have any purchase commitments associated with our agreements with them and, generally, are not prohibited from selling products that compete with our products. We cannot be certain that such partners will devote adequate resources to marketing or selling our product or generate significant revenue in order for us to achieve and maintain profitability. Gross margin on distribution sales are lower than those on direct sales. Accordingly, to the extent that a higher percentage of our revenue is derived from distribution sales, it is expected that our gross margin percentage will decline from current levels. There can be no assurance that incremental revenue from distribution channels will be sufficient to offset the decline in gross margin dollars. Our current strategy does not include the development of and investment in indirect sales channels outside of specific core customer opportunities.

Our plan to restructure our business and realign our cost structure may not produce the expected performance improvements and cost savings within the projected timeline.

We have announced a plan to restructure our business to focus our efforts on our core customers and core functionalities. The benefits of this restructuring are expected to be significant performance improvements and cost savings. However, there is no way to gauge the actual impact of the restructuring or the amount and timing of either the performance improvements or the cost savings. In addition, the restructuring will result in significant charges and a reduction in our staff and capabilities in key areas such as sales and marketing, product development and engineering and international operations. Because of this, the restructuring may not produce immediate results on our financial indicators and may cause the trading price of our common stock to decrease materially.

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

In addition, we believe that understanding the infrastructure requirements of telecommunications carriers and other service providers, experience in working with these providers to develop new services for their customers and an ability to provide vendor-sponsored financing are important competitive factors in our market. We have limited experience in working with telecommunications carriers and other service providers. In addition, we do not currently anticipate an ability to provide vendor-sponsored financing and this may influence the purchasing decision of prospective customers, which may decide to purchase products from one of our competitors that offer such financing.

If we are unable to compete successfully against our current and future competitors, we could experience order cancellations, lost customer opportunities and price and volume reductions. If this occurs, our revenues may decline, our gross margins could decrease and we could experience additional material losses.

Our failure to stabilize our revenues and manage our costs would prevent us from achieving and maintaining profitability.

We have incurred significant losses in each quarterly and annual period since inception and expect to continue to incur significant losses in the future. As of December 31, 2005, we had an accumulated deficit of $425.7 million. We cannot be certain that our revenues will increase or that we will generate sufficient revenues to achieve profitability. We plan to continue product development focused on our core customers and core product functionality. These efforts will continue to require significant expenditures, a substantial portion of which we will make long before any significant revenue related to these expenditures may be realized. In addition, our operating expenses are based largely on anticipated revenue trends and a significant portion of our expenses, such as personnel and real estate facilities costs, is fixed. As a result, we will need to generate significant revenues and manage ongoing costs to achieve and maintain profitability. If we fail to achieve such revenue levels, our operating losses could continue or materially increase. We may never achieve profitability or generate positive cash flows from operations. If we do achieve profitability or positive cash flows from operations in any period, we may not be able to sustain or increase profitability or positive cash flows in the future.

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

In addition, our supplier of ASICs or other critical components could discontinue the production of such components. LSI Logic has informed us that the supply of certain key ASICs will be discontinued. In such an event, we may have the opportunity to make an end-of-life purchase of excess inventory of such component, as we plan to do with these key ASICs. Changes in demand for our product in the future may render our inventory stocking purchase to be in excess or short of future requirements, and in the event we require additional supplies we may be unable to transition to an alternative vendor on a timely or cost effective basis and we would be subject to the risks described below.

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

We do not have internal manufacturing capabilities. We rely on a small number of contract manufacturers to manufacture our products in accordance with our specifications and to fill orders on a timely basis. These contract manufacturers procure material on our behalf and provide comprehensive manufacturing services, including assembly, test and control. We have historically been dependent on two contract manufacturers, Sanmina-SCI Corporation and Celestica Corporation. We may not be able to effectively manage our relationships with these contract manufacturers, they may not meet our future requirements for timely delivery and quality, and our business terms, such as pricing and credit terms, may change in a manner not favorable to us. If we experience changing demand for our products, the challenges we face in managing our relationships with these manufacturers will be increased. Each of our contract manufacturers also builds products for other companies, and we cannot be certain that they will always have sufficient quantities of inventory available to fill orders placed by our customers, or that they will allocate their internal resources to fill these orders on a timely basis. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming and could result in a significant interruption in the supply of our product. If we are required or choose to change one or both of our contract manufacturers, we could experience a material loss in our revenue and significant damage to our customer relationships.

If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays.

Our contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. We generally provide forecasts of our demand to these manufacturers up to 12 months prior to scheduled delivery of product to our customers. If we overestimate our requirements, we may purchase excess inventory, which would consume cash by increasing our costs and may require us to take additional charges for excess and obsolete inventory. If we underestimate our requirements, we may have an inadequate amount of inventory, which could result in delays in delivery to our customers and in recognition of revenue or in increased costs incurred to expedite product delivery. In addition, the lead times for materials and components we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We also may experience shortages of other components from time to time, which also could delay the manufacturing of our products and delay our recognition of revenue.

In addition, we may be subject to regulatory requirements such as international environmental regulation, which could affect our ability to manufacture and deliver product on a timely and cost-effective basis. For example, the Restriction of Hazardous Substances in Electrical and Electronic Equipment (RoHS) Directive of the European Parliament bans the use of certain materials in new electrical and electronic equipment. Any noncompliance with RoHS or other EU requirements would have an adverse effect on our ability to pursue European sales in the future, and could adversely affect our business and operating results.

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

We were founded in November 1996, our TSR became commercially available during the fourth quarter of 1999, our SSR became commercially available during the fourth quarter of 2001, and our QSR became commercially available during the fourth quarter of 2002. Accordingly, we have limited meaningful historical financial data upon which to base projected revenues and planned operating expenses and upon which investors may evaluate our prospects and us. In addition, our limited operating history means that we have less insight into how technological and market trends may affect our business. The revenue and income potential of our business is unproven and the market that we are addressing is rapidly evolving and competition is intense. Our ability to sell our products depends on, among other things, the level of demand for intelligent high-speed routers, our ability to address competition, and our ability to meet the needs of our major customers. You should consider our business and prospects in light of the risks and difficulties frequently encountered by companies like ours in the early stages of development.

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

Our quarterly operating results are likely to vary significantly in the future based on a number of factors related to our industry, the markets for our products and how we manage our business. We have little or no control over many of these factors and any of these factors could cause the price of our common stock to fluctuate significantly. In addition to the risks discussed elsewhere in this section, the following may also adversely affect the trading price of our common stock:

•	fluctuations in the demand for high-speed routers;

•	the timing and size of customer orders for our products or cancellations of orders;

•	the timing of product acceptance by customers;

•	the timing and level of research and development and prototype expenses;

•	the distribution channels through which we sell our products;

•	general economic conditions; and

•	conditions specific to the telecommunications industry, including uncertainty related to consolidation.

We plan to selectively invest in research and development and customer support capabilities. Our operating expenses will largely be based on anticipated organizational growth and revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, if revenue for a particular quarter is below our expectations for any of the reasons set forth above, or for any other reason, we may not be able to proportionately reduce operating expenses for that quarter. Accordingly, this revenue shortfall would have a disproportionate effect on our expected operating results and could result in material operating losses for that quarter, which could result in significant variations in our operating results from quarter to quarter.

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

Customer requirements are likely to evolve, and we will not retain customers or attract new customers if we do not anticipate and meet specific customer requirements through our strategy to focus on core functionalities.

Our future success will also depend upon our ability to develop and manage key customer relationships in order to introduce a variety of new products and product enhancements that address the increasingly sophisticated needs of our target base of customers. Our current and prospective customers may require product features and capabilities that our products do not have. We must effectively anticipate and adapt on a timely basis to customer requirements and offer products that meet those demands in a timely manner. Our strategy is to focus on core product functionalities which we believe will be common to our target base of core customers. Our failure to develop products that satisfy customer requirements would seriously harm our ability to achieve market acceptance for our products. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development or introduction of new products and enhancements. Material delays in introducing new products may cause customers to forego purchases of our products and purchase those of our competitors, which could seriously harm our business. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to effectively manage this transition would cause us to lose current and prospective customers.

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

Our future success also depends on our continuing ability to selectively identify, hire as needed, train, assimilate and retain highly qualified engineering, managerial, support and other personnel. The demand and competition for qualified personnel is high, and we have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, we have experienced difficulty in hiring qualified engineering personnel. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could delay product development and negatively impact our ability to sell our products.

We face risks associated with international sales and operations that could impair our ability to grow our revenues abroad.

Our international sales have been conducted through a direct sales force, sales agents, systems integrators, and distributors in Europe, Asia, and Latin America. In January 2004, we established a strategic relationship with Nortel Networks to market, sell and support our products on a worldwide basis. In 2003, we also established a strategic relationship with Huawei Technologies to resell our products in Greater China, which expired in 2005, and also have established regional partners in Europe, Japan, Asia, and Latin America. These efforts to date have not achieved the results we anticipated and we do not anticipate the continuation of a comparable level of investment in support of future international sales channels. In addition, international activities involve additional risks that we do not have to address in the domestic market, such as difficulties in managing foreign operations, different regulatory requirements and different technology standards.

We expect that international sales will be generally denominated in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies would cause our products to become less competitive in international markets and could result in limited, if any, sales and profitability. To the extent that we denominate sales in foreign currencies or incur significant operating expenses denominated in local currencies, we will be exposed to increased risks of currency exchange rate fluctuations.

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

We regard our products and technology as proprietary. We attempt to protect them through a combination of patent protection, copyrights, trademarks, trade secret laws, contractual restrictions on disclosure and other methods. These methods may not be sufficient to protect our proprietary rights. We presently have 15 patents granted in the United States and over 50 United States and foreign patent applications pending. We cannot be certain that patents will be granted based on these or any other applications, or that, even if issued, the patents will adequately protect our technology. We also generally enter into confidentiality agreements with our employees, consultants and customers, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise misappropriate and use our products or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights to the same extent as do the laws of the United States, or to develop similar technology independently. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could harm our business.

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

We expect our current cash, cash equivalents and marketable securities will meet our normal working capital and capital expenditure needs for at least the next twelve months. We may need to raise additional funding at that time or earlier if we decide to undertake more rapid expansion, including acquisitions of complementary products or technologies, or if we increase our research and development or other efforts in order to respond to competitive pressures. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously harm our business.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Avici will adopt this statement in the first quarter of 2006. The adoption of this statement is expected to have a material impact on its future earnings. It may not be possible to calculate the future impact with respect to stock-based grants as the amount of these charges to earnings fluctuates with the price of our common stock and other factors. It is possible that some investors might consider this impact on operating results to be material, which could result in a decline in the price of our common stock. In addition, since 2000 we amortized against revenue, non-cash charges relating to the issuance of common stock warrants to a customer. In January 2004, in connection with a three-year strategic OEM agreement with Nortel Networks we issued a warrant to purchase shares of Avici common stock. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and is being recorded as a reduction of revenue on a systematic basis over the economic life of the OEM agreement, which is expected to be three years.

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

Any failure to maintain effective internal information systems or to implement effective internal controls over financial reporting could adversely impact our business.

We must continue to maintain our internal information systems in order to manage our business operations. We must also maintain internal controls over financial reporting in accordance with The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or that existing controls will be effective in future conditions, which could materially and adversely impact our financial results. Under Sarbanes-Oxley, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. Compliance with this legislation will require management’s attention and resources and will cause us to continue to incur significant expense. Management’s assessment of our internal controls over financial reporting may identify weaknesses that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Should we determine that we have material weaknesses in our internal controls over financial reporting, our results of operations or financial condition may be materially adversely affected or the price of our common stock may decline.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters is currently located in a leased facility in North Billerica, Massachusetts, consisting of approximately 81,000 square feet under a lease expiring in October 2007. We also have leased minimal sales office spaces in Asia, which leases will be allowed to expire in connection with our announced restructuring and cost containment programs.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2005, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been traded on the NASDAQ National Market under the symbol “AVCI” since July 28, 2000. The following table sets forth, for the periods indicated, the high and low sale prices as reported on the NASDAQ National Market.

	High	Low
Fiscal 2005
First Quarter	$9.30	$3.84
Second Quarter	$5.10	$3.65
Third Quarter	$4.98	$4.10
Fourth Quarter	$5.67	$3.85
Fiscal 2004
First Quarter	$24.38	$7.49
Second Quarter	$15.50	$9.22
Third Quarter	$12.91	$6.11
Fourth Quarter	$9.35	$5.87

As of March 10, 2006, there were approximately 428 stockholders of record.

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

Information concerning our equity compensation plans is set forth in our Definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, under the heading of “Equity Compensation Plan Information,” which is incorporated herein by reference.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The statement of operations data for the years ended December 31, 2005, 2004 and 2003, and the balance sheet data as of December 31, 2005 and 2004 are derived from our audited consolidated financial statements, which are included elsewhere in this report. The statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our audited consolidated financial statements, which are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share and per share data)
Statement of Operations Data:
Gross revenue:
Product revenue	$32,408	$21,150	$35,135	$29,388	$52,868
Service revenue	4,794	5,450	4,281	3,756	3,775

Gross revenue	37,202	26,600	39,416	33,144	56,643
Common stock warrant discount—Product	(2,107)	(2,108)	(2,451)	(3,266)	(3,267)

Net revenue	35,095	24,492	36,965	29,878	53,376
Cost of revenue—Product	11,148	9,814	11,606	15,133	50,223
Cost of revenue—Service	2,127	2,269	3,053	2,272	2,721

Gross margin	21,820	12,409	22,306	12,473	432
Operating expenses:
Research and development	36,164	32,425	46,483	55,844	61,527
Sales and marketing	9,112	10,805	10,863	13,462	18,848
General and administrative	4,740	5,718	6,077	7,178	9,538
Stock-based compensation	—	309	1,022	4,111	15,003
Restructuring charges	—	—	—	925	1,061

Total operating expenses	50,016	49,257	64,445	81,520	105,977

Loss from operations	(28,196)	(36,848)	(42,139)	(69,047)	(105,545)
Interest income	1,754	1,423	2,181	4,201	10,698
Interest expense	—	—	(30)	(161)	(645)
Other income, net *	1,788	—	2,957	227	—

Net loss	$(24,654)	$(35,425)	$(37,031)	$(64,780)	$(95,492)

Basic and diluted net loss per share	$(1.91)	$(2.81)	$(3.02)	$(5.20)	$(7.75)

Weighted average common basic and diluted shares	12,887,979	12,628,408	12,248,606	12,456,221	12,314,577

	As of December 31,
	2005	2004	2003	2002	2001
	( in thousands )
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$50,219	$69,026	$95,930	$125,089	$164,441
Working capital	38,435	50,116	56,821	64,725	116,672
Total assets	77,670	94,413	116,046	158,154	220,277
Long-term obligations, less current portion	—	—	—	46	753
Total stockholders’ equity	52,190	76,270	100,227	134,897	193,687

*	Relates to assignment of a claim in bankruptcy and related credits in 2005, customer credits that expired unused in 2003 and a gain from an insurance settlement in 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Form 10-K. This report contains forward-looking statements, which involve risks and uncertainties. We make such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described above in Item under “Risk Factors.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “will,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

Overview

Avici Systems provides high-speed data networking equipment that enables networking service providers to transmit high volumes of information across their networks.

On February 16, 2006, Avici announced a plan to restructure its business and realign its cost structure to execute a focused strategy aimed at driving Avici toward profitability and positive cash flow. In connection with this restructuring Avici will be reducing its workforce by approximately 45% during the first quarter of 2006 and curtailing certain other discretionary expenses commensurate with the re-sized business. Avici expects to record charges of approximately $6.0 million associated with the restructuring actions during the transition period, of which approximately $4.3 million are cash expenditures. Avici expects to record approximately $4.0 million of these charges in its first quarter of 2006, of which approximately $2.2 million are cash expenditures that will be disbursed before the third quarter of 2006. It is anticipated that beginning in 2007, the annualized cost savings from these reductions compared to 2005 amounts could approximate $20 million. In connection with this announcement Avici also indicated that, in conjunction with its investment bankers, it would evaluate further strategic alternatives that may include a further restructuring of the business.

Since our inception, we have incurred significant losses. As of December 31, 2005, we had an accumulated deficit of $425.7 million. We have not achieved profitability on a quarterly or an annual basis.

The Avici Terabit Switch Router (TSR™), which was introduced in 1999, is purpose-built for the stresses of carrier core routing in large IP networks, and has been deployed at AT&T Corp. (AT&T) since 1999. During 2001 we introduced the Avici Stackable Switch Router (SSR™), a rack-mountable scalable router for service providers with smaller core networks. During the fourth quarter of 2002, we introduced the Avici Quarter-rack Scalable Router (QSR™), which provides customers with one of the smallest footprint, highest density routers commercially available. In connection with our current strategy, we will market our products to major carriers, primarily in North America, through direct sales and, as may be applicable, third party resellers, as well as selectively marketing our products internationally. We provide product installation and customer field support through our internal customer service organization.

Our target end-user customer market primarily includes incumbent local exchange carriers, inter-exchange carriers, postal telephone and telegraph operators (PTTs) (international incumbent operators), international competitive carriers and Internet service providers. Most recently, our products have been deployed at AT&T, SurfNet in the Netherlands, Turk Telecom, IP-Only and LimeLight Networks and, in 2004, Greater China through a distribution partner, Huawei.

Revenues

We expect that in the foreseeable future, substantially all of our revenue will continue to depend on product sales to current customers, primarily AT&T, and a limited number of potential new customers. Generally, these customers are not contractually committed to purchase any minimum quantities of products from us.

In April 2003, we entered into a strategic relationship with Huawei. The agreement had no minimum purchase commitment and expired in April 2005.

In January 2004, we entered into a worldwide three-year strategic agreement with Nortel to market, sell and support Avici’s carrier-class core routers as part of its converged network solutions based on Internet Protocol (IP) technology. The agreement has no minimum purchase commitment associated with it. Revenues under this agreement have been substantially lower than Avici had originally anticipated and, based on public announcements, we believe that Nortel’s strategy has subsequently shifted away from wire line data.

In September 2004, we amended our original procurement agreement with AT&T to extend through December 31, 2009. The agreement describes the conditions under which AT&T may purchase equipment and services from us. AT&T has the ability, but not the obligation to purchase equipment and services from us. The agreement has no minimum purchase commitment associated with it.

Common Stock Warrant Discount—Product

In January 2004, in connection with a three-year strategic OEM agreement with Nortel Networks, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel Networks with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is non-forfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel Networks achieves certain performance milestones. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and is recorded as a reduction of revenue on a systematic basis, currently straight-line, over the economic life of the agreement, which is expected to be three years. The unamortized balance of $2.1 million at December 31, 2005 is recorded as a Contract Distribution Right in the accompanying balance sheet.

During 2000, Avici issued two warrants to purchase an aggregate of 237,500 shares of Avici’s common stock at per-share exercise prices of $124.00 and $110.92. The fair value of the warrants was calculated to be $12.2 million using the Black-Scholes valuation model, and was accounted for as elements of expense and Stockholders’ Equity. The warrants were fully amortized in the Consolidated Statements of Operations in accordance with the terms of the applicable agreements. The warrants, which were non-forfeitable and fully exercisable, expired in 2005. Accordingly, the $12.2 million previously identified in Stockholders’ Equity as “Common Stock Warrants” has been reclassified to “Additional Paid-In-Capital” within Stockholders’ Equity. The reclassification had no effect on the Avici’s financial condition at December 31, 2005 or on its results of operations for the year then ended.

Cost of Revenue

Cost of Revenue—Product includes material cost, provision for warranty, rework, depreciation and provision for excess and obsolete inventory. We outsource our manufacturing operations to contract manufacturers that assemble and test our products in accordance with our specifications. Accordingly, a significant portion of our product cost is material cost paid to these entities. Avici’s cost of revenue also includes overhead costs, primarily for material procurement associated with our manufacturing. Warranty costs and inventory provisions are expensed as cost of revenue-product.

Cost of Revenue—Service includes costs associated with providing customer support and maintenance services.

Research and Development

Research and development expenses consist primarily of salaries and related employee costs, depreciation expense on laboratory equipment and project costs, namely, prototype equipment, materials costs and third-party costs and fees related to the development and prototyping of our proprietary technology. Project costs may vary from period to period depending upon the timing and extent of applicable initiatives. Depreciation expenses have decreased from historical levels, as current capital expenditures are lower than prior years’ additions, which have become fully depreciated. In the future, we expect research and development expenses to decline, resulting from the restructuring and re-alignment of Avici’s cost structure, as we focus on development aimed specifically at our target customer base.

Sales and Marketing

Sales and marketing expenses have consisted primarily of salaries and related employee costs, sales commissions, travel, public relations, training and other costs associated with marketing material and tradeshows. In the future, we expect sales and marketing expenses to decline as we refocus our strategy on a smaller group of less diversified customers.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel as well as professional and compliance related fees. In the future, we expect that general and administrative expenses will decline as we resize those functions in support of the restructured business.

Stock-based Compensation

Through December 31, 2001, Avici had recorded cumulative non-cash deferred compensation, relating to pre-IPO stock option grants, as an element of stockholders’ equity, representing the aggregate difference between the deemed fair value of Avici’s common stock and the exercise price of stock options and restricted stock granted and the selling price of stock sold. The deferred compensation has been recognized as an expense over the vesting period of the stock options and restricted stock and has been fully expensed by the third quarter of 2004. During the years ended December 31, 2004 and 2003, Avici recorded approximately $0.3 million and $1.0 million, respectively, of non-cash compensation expense associated with these grants.

In 2000, Avici granted an officer the right to purchase 25,000 shares of restricted stock and, in connection with the purchase, loaned the individual $2,500,000. These shares vested ratably over a 12 month period. The loan was non-interest-bearing with limited recourse to the individual and was secured by the restricted securities. The loan had a maturity of 10 years, to be repaid from the proceeds of the sale of the related restricted securities, if such sale precedes the maturity date. In 2004 upon the officer’s termination of employment, the 25,000 shares were returned to the company and the loan cancelled. As a result of the limited recourse nature of this note, the issuance and its related cancellation were treated similar to the issuance and cancellation of a stock option.

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

In the first quarter of 2006, Avici will adopt Financial Accounting Standards Board’s SFAS No. 123R, “Share Based Payment.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The adoption of SFAS 123R is expected to have a material impact on net loss and net loss per share. As a result of the recent plans to restructure its business, Avici is still evaluating the impact of SFAS 123R adoption.

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

Revenue Recognition

Consistent with Statement of Position No. 97-2, Avici recognizes revenue from product sales upon shipment to customers, including resellers, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, Avici recognizes revenue when those uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). Avici uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. We also generate revenue from support and maintenance as well as installation and service. We defer revenue from support and maintenance contracts and recognize it ratably over the period of the related agreements. We recognize revenue from installation and other services as the work is performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. In the event the Company is unable to meet one or all of the above criteria on a timely basis, revenue recognized for any reporting period could be adversely affected.

Cost of Revenue—Service

Cost of Revenue—Service includes internal costs associated with providing customer support and maintenance services. As personnel responsible for providing such services are also engaged in other activities such as sales and marketing and product development, Avici aggregates certain costs, including payroll, fringe, overhead and depreciation, and allocates a portion of those costs to Cost of Revenue—Service. Such allocation is based on an estimation of time devoted towards supporting the service programs, which Avici believes to be reasonable.

Inventory Valuation

We value our inventory at the lower of the actual cost to purchase or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for potentially excess and obsolete inventory based primarily on our estimated forecast of product demand for up to the next twelve months. Demand for our products can fluctuate suddenly and significantly due to changes in economic and business conditions. A significant increase in demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory on hand and at suppliers. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory on hand and at suppliers. Therefore, although we endeavor the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

Results of Operations

Fiscal Year ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

Revenue

Total gross revenue increased $10.6 million to $37.2 million in 2005 from $26.6 million in 2004. Gross product revenue increased $11.2 million to $32.4 million in 2005 from $21.2 million in 2004. The increase in gross product revenue was primarily due to an increase in our product volume and also due to a change in our customer mix since 2004 included a higher proportion of sales through channel partners at discounts higher than in direct sales. Net product revenue, after warrant amortization of $2.1 million, increased $11.3 million to $30.3 million in 2005 from $19.0 million in 2004. Service revenue decreased $0.7 million to $4.8 million in 2005 from $5.5 million in 2004. The decrease in service revenue was primarily due to lower pricing partially offset by higher installed base of products.

One customer, namely AT&T accounted for 94% of the gross revenue in 2005. In 2004, three customers, namely AT&T, Huawei and Nortel accounted for 60%, 27% and 12%, respectively, of gross revenue. As a result of Avici’s plan to refocus its strategy, we anticipate future revenues to continue to be highly concentrated in a relatively small number of customers and expect such sales primarily from direct customers.

Cost of Revenue

Total cost of revenue increased $1.2 million to $13.3 million in 2005 from $12.1 million in 2004. Product cost of revenue was 37% and 52% of product net revenue in 2005 and 2004, respectively. Product cost of revenue is net of credits for the utilization of inventory previously reserved in 2001 resulting from a downturn in industry demand. Such credits were $0.3 million and $0.8 million in 2005 and 2004, respectively. The lower product cost of revenue as a percentage of product net revenue in 2005 as compared 2004 was primarily due to change in customer mix since 2004 included a higher proportion of sales through channel partners at discounts higher than in direct sales.

As a result of Avici’s plan to refocus its strategy we expect future revenues primarily from direct sales consistent with 2005. Although we expect future product costs as a percent of net revenue to be consistent with 2005, product cost of revenue as a percentage of product net revenue will continue to be affected by changes in the mix of products sold, discounts and related pricing, changes in material costs, excess inventory and obsolescence charges and credits, warranty liability, changes in volume and pricing competition.

Service cost of revenue was 44% and 42% of service revenue in 2005 and 2004, respectively. The higher percentage in 2005 was primarily due to lower service pricing partially offset by lower depreciation costs in 2005.

Research and Development

Research and development expenses increased $3.8 million to $36.2 million in 2005 from $32.4 million in 2004. The increase in 2005 from 2004 was primarily due to an increase in labor and labor related expenses of $5.5 million. Such increase was due to deployment of additional resources primarily on a contract basis to support product innovation for existing and future products, and realignment of the Company’s compensation program including management incentive costs as performance targets for the first six months in 2005 were achieved. The increase in 2005 was partially offset by lower depreciation and project related expenses of $2.0 million and $0.4 million, respectively. As a result of the restructuring and re-alignment of Avici’s cost structure, we expect future research and development expenses to decline as we focus on development aimed specifically at our target customer base.

Sales and Marketing

Sales and marketing expenses decreased $1.7 million to $9.1 million in 2005 from $10.8 million in 2004. The decrease in 2005 was primarily due to lower spending on marketing programs and travel related expenses. Also contributing to the decrease was higher sales incentive costs and recruiting costs in 2004. In the future, we expect sales and marketing expenses to decline as we refocus our strategy on a smaller group of customers.

General and Administrative

General and administrative expenses decreased $1.0 million to $4.7 million in 2005 from $5.7 million in 2004. The decrease in 2005 was primarily due to lower costs associated with labor, depreciation and insurance. In the future, we expect that general and administrative expenses will decline as we resize those functions in support of the restructured business.

Stock-Based Compensation

Stock-based compensation, associated with pre-IPO stock option grants, was $0.3 million in 2004. All costs related to such grants were fully amortized and expensed by the third quarter of 2004.

Interest Income

Interest income increased $0.4 million to $1.8 million in 2005 from $1.4 million in 2004. The increase in 2005 was primarily due to increased investment yields available in the market partially offset by lower invested cash balance.

Interest Expense

Interest expense was eliminated in 2004 due to the expiration of equipment-based capital leases.

Other Income

Other income was $1.8 million in 2005. In 2005, the Company reached an agreement with an independent third party to assign to the third party a claim in bankruptcy held by the Company in consideration for $1.3 million which was received in the second quarter of 2005. Other income also includes the reversal of approximately $0.5 million of credits previously established in connection with this claim.

Provision for income taxes

As Avici has incurred net operating losses since inception, no provision for federal or state income taxes has been recorded. As of December 31, 2005, Avici had net operating loss carryforwards for federal and state income tax purposes of approximately $360.1 million and $222.6 million, respectively. Approximately $18.5 million of Avici’s net operating loss carryforwards relate to deductions associated with Avici’s stock option plans, which will be benefited through stockholders’ equity if realized. The federal and state net operating loss carryforwards begin to expire in 2012 and 2006, respectively. As of December 31, 2005 Avici also has gross federal and state research tax credit carryforwards of approximately $11.0 million and $8.3 million respectively, which will begin to expire in 2012. The utilization of the net operating loss carryforwards may be subject to annual limitations as a result of changes in the ownership of the Company.

Fiscal Year ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

Revenue

Total gross revenue decreased $12.8 million to $26.6 million in 2004 from $39.4 million in 2003. Gross product revenue decreased $13.9 million to $21.2 million in 2004 from $35.1 million in 2003. The decrease in gross product revenue was primarily due to a decrease in our product volume due to delays in network build outs and resultant decline in customer orders. Net product revenue, after warrant amortization of $2.1 million and $2.5 million in 2004 and 2003 respectively, decreased $13.7 million to $19.0 million in 2004 from $32.7 million in 2003. Service revenue increased $1.2 million to $5.5 million in 2004 from $4.3 million in 2003. The increase in service revenue relates to a year over year increase in our installed base of products. Three customers accounted for 99% of the gross revenue in 2004. One customer accounted for 82% of gross revenue in 2003.

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

Service cost of revenue was 42% and 71% of service revenue in 2004 and 2003, respectively. The lower percentage in 2004 was primarily the result of economies gained from an increase in service revenues due to a growing installed base coupled with lower depreciation costs on service related capital equipment.

Research and Development

Research and development expenses decreased $14.1 million to $32.4 million in 2004 from $46.5 million in 2003. The decrease in 2004 from 2003 was primarily due to a reduction in depreciation expenses of approximately $10.4 million, as current capital expenditures are lower than prior years’ additions, which have become fully depreciated. Also contributing to the decline was a reduction in payroll related expenses of $2.9 million, primarily due a reduction in employee incentive costs since performance targets in 2004 were not achieved. A reduction of project related costs of $1.0 million also contributed to the decrease in 2004.

Sales and Marketing

Sales and marketing expenses remained reasonably flat and decreased $0.1 million to $10.8 million in 2004 from $10.9 million in 2003.

General and Administrative

General and administrative expenses decreased $0.4 million to $5.7 million in 2004 from $6.1 million in 2003. The decrease in 2004 was primarily due to a reduction in depreciation expense.

Stock-Based Compensation

Stock-based compensation, primarily associated with pre-IPO grants, decreased $0.7 million to $0.3 million in 2004 from $1.0 million in 2003. The decrease in 2004 was primarily the result of certain option grants becoming fully vested and the related compensation becoming fully amortized, as well as the forfeiture of stock options associated with employee terminations.

Interest Income

Interest income decreased $0.8 million to $1.4 million in 2004 from $2.2 million in 2003. The decrease in 2004 was due to the decrease in invested cash balances resulting from the use of cash to fund operations in 2004 partially offset by higher investment yields.

Interest Expense

Interest expense was eliminated in 2004 as compared to $0.1 million in 2003 due to the expiration of equipment-based capital leases.

Other Income

There was no other income in 2004 compared to $3.0 million in 2003. Other income in 2003 relates to the expiration of certain customer credits that were previously recorded in deferred revenue.

Provision for income taxes

We have not recorded a provision for income taxes because we have experienced net losses from our inception. As of December 31, 2004, we had net operating loss and tax credit carryforwards of approximately $334.2 million and $14.9 million, respectively. Approximately $18.4 million of Avici’s net operating loss carryforwards relate to deductions associated with Avici’s stock option plans, which will be benefited through stockholders’ equity if realized. The federal net operating loss carryforwards expire beginning in 2012 through 2024, and are subject to review and possible adjustment by the Internal Revenue Service (IRS). The utilization of the net operating loss carryforwards may be subject to annual limitations as a result of changes in the ownership of the Company. We did not record any tax benefits relating to these losses due to the uncertainty surrounding the realization of our deferred tax assets.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, from the exercise of stock options by employees. From inception through December 31, 2005, we raised approximately $418.3 million from these equity offerings. In 2005, we used $11.3 million in cash for operating activities, compared to $24.2 million used in 2004 and $22.0 million used in 2003. The decrease in cash usage in 2005 as compared to 2004 was a result of lower net losses before non-cash items such as depreciation, warrant amortization and stock compensation expenses net of $1.3 million received upon the assignment of a claim in bankruptcy and lower working capital requirements including the receipt of a $3.9 million customer prepayment of a service arrangement. The increase in cash usage in 2004 as compared to 2003 was a result of higher net loss before depreciation and non-cash compensation expenses, partially offset by a decrease in working capital. We expect that in the future, working capital requirements will fluctuate based on the timing of customer orders, the related need to build inventory in anticipation of orders and actual shipment dates. In addition, we expect to selectively invest in infrastructure costs needed to support the scale of operations.

Purchases of property and equipment were $7.8 million in 2005, compared to $6.9 million in 2004, and $5.5 million in 2003. Purchases of property and equipment increased in 2005 and 2004, as compared to 2003 since we focused investments in 2005 and 2004 towards purchases of laboratory equipment and software required to support priority research and development projects, and to maintain and enhance a growing customer support infrastructure. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect that capital expenditures will be between $4 million and $6 million in 2006. We expect that capital expenditure requirements may increase if product sales increase, creating a need for increased levels of test and management information systems equipment.

In connection with the preparation of the accompanying consolidated financial statements, Avici revised its designation of auction rate securities from cash equivalents to available-for-sale and reclassified prior year’s balances to be consistent with current year presentation. Accordingly, Avici reclassified auction rate securities of $15.2 million, $1.9 million and $5.5 million as of December 31, 2005, 2004 and 2003, respectively, from cash and cash equivalents to current marketable securities. Such reclassification was reflected in the accompanying consolidated balance sheets for 2005 and 2004 and under cash used in or provided by investing activities in the consolidated statements of cash flows for each of the three years in the period ended December 31, 2005. The designation of such securities as available-for-sale did not have any impact on comprehensive income since the auction rate securities had no unrealized gains or losses.

At December 31, 2005, we had cash and cash equivalents of $3.0 million, current marketable securities of $45.1 million, and long-term marketable securities of $2.1 million, totaling $50.2 million. In addition, $0.2 million of restricted cash is included in Other Assets as deposits for facility related obligations. We believe that our existing cash, cash equivalents and marketable securities will meet our normal operating and capital expenditure needs for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may also be required to enter into revised terms with key vendors, some of which could be less favorable to us. For example, in February 2006 the Company issued a standby letter of credit to a key vendor for $1 million as part of its revised vendor terms resulting in the Company providing 100% cash collateral balance to facilitate future purchases. Such collateral will be treated as restricted cash until the letter of credit expires. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

On February 16, 2006, Avici announced a plan to restructure its business and realign its cost structure to execute a focused strategy aimed at driving Avici toward profitability and positive cash flow. In connection with this restructuring Avici will be reducing its workforce by approximately 45% during the first quarter of 2006 and curtailing certain other discretionary expenses commensurate with the re-sized business. Avici expects to record charges of approximately $6.0 million associated with the restructuring actions during the transition period, of which approximately $4.3 million are cash expenditures. Avici expects to record approximately $4.0 million of these charges in its first quarter of 2006, of which approximately $2.2 million are cash expenditures that will be disbursed before the third quarter of 2006. It is anticipated that beginning in 2007, the annualized cost savings from these reductions compared to 2005 amounts could approximate $20 million. In connection with this announcement Avici also indicated that, in conjunction with its investment bankers, it would evaluate further strategic alternatives that may include a further restructuring of the business.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

At December 31, 2005, our contractual obligations, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year	Operating Leases	Inventory Purchase Commitment	Total
2006	$1,190	$4,519	$5,709
2007	743	—	743

Total future contractual commitments	$1,933	$4,519	$6,452

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations, and eliminates the alternative to use APB 25’s intrinsic value method of accounting, which Avici has used. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 to provide additional guidance to the adoption of SFAS 123R. SFAS 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. Accordingly, Avici will adopt this statement in the first quarter of 2006. The transition alternatives include the modified prospective and the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective method would record compensation expense for all unvested stock options and share awards beginning with the first period restated. Avici will adopt the modified prospective method. The adoption of SFAS 123R is expected to have a material impact on net loss and net loss per share. As a result of the recent plans to restructure its business, Avici is still evaluating the impact of SFAS 123R adoption. However, the pro forma disclosures in the footnotes to the financial statements approximate what would have been the impact of applying SFAS 123R to the historical periods presented.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also provides guidance on the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Avici will adopt this pronouncement beginning in fiscal year 2006. The adoption of the provisions of SFAS No. 154 is not expected to have a material impact on Avici’s financial position or results of operations.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. SFAS No. 151 also requires that fixed production overhead be allocated to inventory conversion costs based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred by us beginning in fiscal 2006. We do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds including auction rate securities with a weighted-average maturity ranging from less than one year to over 10 years. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2005, the fair market value of these investments would decline by an immaterial amount. Except for auction rate securities, we have the ability to hold our other fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Carrying Value at December 31, 2005 (in thousands)				Grand total
	Maturing in
	2006	2007	2008-2015	After 2015
Cash and Cash Equivalents	$2,973	$—	$—	$—	$2,973
Weighted Average Interest Rate	4.16%	—	—	—	4.16%
Marketable Securities	$16,596	$2,099	$1,600	$26,951	$47,246
Weighted Average Interest Rate	2.69%	4.34%	4.32%	4.33%	3.75%
Total Portfolio	$19,569	$2,099	$1,600	$26,951	$50,219
Weighted Average Interest Rate	2.91%	4.34%	4.32%	4.33%	3.78%

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVICI SYSTEMS INC. AND SUBSIDIARIES

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Avici Systems Inc.

We have audited the accompanying consolidated balance sheets of Avici Systems Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avici Systems Inc. as of December 31, 2005 and 2004, and the result of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of Avici Systems Inc.’s internal control over financial reporting as of December 31, 2005, based upon the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our reported dated March 10, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 10, 2006

AVICI SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,973	$20,738
Marketable securities	45,147	34,793
Trade accounts receivable, net of allowance of $145 in 2005 and 2004	6,122	4,243
Inventories	8,172	7,020
Prepaid expenses and other current assets	1,501	1,465

Total current assets	63,915	68,259

Property and equipment, at cost:
Computer equipment	38,696	37,398
Laboratory and test equipment	53,570	47,140
Leasehold improvements	4,343	4,329
Furniture and fixtures	1,063	1,063

	97,672	89,930
Less—Accumulated depreciation and amortization	88,366	81,728

Net property and equipment	9,306	8,202
Other assets:
Long-term marketable securities	2,099	13,495
Contract distribution rights	2,107	4,214
Restricted cash	243	243

Total other assets	4,449	17,952

	$77,670	$94,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,340	$7,027
Accrued payroll and payroll-related costs	2,514	1,899
Accrued other	1,656	1,870
Deferred revenue	13,970	7,347

Total current liabilities	25,480	18,143
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value— Authorized 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.0001 par value— Authorized—250,000,000 shares Issued and outstanding—13,668,781 shares at December 31, 2005 and 13,439,016 shares at December 31, 2004	1	1
Additional paid-in capital	474,976	461,830
Common stock warrants	6,321	18,521
Treasury stock, at cost—492,150 shares at December 31, 2005 and 489,754 shares at December 31, 2004	(2,200)	(2,187)
Deferred compensation	(1,211)	(852)
Accumulated deficit	(425,697)	(401,043)

Total stockholders’ equity	52,190	76,270

	$77,670	$94,413

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except share and per share amounts)
Revenue:
Product	$32,408	$21,150	$35,135
Service	4,794	5,450	4,281

Total gross revenue	37,202	26,600	39,416
Common Stock Warrant Discount—Product	(2,107)	(2,108)	(2,451)

Net revenue	35,095	24,492	36,965
Cost of Revenue—Product (1)	11,148	9,814	11,606
Cost of Revenue—Service	2,127	2,269	3,053

Gross margin	21,820	12,409	22,306

Operating Expenses:
Research and development (2)	36,164	32,425	46,483
Sales and marketing (2)	9,112	10,805	10,863
General and administrative (2)	4,740	5,718	6,077
Stock-based compensation	—	309	1,022

Total operating expenses	50,016	49,257	64,445

Loss from operations	(28,196)	(36,848)	(42,139)
Interest Income	1,754	1,423	2,181
Other Income	1,788	—	2,957
Interest Expense	—	—	(30)

Net loss	$(24,654)	$(35,425)	$(37,031)

Net Loss per Share:
Basic and diluted	$(1.91)	$(2.81)	$(3.02)

Weighted Average Shares Used in Computing Net Loss per Share:
Basic and diluted	12,887,979	12,628,408	12,248,606

(1) Includes credits related to inventory charge recorded in 2001	$(323)	$(773)	$(1,910)

(2) Excludes certain noncash, stock-based compensation, as follows:
Research and development	$—	$222	$668
Sales and marketing	—	42	181
General and administrative	—	45	173

	$—	$309	$1,022

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Common Stock Warrants	Subscriptions Receivable	Treasury Stock		Deferred Compensation and Other Consideration	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.0001 Par Value				Shares	Amount
	(in thousands)
Balance, December 31, 2002	12,630	$1	$458,729	$12,200	$(2,500)	(191)	$(681)	$(4,265)	$(328,587)	$134,897
Amortization relating to warrants								2,451		2,451
Issuance of stock relating to Employee Stock Purchase Plan	51		171							171
Exercise of common stock options	46		166							166
Forfeiture of stock options due to employee terminations			(499)					477		(22)
Amortization of deferred compensation								1,022		1,022
Purchase of treasury stock, at cost						(291)	(1,427)			(1,427)
Forfeiture of restricted stock	(11)									—
Net loss									(37,031)	(37,031)

Balance, December 31, 2003	12,716	$1	$458,567	$12,200	$(2,500)	(482)	$(2,108)	$(315)	$(365,618)	$100,227
Issuance of common stock warrants to a customer				6,321						6,321
Issuance of stock relating to Employee Stock Purchase Plan	57		222							222
Issuance of restricted stock to employees	155		1,805					(1,805)		—
Exercise of common stock options	566		3,895							3,895
Amortization of deferred compensation								930		930
Purchase of treasury stock, at cost						(8)	(79)			(79)
Forfeiture and retirement of restricted stock due to employee terminations	(55)		(2,876)		2,500			338		(38)
Compensation expense relating to stock option modification			217							217
Net loss									(35,425)	(35,425)

Balance, December 31, 2004	13,439	$1	$461,830	$18,521	$—	(490)	$(2,187)	$(852)	$(401,043)	$76,270
Issuance of stock relating to Employee Stock Purchase Plan	47		172							172
Issuance of restricted stock to employees	172		795					(795)		—
Exercise of common stock options	40		158							158
Amortization of deferred compensation								306		306
Purchase of treasury stock, at cost						(2)	(13)			(13)
Forfeiture and retirement of restricted stock due to employee terminations	(29)		(179)					130		(49)
Expiration of common stock warrants			12,200	(12,200)						—
Net loss									(24,654)	(24,654)

Balance, December 31, 2005	13,669	$1	$474,976	$6,321	$—	(492)	$(2,200)	$(1,211)	$(425,697)	$52,190

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net loss	$(24,654)	$(35,425)	$(37,031)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	6,729	9,310	22,249
Compensation expense associated with issuance of stock-based awards to employees and consultants	281	1,109	1,022
Amortization of common stock warrant discount—product	2,107	2,108	2,451
Changes in current assets and liabilities—
Trade accounts receivable	(1,879)	2,377	(4,027)
Inventories	(1,136)	(5,814)	(59)
Prepaid expenses and other current assets	(36)	(265)	164
Accounts payable	313	1,488	1,055
Accrued payroll and payroll related	615	(1,970)	979
Accrued restructuring costs	—	(412)	(850)
Accrued other	(238)	(1,395)	(653)
Deferred revenue	6,623	4,658	(7,284)

Net cash used in operating activities	(11,275)	(24,231)	(21,984)

Cash flows from investing activities:
Proceeds from the sale and maturity of marketable securities	52,533	53,312	88,320
Purchases of marketable securities	(51,491)	(22,542)	(70,996)
Purchases of property and equipment	(7,849)	(6,854)	(5,469)
Proceeds from restricted cash	—	189	91

Net cash (used in) provided by investing activities	(6,807)	24,105	11,946

Cash flows from financing activities:
Payments on capital lease obligations	—	(46)	(707)
Repurchase of common stock	(13)	(79)	(1,427)
Proceeds from sales of common stock, net of issuance costs	172	222	171
Proceeds from exercise of stock options	158	3,895	166

Net cash provided by (used in) financing activities	317	3,992	(1,797)

Net (decrease) increase in cash and cash equivalents	(17,765)	3,866	(11,835)
Cash and cash equivalents, beginning of year	20,738	16,872	28,707

Cash and cash equivalents, end of year	$2,973	$20,738	$16,872

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$—	$30

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

Avici incurred net losses of approximately $24.7 million, $35.4 million, and $37.0 million, for the years ended December 31, 2005, 2004, and 2003, respectively. At December 31, 2005, Avici had an accumulated deficit of approximately $425.7 million and has funded those losses through the sale of redeemable convertible preferred stock, the proceeds from the sale of its common stock and certain capital leases. Avici is dependent on the proceeds of these financings to meet its future working capital and research and development needs.

On February 16, 2006 Avici announced a plan to streamline its business, reduce its costs and refocus its strategy as further described in Note 7.

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

December 31, 2005

(all tabular amounts in thousands except share and per share data)

(c)	Cash and Cash Equivalents and Marketable Securities

Avici follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Avici has classified its marketable securities, except auction rate certificates as described below, as held-to-maturity and recorded them at amortized cost, which approximates market value. Unrealized losses are primarily due to rising interest rates and are considered temporary in nature. Avici considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include money markets, certificates of deposit and commercial paper.

In connection with the preparation of the accompanying consolidated financial statements Avici revised its designation of auction rate securities from cash equivalents to available-for-sale and reclassified prior year’s balances to be consistent with current year presentation. Accordingly, Avici reclassified auction rate securities of $15.2 million, $1.9 million and $5.5 million as of December 31, 2005, 2004 and 2003, respectively, from cash and cash equivalents to current marketable securities. Such reclassification was reflected in the accompanying consolidated balance sheets for 2005 and 2004 and under cash used in or provided by investing activities in the consolidated statements of cash flows for each of the three years in the period ended December 31, 2005. The designation of such securities as available-for-sale did not have any impact on comprehensive income since the auction rate securities had no unrealized gain or loss.

As of December 31, 2005, marketable securities consisted of the following:

Securities	Remaining Maturities	Amortized Cost	Fair Market Value	Unrealized Gain (Loss)
U.S. Government Obligations	Within 1 year	$12,500	$12,414	$(86)
Corporate Bonds	1–2 years	2,099	2,039	(60)
Corporate Bonds	Within 1 year	4,096	4,018	(78)
Auction Rate Municipal Bonds	2–10 years	1,600	1,600	—
Auction Rate Municipal Bonds	Above 10 years	26,951	26,951	—

Total marketable securities		47,246	47,022	(224)
Cash and cash equivalents		2,973	2,973	—

Total cash, cash equivalents and marketable securities		$50,219	$49,995	$(224)

As of December 31, 2004, marketable securities consisted of the following:

Securities	Remaining Maturities	Amortized Cost	Fair Market Value	Unrealized Gain (Loss)
U.S. Government Obligations	1–2 years	$11,500	$11,397	$(103)
U.S. Government Obligations	Within 1 year	21,054	20,942	(112)
Corporate Bonds	1–2 years	1,995	1,977	(18)
Corporate Bonds	Within 1 year	7,739	7,312	(427)
Auction Rate Municipal Bonds	Above 10 years	6,000	6,000	—

Total marketable securities		48,288	47,628	(660)
Cash and cash equivalents		20,738	20,738	—

Total cash, cash equivalents and marketable securities		$69,026	$68,366	$(660)

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(all tabular amounts in thousands except share and per share data)

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

(e)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,
	2005	2004
Finished goods	$7,962	$6,852
Raw materials	210	168

	$8,172	$7,020

We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand for up to the next twelve months. Purchase commitments accrued at December 31, 2005 and 2004 were $0.7 million and $0.3 million, respectively.

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

Accumulated amortization expense and amortization expense on equipment under capital leases is included in accumulated depreciation and depreciation expense, respectively. Depreciation and amortization expense was $6.7 million, $9.3 million, and $22.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Avici reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Revision to the estimated useful life or recorded amount of property and equipment was not required.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(all tabular amounts in thousands except share and per share data)

(g)	Concentrations of Credit and Other Risks

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Avici’s principal credit risk relates to its cash, cash equivalents, marketable securities and accounts receivable. Avici invests its excess cash, cash equivalents and marketable securities primarily in deposits with commercial banks and high-quality corporate securities. One customer accounted for 94% and 82% of gross revenue in 2005 and 2003 respectively. Three customers accounted for 99% of the gross revenue in 2004. Two customers accounted for 100% and 97% of trade receivables at December 31, 2005 and 2004, respectively.

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

Avici’s financial instruments mainly consist of cash and cash equivalents and marketable securities. The carrying amounts of these instruments approximate their fair value based on their short-term maturity or quoted market prices.

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

(j)	Net Loss per Share and Pro Forma Net Loss per Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss available for common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock options have been excluded, as they are considered antidilutive. Options to purchase a total of 2,847,293 shares, 2,694,701 shares and 3,301,912 shares have been excluded from the computations of diluted weighted average shares outstanding for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, 239,500 shares, 99,604 shares and 729 shares of unvested restricted common stock have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2005, 2004 and 2003, respectively.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(all tabular amounts in thousands except share and per share data)

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

Avici has computed the pro forma disclosures required under SFAS No. 123 for stock option grants during 2005, 2004 and 2003, using the Black-Scholes option pricing model prescribed by SFAS No. 123, using the following assumptions:

	2005	2004	2003
Risk-free interest rate	3.50-4.43%	2.46-3.59%	1.91-2.87%
Expected dividend yield	—	—	—
Expected lives	4.0 years	4.0 years	4.0 years
Expected volatility	80%	80%	75%
Weighted average fair value per share of options granted	$2.82	$6.99	$2.39

The assumptions used for awards under Avici’s employee stock purchase plan were the same as those listed above, except that an expected life of six to twenty four months was used for each period. If compensation cost had been determined for stock option grants to employees based on the provisions of SFAS No. 123, Avici’s net loss and net loss per share for the years ended December 31, 2005, 2004 and 2003 would have increased to the pro forma amounts indicated below:

	2005	2004	2003
Net loss, as reported	$(24,654)	$(35,425)	$(37,031)
Deduct: Stock-based employee compensation expense included in reported net loss	281	1,109	1,022
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(2,263)	(3,445)	(4,961)

Pro forma net loss	$(26,636)	$(37,761)	$(40,970)

Basic and diluted net loss per share:
As reported	$(1.91)	$(2.81)	$(3.02)
Pro forma	(2.07)	(2.99)	(3.34)

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(all tabular amounts in thousands except share and per share data)

The pro forma net loss for 2004 has been reduced by $0.5 million to reflect the termination of an employee and related options in 2004 that was not previously included in the calculation. Stock option activity for 2004 disclosed in Note 2(e) has also been adjusted to reflect this termination.

(m)	Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. Avici has determined that it conducts its operations in one segment. For the year ended December 31, 2005, the geographic distribution of gross revenue was as follows: North America: 95%, Europe: 3%, Asia: 2%. For the year ended December 31, 2004, the geographic distribution of gross revenue was as follows: North America: 73%, Asia (predominantly China): 27%. For the year ended December 31, 2003, the geographic distribution of gross revenue was as follows: North America: 96%, Asia: 4%.

(n)	Principles of Consolidation

The consolidated financial statements include the accounts of Avici Systems Inc. and all of its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

(o)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations, and eliminates the alternative to use APB 25’s intrinsic value method of accounting, which Avici has used. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 to provide additional guidance to the adoption of SFAS 123R. SFAS 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. Accordingly, Avici will adopt this statement in the first quarter of 2006. The transition alternatives include the modified prospective and the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective method would record compensation expense for all unvested stock options and share awards beginning with the first period restated. Avici will adopt the modified prospective method. The adoption of SFAS 123R is expected to have a material impact on net loss and net loss per share. As a result of the recent plans to restructure its business, Avici is still evaluating the impact of SFAS 123R adoption. However, the pro forma disclosures in the footnotes to the financial statements approximate what would have been the impact of applying SFAS 123R to the historical periods presented.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(all tabular amounts in thousands except share and per share data)

retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also provides guidance on the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Avici will adopt this pronouncement beginning in fiscal year 2006. The adoption of the provisions of SFAS No. 154 is not expected to have a material impact on Avici’s financial position or results of operations.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. SFAS No. 151 also requires that fixed production overhead be allocated to inventory conversion costs based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred by us beginning in fiscal 2006. We do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.

(p)	Reclassifications

Certain reclassifications, including the marketable securities reclassification detailed above, have been made to prior period balances in order to conform to the current presentation.

(2)	STOCKHOLDERS’ EQUITY

(a)	Share Repurchase Program

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

In January 2004, in connection with a three-year strategic OEM agreement with Nortel Networks, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel Networks with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel Networks achieves certain performance milestones. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and is being recorded as a reduction of revenue on a systematic basis, currently straight-line, over the economic life of the agreement, which is expected to be three years. Should the cumulative value of the warrant recorded as a reduction of revenue exceed the cumulative amount of revenue derived from Nortel Networks, such excess will be recorded as sales and marketing expense. The unamortized balance of $2.1 million at December 31, 2005 is recorded as a Contract Distribution Right in the accompanying balance sheet.

During 2000, Avici issued two warrants to purchase an aggregate of 237,500 shares of Avici’s common stock at per-share exercise prices of $124.00 and $110.92. The fair value of the warrants was calculated to be

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(all tabular amounts in thousands except share and per share data)

$12.2 million using the Black-Scholes valuation model, and was accounted for as elements of expense and Stockholders’ Equity. The warrants were fully amortized in the Consolidated Statements of Operations in accordance with the terms of the applicable agreements. The warrants, which were non-forfeitable and fully exercisable, expired in 2005. Accordingly, the $12.2 million previously identified in Stockholders’ Equity as “Common Stock Warrants” has been reclassified to “Additional Paid-In-Capital” within Stockholders’ Equity. The reclassification had no effect on the Avici’s financial condition at December 31, 2005 or on its results of operations for the year then ended.

(c)	Equity-Based Compensation Plans

Avici currently has two primary stock incentive plans: the 1997 Stock Incentive Plan (the “1997 Plan”) and the 2000 Stock Option and Incentive Plan (the “2000 Plan”). A total of 4,213,017 shares of common stock have been reserved for issuance under these plans. The 2000 Plan is the only one of the two primary plans under which new awards are currently being issued. The maximum number of shares with respect to which awards may be granted to any employee under the 2000 Plan shall not exceed 500,000 shares of common stock during any calendar year. In addition, any shares not yet issued under the 1997 Plan on or before the date of Avici’s initial public offering or shares subject to options outstanding on the date of Avici’s initial public offering which are forfeited or terminated are available for issuance under the 2000 Plan.

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

As of December 31, 2005, 1,435,724 shares were available for future grant under the Plans.

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

The Director Plan is administered by the compensation committee. Under the Director Plan, each nonemployee director who becomes a member of the Board of Directors will be automatically granted on the date first elected to the Board of Directors an option to purchase 8,750 shares of common stock, which will vest in four equal installments over four years. In addition, provided that the director continues to serve as a member of the Board of Directors, each nonemployee director will be automatically granted on the date of each annual meeting of stockholders following his or her initial option grant date an option to purchase 3,750 shares of common stock, 1,250 shares of which will vest immediately and 2,500 shares of which will vest in four equal installments over four years. Avici granted a total of 50,000 options to its nonemployee directors at the time of Avici’s initial public offering. Such options vested in four equal installments over four years.

As of December 31, 2005, 100,000 shares were available for future grant under the Director Plan.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(all tabular amounts in thousands except share and per share data)

(e)	Option Grants

Option activity under all stock option plans is as follows:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding, December 31, 2002	2,930,634	$0.40-128.00	$12.92
Granted	1,096,550	3.49-8.35	3.89
Exercised	(45,700)	0.40-8.00	5.08
Forfeited—Cancelled	(679,572)	2.44-105.00	14.10

Outstanding, December 31, 2003	3,301,912	0.40-128.00	9.79
Granted	538,700	6.41-22.10	11.49
Exercised	(561,358)	0.40-20.68	6.81
Forfeited—Cancelled	(584,553)	3.32-100.00	12.38

Outstanding, December 31, 2004	2,694,701	0.40-128.00	10.26
Granted	907,300	3.67-7.33	4.64
Exercised	(40,119)	0.40-6.03	3.51
Forfeited—Cancelled	(714,589)	3.49-75.50	9.56

Outstanding, December 31, 2005	2,847,293	$0.40-128.00	$8.65

Exercisable, December 31, 2005	1,614,641		$10.97

Exercisable, December 31, 2004	1,671,808		$11.84

Exercisable, December 31, 2003	1,658,681		$12.74

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2005:

	Options Outstanding			Exercisable
Exercise Price	Number of Shares Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.40	86	1.9	$0.40	86	$0.40
2.00-2.76	5,585	5.3	2.38	4,324	2.32
3.49-5.20	1,345,535	8.5	4.22	393,607	3.79
5.40-8.00	834,687	6.0	7.57	749,072	7.61
8.15-12.00	315,711	8.1	10.50	136,763	10.47
13.32-18.84	236,163	4.6	16.10	224,076	16.22
20.68-29.80	32,850	5.9	23.08	30,037	23.17
32.00-48.00	30,376	5.0	38.49	30,376	38.49
54.80-79.25	33,300	4.8	66.50	33,300	66.50
100.00-128.00	13,000	4.6	104.31	13,000	104.31

$0.40-128.00	2,847,293	7.3	$8.65	1,614,641	$10.97

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(all tabular amounts in thousands except share and per share data)

(f)	Restricted Stock Grants

In 2000, Avici granted an officer the right to purchase 25,000 shares of restricted stock and, in connection with the purchase, loaned the individual $2,500,000. These shares vested ratably over a 12 month period. The loan was non-interest-bearing with limited recourse to the individual and was secured by the restricted securities. The loan had a maturity of 10 years, to be repaid from the proceeds of the sale of the related restricted securities, if such sale precedes the maturity date. In 2004 upon the officer’s termination of employment, the 25,000 shares were returned to the company and the loan cancelled. As a result of the limited recourse nature of this note, the issuance and its related cancellation were treated similar to the issuance and cancellation of a stock option.

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

A total of 187,500 shares of common stock have been reserved for issuance under the 2000 Employee Stock Purchase Plan. The plan contains consecutive, overlapping, 24-month offering periods. Each offering period includes four consecutive six-month purchase periods. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period, whichever is lower, with the option price at the beginning of the first offering period equal to 85% of the initial public offering price. Participation is limited to 10% of the employee’s eligible compensation, not to exceed $25,000 per calendar year or amounts allowed by the Internal Revenue Code. On January 1 of each year, commencing with January 1, 2001, the aggregate number of shares of common stock available for purchase under the 2000 Employee Stock Purchase Plan will automatically increase by the number of shares necessary to cause the total number of shares then available for purchase to be 187,500 shares. During the years ended December 31, 2005, 2004 and 2003, Avici sold 46,396, 56,708 and 50,962 shares, respectively, to employees under the 2000 Employee Stock Purchase Plan.

(h)	Accounting for Stock-Based Compensation

Through December 31, 2001, Avici had recorded cumulative non-cash deferred compensation, relating to pre-IPO stock option grants, as an element of stockholders’ equity, representing the aggregate difference between the deemed fair value of Avici’s common stock and the exercise price of stock options and restricted stock granted and the selling price of stock sold. The deferred compensation has been recognized as an expense over the vesting period of the stock options and restricted stock and has been fully expensed by the third quarter of 2004. During the years ended December 31, 2004 and 2003, Avici recorded approximately $0.3 million and $1.0 million, respectively, of non-cash compensation expense associated with these grants.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(all tabular amounts in thousands except share and per share data)

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

(3)	INCOME TAXES

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

As Avici has incurred net operating losses since inception, no provision for federal or state income taxes has been recorded. As of December 31, 2005, Avici had net operating loss carryforwards for federal and state income tax purposes of approximately $360.1 million and $222.6 million, respectively. Approximately $18.5 million of Avici’s net operating loss carryforwards relate to deductions associated with Avici’s stock option plans, which will be benefited through stockholders’ equity if realized. The federal and state net operating loss carryforwards begin to expire in 2012 and 2006, respectively. As of December 31, 2005 Avici also has gross federal and state research tax credit carryforwards of approximately $11.0 million and $8.3 million respectively, which will begin to expire in 2012. The utilization of the net operating loss carryforwards may be subject to annual limitations as a result of changes in the ownership of the Company.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(all tabular amounts in thousands except share and per share data)

The approximate income tax effects of each type of temporary differences and carryforwards are as follows:

	December 31,
	2005	2004
Deferred Tax Assets:
Net operating loss carryforwards	$136,315	$133,675
Research credit carryforwards	16,419	14,938
Depreciation	3,680	6,322
Inventory	2,280	2,346
Other accruals	2,088	2,104

Gross deferred tax assets	160,782	159,385
Valuation allowance	(160,782)	(158,140)

Total deferred tax asset	—	1,245

Deferred Tax Liabilities:
Leases	—	(1,245)

Total deferred tax liabilities	—	(1,245)

Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of the deferred tax assets, Avici has provided a full valuation allowance against these amounts at December 31, 2005 and 2004.

(4)	EMPLOYEE BENEFIT PLAN

Avici has a 401(k) Plan that provides for eligible employees to make contributions on a tax-deferred basis. All employees on the first day of the month following their date of employment are eligible to participate in the 401(k) Plan. Contributions are limited to 15% of their annual compensation, as defined, subject to certain IRS limitations. Avici may contribute to the Plan at its discretion. Employer contribution to the Plan was $0.4 million in 2005. No employer contributions were made for all other periods presented.

(5)	COMMITMENTS AND CONTINGENCIES

(a)	Leases

Future minimum payments due under lease agreements at December 31, 2005 are as follows:

Operating Leases
2006	$1,190
2007	743

Total payments	$1,933

Rent expense from operating leases included in the accompanying consolidated statements of operations was approximately $1.3 million, $1.2 million, and $1.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. In connection with its facilities leases, Avici provided letters of credit to the lessor. The letters of credit are fully collateralized by cash of $0.2 million as of December 31, 2005 and 2004, and are recorded as restricted cash in the accompanying consolidated balance sheets.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(all tabular amounts in thousands except share and per share data)

(b)	Commitments

Avici outsources the manufacture and assembly of its products. During the normal course of business, in order to maintain competitive lead times for customers and adequate components supply, Avici enters into agreements with certain suppliers to procure inventory based upon criteria as defined by Avici. As of December 31, 2005, Avici is committed to purchase approximately $4.5 million of inventory over the next 12 months.

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

	2005	2004
Product warranty liability, beginning of year	$569	$1,116
Warranties issued during the period	402	1,112
Settlements made during the period	(780)	(1,659)

Product warranty liability, end of year	$191	$569

(d)	Litigation

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

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(all tabular amounts in thousands except share and per share data)

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

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(all tabular amounts in thousands except share and per share data)

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

(6)	OTHER INCOME:

In 2005, the Company reached an agreement with an independent third party to assign to the third party a claim in bankruptcy held by the Company in consideration for $1.3 million which was received in the second quarter of 2005. Other income also includes the reversal of approximately $0.5 million of credits previously established in connection with this claim.

(7)	SUBSEQUENT EVENTS:

On February 16, 2006, Avici announced a plan to restructure its business and realign its cost structure to execute a focused strategy aimed at driving Avici toward profitability and positive cash flow. In connection with this restructuring Avici will be reducing its workforce by approximately 45% during the first quarter of 2006 and curtailing certain other discretionary expenses commensurate with the re-sized business. Avici expects to record charges of approximately $6.0 million associated with the restructuring actions during the transition period, of which approximately $4.3 million are cash expenditures. Avici expects to record approximately $4.0 million of these charges in its first quarter of 2006, of which approximately $2.2 million are cash expenditures that will be disbursed before the third quarter of 2006.

On February 8, 2006, Avici entered into an arrangement with JPMorgan Chase Bank to maintain a $1.0 million letter of credit with Celestica Inc., Avici’s contract manufacturer. In connection with the letter of credit Avici has collateralized 100% of this letter of credit with cash which will be restricted until the letter of credit expires in one year. The annual cost of the credit facility is 0.50% of the letter of credit amount.

AVICI SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(all tabular amounts in thousands except share and per share data)

(8)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated Statement of Operations Data:

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Gross revenue—product	$9,525	$10,460	$7,563	$4,860
Gross revenue—service	1,195	1,174	1,170	1,255
Common stock warrant discount—product	(527)	(527)	(527)	(526)

Net revenue	$10,193	$11,107	$8,206	$5,589

Gross margin—product	$5,712	$6,856	$3,963	$2,622
Gross margin—service	602	638	655	772

Gross margin—total	$6,314	$7,494	$4,618	$3,394

Net loss	$(5,603)	$(2,681)	$(7,768)	$(8,602)

Basic and diluted net loss per share	$(0.44)	$(0.21)	$(0.60)	$(0.67)

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Gross revenue—product	$5,820	$10,423	$2,454	$2,453
Gross revenue—service	1,134	1,674	1,256	1,386
Common stock warrant discount—product	(527)	(527)	(527)	(527)

Net revenue	$6,427	$11,570	$3,183	$3,312

Gross margin—product	$3,237	$4,855	$308	$828
Gross margin—service	540	1,112	687	842

Gross margin—total	$3,777	$5,967	$995	$1,670

Net loss	$(9,078)	$(6,268)	$(10,372)	$(9,707)

Basic and diluted net loss per share	$(0.73)	$(0.50)	$(0.82)	$(0.76)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in “Internal Control—Integrated Framework”. The assessment did not identify any material weaknesses in our internal control over financial reporting and our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this item 9A under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

The Board of Directors and Stockholders of Avici Systems Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Avici Systems Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avici Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Avici Systems Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Avici Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Avici Systems Inc. and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 10, 2006

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2005.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2005.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2005, under the heading of “Ownership of Management and Directors” and “Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2005.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2005.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this Form 10-K:

1. All Financial Statements. (see “Consolidated Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2. Financial Statement Schedules. (see “Schedule II – Valuation and Qualifying Accounts,” which is included herein by reference)

3. Exhibits

The following exhibits are filed as part of and incorporated by reference into this Form 10-K:

Exhibit Number		Description of Document

3.1		Fourth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

3.2		Certificate of Amendment of Fourth Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.2 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.3		Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.4		Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.5		Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

4.1		Specimen certificate representing the Registrant’s Common Stock (previously filed as Exhibit 4.1 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

4.2		Common Stock Purchase Warrant, dated as of January 7, 2004, issued to Nortel Networks Limited by Avici Systems Inc. (previously filed as Exhibit 4.1 to our Form 8-K filed with the Commission on January 8, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.1	*	1997 Stock Incentive Plan (previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.2	*	Amended 2000 Stock Option and Incentive Plan, as amended (previously filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-116179), which is incorporated herein by reference)

10.3	*	2000 Employee Stock Purchase Plan, as amended on December 20, 2000 (previously filed as Exhibit 10.3 to our Form 10-K for the year ended December 31, 2001 filed with the Commission on March 22, 2002 (File No. 000-30865), which is incorporated herein by reference)

10.4	*	2000 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-116179), which is incorporated herein by reference)

10.5		Fifth Amended and Restated Investor Rights Agreement, by and among the registrant and the Investors and Founders listed therein, dated as of April 24, 2000, as amended (previously filed as Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.6		Omnibus Agreement, dated August 26, 1999, between the Registrant and Nortel Networks Inc. (previously filed as Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.7		Lease, dated June 2, 1998, between the Registrant and Y-CEE Investment Trust, as amended (previously filed as Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

Exhibit Number	Description of Document

10.8	EMC Module Supply Agreement, dated May 1999, between the Registrant and Nortel Networks Inc. (previously filed as Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.9†	Procurement Agreement, dated May 17, 2000, between the Registrant and Williams Communications, Inc. (previously filed as Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.10	Lease, dated June 8, 2000, between the Registrant and Yvon Cormier, Trustee of Y-C Investment Trust V (previously filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.11	Lease, dated August 2, 2000, between the Registrant and Y-CEE Investment Trust (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2000 filed with the Commission on November 13, 2000 (File No. 000-30865), which is incorporated herein by reference)

10.12+	OEM Purchase and Sales Agreement, dated January 7, 2004, between the Registrant and Nortel Networks Limited (previously filed as Exhibit 10.15 to our Form 10-K for the year ended December 31, 2003 filed with the Commission on March 12, 2004 (file No. 000-30865), which is incorporated herein by reference)

10.13+	Procurement Agreement, dated December 21, 2000, between the Registrant and AT&T Corp. (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.14+	Amendment No. 1, dated January 11, 2002, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.15+	Amendment No. 2, dated March 29, 2002, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.16+	Amendment No. 3, dated March 5, 2003, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.4 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.17+	Amendment No. 4, dated September 22, 2004, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.5 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.18	Separation Agreement between the Registrant and Steven Kaufman, effective December 8, 2004 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 10, 2004 (File No. 000-30865), which is incorporated herein by reference)

Exhibit Number		Description of Document

10.19		Non-qualified stock option agreement (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2005 filed with the Commission on May 6, 2005 (file No. 00-30865), which is incorporated herein by reference)

10.20		Stock Restriction Agreement (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2005 filed with the Commission on May 6, 2005 (File No. 000-30865), which is incorporated herein by reference)

10.21	*	Offer letter, dated May 6, 2005, from the Registrant to Jo-Ann Mendles (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 9, 2005 (File No. 000-30865), which is incorporated herein by reference)

10.22	*	Executive Incentive Plan (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.23	*	Severance Pay Agreement, dated March 15, 2006, with William Leighton (previously filed as Exhibit 10.2 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.24	*	Severance Pay Agreement, dated March 15, 2006, with Paul F. Brauneis (previously filed as Exhibit 10.3 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference)

21.1		Subsidiaries of Avici

23.1		Consent of Ernst & Young LLP

24.1		Power of Attorney (included as part of the signature page of this Report)

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement
†	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission
+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVICI SYSTEMS INC.

By:	/s/ PAUL F. BRAUNEIS
Paul F. Brauneis Chief Financial Officer, Treasurer and Senior Vice President of Administration

Date: March 15, 2006

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

Signature	Title	Date

/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Chairman and Director	March 15, 2006

/s/ WILLIAM LEIGHTON William Leighton	Chief Executive Officer and Director (principal executive officer)	March 15, 2006

/s/ PAUL F. BRAUNEIS Paul F. Brauneis	Chief Financial Officer, Treasurer and Senior Vice President of Administration (principal financial officer and principal accounting officer)	March 15, 2006

/s/ ROBERT P. SCHECHTER Robert P. Schechter	Director	March 15, 2006

/s/ WILLIAM INGRAM William Ingram	Director	March 15, 2006

AVICI SYSTEMS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

In thousands

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Accounts Receivable Reserves and Allowances
Year ended December 31, 2005	$145	$—	$—	$—	$145

Year ended December 31, 2004	$245	$—	$—	$100	$145

Year ended December 31, 2003	$175	$70	$—	$—	$245

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1		Fourth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

3.2		Certificate of Amendment of Fourth Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.2 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.3		Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.4		Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2002 (File No. 000-30865), which is incorporated herein by reference)

3.5		Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

4.1		Specimen certificate representing the Registrant’s Common Stock (previously filed as Exhibit 4.1 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

4.2		Common Stock Purchase Warrant, dated as of January 7, 2004, issued to Nortel Networks Limited by Avici Systems Inc. (previously filed as Exhibit 4.1 to our Form 8-K filed with the Commission on January 8, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.1	*	1997 Stock Incentive Plan (previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.2	*	Amended 2000 Stock Option and Incentive Plan, as amended (previously filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-116179), which is incorporated herein by reference)

10.3	*	2000 Employee Stock Purchase Plan, as amended on December 20, 2000 (previously filed as Exhibit 10.3 to our Form 10-K for the year ended December 31, 2001 filed with the Commission on March 22, 2002 (File No. 000-30865), which is incorporated herein by reference)

10.4	*	2000 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-116179), which is incorporated herein by reference)

10.5		Fifth Amended and Restated Investor Rights Agreement, by and among the Registrant and the Investors and Founders listed therein, dated as of April 24, 2000, as amended (previously filed as Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.6		Omnibus Agreement, dated August 26, 1999, between the Registrant and Nortel Networks Inc. (previously filed as Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.7		Lease, dated June 2, 1998, between the Registrant and Y-CEE Investment Trust, as amended (previously filed as Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

Exhibit Number	Description of Document

10.8	EMC Module Supply Agreement, dated May 1999, between the Registrant and Nortel Networks Inc. (previously filed as Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.9†	Procurement Agreement, dated May 17, 2000, between the Registrant and Williams Communications, Inc. (previously filed as Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.10	Lease, dated June 8, 2000, between the Registrant and Yvon Cormier, Trustee of Y-C Investment Trust V (previously filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.11	Lease, dated August 2, 2000, between the Registrant and Y-CEE Investment Trust (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2000 filed with the Commission on November 13, 2000 (File No. 000-30865), which is incorporated herein by reference)

10.12+	OEM Purchase and Sales Agreement, dated January 7, 2004, between the Registrant and Nortel Networks Limited (previously filed as Exhibit 10.15 to our Form 10-K for the year ended December 31, 2003 filed with the Commission on March 12, 2004 (file No. 000-30865), which is incorporated herein by reference)

10.13+	Procurement Agreement, dated December 21, 2000, between the Registrant and AT&T Corp. (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.14+	Amendment No. 1, dated January 11, 2002, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.15+	Amendment No. 2, dated March 29, 2002, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.16+	Amendment No. 3, dated March 5, 2003, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.4 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.17+	Amendment No. 4, dated September 22, 2004, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.5 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.18	Separation Agreement between the Registrant and Steven Kaufman, effective December 8, 2004 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 10, 2004 (File No. 000-30865), which is incorporated herein by reference)

Exhibit Number	Description of Document

10.19	Non-qualified stock option agreement (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2005 filed with the Commission on May 6, 2005 (file No. 00-30865), which is incorporated herein by reference)

10.20	Stock Restriction Agreement (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2005 filed with the Commission on May 6, 2005 (File No. 000-30865), which is incorporated herein by reference)

10.21*	Offer letter, dated May 6, 2005, from the Registrant to Jo-Ann Mendles (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 9, 2005 (File No. 000-30865), which is incorporated herein by reference)

10.22*	Executive Incentive Plan (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.23*	Severance Pay Agreement, dated March 15, 2006, with William Leighton (previously filed as Exhibit 10.2 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.24*	Severance Pay Agreement, dated March 15, 2006, with Paul F. Brauneis (previously filed as Exhibit 10.3 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference)

21.1	Subsidiaries of Avici

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included as part of the signature page of this Report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement
†	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission
+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission