Form 10-Q
period 2006-03-31
AVICI SYSTEMS INC
filed 2006-05-05
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

At May 2, 2006 13,362,354 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

AVICI SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVICI SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$21,298	$2,973
Marketable securities	26,037	45,147
Trade accounts receivable, net	8,139	6,122
Inventories	4,778	8,172
Restricted cash	1,000	—
Prepaid expenses and other current assets	1,043	1,501

Total current assets	62,295	63,915

Property and equipment, net	8,148	9,306
Long-term marketable securities	—	2,099
Contract distribution rights	—	2,107
Other assets	243	243

Total assets	$70,686	$77,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,281	$7,340
Accrued payroll and payroll-related costs	2,126	2,514
Accrued restructuring expenses	2,849	—
Other accrued expenses	1,479	1,656
Deferred revenue	12,619	13,970

Total current liabilities	23,354	25,480

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized – 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.0001 par value: Authorized – 250,000,000 shares Issued– 13,651,597 shares at March 31, 2006 and 13,668,781 shares at December 31, 2005	1	1
Additional paid-in capital	474,233	474,976
Common stock warrants	6,321	6,321
Treasury stock, at cost – 493,098 shares and 492,150 shares at March 31, 2006 and December 31, 2005, respectively	(2,204)	(2,200)
Deferred compensation	—	(1,211)
Accumulated deficit	(431,019)	(425,697)

Total stockholders’ equity	47,332	52,190

Total liabilities and stockholders’ equity	$70,686	$77,670

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Product	$20,279	$9,525
Service	1,115	1,195

Total gross revenue	21,394	10,720
Common stock warrant discount - product	(527)	(527)

Net revenue	20,867	10,193

Cost of revenue – product (1)	8,241	3,286
Cost of revenue – service	506	593

Total cost of revenue	8,747	3,879

Gross margin	12,120	6,314

Operating expenses:
Research and development (2)	9,734	8,660
Sales and marketing (2)	1,467	2,310
General and administrative (2)	1,388	1,310
Restructuring and impairment charges	5,272	—

Total operating expenses	17,861	12,280

Loss from operations	(5,741)	(5,966)
Interest income, net	419	363

Net loss	$(5,322)	$(5,603)

Basic and diluted net loss per share	$(0.41)	(0.44)

Weighted average common shares used in computing basic and diluted net loss per share	12,939,415	12,854,485

_____________ (1) Includes restructuring related inventory charge recorded in the first quarter of 2006	$1,382	—

(2) Includes non-cash, stock-based compensation expense, as follows:
Research and development	$329	$32
Sales and marketing	(39)	9
General and administration	155	14

	$445	$55

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(5,322)	$(5,603)
Adjustments to reconcile net loss to net cash used in operating activities –
Depreciation and amortization	1,737	1,608
Impairment charge	1,580	—
Amortization of common stock warrants discount - product	527	527
Compensation expense associated with issuance of stock-based awards to employees	445	55

Changes in current assets and liabilities:
Trade accounts receivable	(2,017)	(885)
Inventories	3,549	1,623
Prepaid expenses and other current assets	458	145
Accounts payable	(3,059)	206
Accrued payroll and payroll related	(388)	754
Accrued restructuring expenses	2,849	—
Accrued other	(189)	(183)
Deferred revenue	(1,351)	866

Net cash used in operating activities	(1,181)	(887)

Cash Flows from Investing Activities:
Maturity of marketable securities	28,934	11,123
Purchases of marketable securities	(7,725)	(12,103)
Increase in restricted cash	(1,000)	—
Purchases of property and equipment	(734)	(2,512)

Net cash provided by (used in) investing activities	19,475	(3,492)

Cash Flows from Financing Activities:
Proceeds from employee stock plans	35	50
Repurchase of common stock	(4)	(10)

Cash provided by financing activities	31	40

Net increase (decrease) in Cash and Cash Equivalents	18,325	(4,339)

Cash and Cash Equivalents, Beginning of Period	2,973	20,738

Cash and Cash Equivalents, End of Period	$21,298	$16,399

See accompanying notes.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except share and per share data)

NOTE 1. BASIS OF PRESENTATION

The unaudited financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (“Avici” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of Avici, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2006 and December 31, 2005 and the operating results and cash flows for the three-month periods ended March 31, 2006 and 2005. These consolidated financial statements and notes should be read in conjunction with Avici’s consolidated audited financial statements and notes thereto for the year ended December 31, 2005, which appear in Avici’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2006.

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

	Three months ended
	March 31, 2006	March 31, 2005
Beginning balance	$191	$569
Warranties issued during the period	251	287
Settlements made during the period	(123)	(316)

Ending balance	$319	$540

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

In connection with the preparation of Avici’s consolidated financial statements for the year ended December 31, 2005, Avici revised its designation of auction rate securities from cash equivalents to available-for-sale and reclassified prior year’s balances to reflect the Company’s intent with regard to those investments. Accordingly, Avici reclassified auction rate securities of $5.0 million and $1.9 million as of March 31, 2005 and December 31, 2004 respectively, from cash and cash equivalents to current marketable securities. Such reclassification has been reflected under cash used in or provided by investing activities in the consolidated statements of cash flows for the three months ended March 31, 2005. The designation of such securities as available-for-sale did not have any impact on comprehensive income since the auction rate securities had no unrealized gain or loss.

In February 2006, Avici entered into an arrangement with JPMorgan Chase Bank to maintain a $1.0 million letter of credit with Celestica Inc., Avici’s contract manufacturer. In connection with the letter of credit Avici has collateralized 100% of this letter of credit with cash, which will be restricted until the letter of credit expires in one year. The annual cost of the credit facility is 0.50% of the letter of credit amount.

Cash, cash equivalents and marketable securities consist of the following:

	March 31, 2006	December 31 2005
Cash and cash equivalents	$21,298	$2,973
Marketable securities	26,037	45,147
Restricted cash	1,000	—

Subtotal	48,335	48,120
Long-term marketable securities	—	2,099

Total	$48,335	$50,219

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

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2006	December 31, 2005
Finished goods	$4,730	$7,962
Raw materials	48	210

	$4,778	$8,172

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

(h) Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances involving non-owner sources. During all periods presented, Avici did not have any items of comprehensive income (loss) other than its reported net loss.

(i) Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. Avici has determined that it conducts its operations in one segment. During the three months ended March 31, 2006, the Company recognized 82% and 17% respectively of its gross revenue from two customers, namely AT&T and Nortel. During the three months ended March 31, 2005, the Company recognized 92% of its gross revenue, from one customer, namely AT&T. For the full year 2005, AT&T accounted for 94% of its gross revenue.

(j) Stock-Based Compensation

Effective January 1, 2006, Avici adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to the first quarter of 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. Avici also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Avici elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior period presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

Avici recorded $0.3 million of stock-based compensation expense in the first quarter of 2006 as a result of the adoption of SFAS 123R. Since there were no grants during the first quarter of 2006 the expense recorded upon adoption of SFAS 123R was fully related to the grants made in prior years, which were calculated under the disclosure requirements of SFAS 123.

Avici did not recognize compensation expense for employee stock options for the three months ended March 31, 2005, since the exercise price of the Avici’s employee stock option awards equaled the market price of the underlying stock on the date(s) of grant. The following table illustrates the effects on net loss and net loss per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

Three months ended March 31, 2005
Net loss, as reported	$(5,603)
Deduct: Stock-based employee compensation expense included in reported net loss	55
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(371)

Pro forma net loss	$(5,919)

Basic and diluted net loss per share:
As reported	$(0.44)
Pro forma	$(0.46)

Avici estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of Avici’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and Avici’s expected annual dividend yield. Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

2005
Risk-free interest rate	3.50-4.43%
Expected dividend yield	—
Expected life	4.0 years
Expected volatility	80%
Weighted average fair value per share of options granted	$2.82

In 2004 and 2005, Avici granted an additional 120,000 and 172,000 shares, respectively, of performance-based restricted stock to certain key employees of the Company. The shares vest five years from the grant date. The value of the shares at the dates of grant was $1.3 million and $0.8 million for 2004 and 2005, respectively, and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the shorter of the expected performance period or the five year vesting period. Associated with these grants Avici recorded expense of $0.2 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively.

The following table summarizes stock option activity under all of Avici’s stock plans since December 31, 2005:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding, December 31, 2005	2,847,293	$0.40-128.00	$8.65
Exercised	(9,816)	3.49-3.60	3.52
Forfeited—Cancelled	(86,952)	3.49-10.77	5.53

Outstanding, March 31, 2006	2,750,525	$0.40-128.00	$8.77

Exercisable, March 31, 2006	1,682,703		$10.78

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.40	86	1.7	$0.40	86	$0.40
2.00-2.76	5,585	5.1	2.38	4,730	2.35
3.49-5.20	1,279,973	7.9	4.23	431,621	3.82
5.40-8.00	810,760	5.7	7.57	762,467	7.60
8.15-12.00	308,432	7.9	10.49	151,368	10.46
13.32-18.84	236,163	4.1	16.10	225,405	16.20
20.68-29.80	32,850	5.4	23.08	30,350	23.16
32.00-48.00	30,376	4.8	38.49	30,376	38.49
54.80-79.25	33,300	4.5	66.50	33,300	66.50
100.00-128.00	13,000	4.4	104.31	13,000	104.31

$ 0.40-128.00	2,750,525	6.8	$8.79	1,682,703	$10.78

The aggregate intrinsic value of outstanding options as of March 31, 2006 was $0.4 million, of which $0.3 million were vested. The intrinsic value of options exercised during the three months ended March 31, 2006 was less than $0.1 million.

The following table summarizes Avici’s nonvested stock option activity since December 31, 2005:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	1,232,652	$3.45
Vested	(97,979)	$3.46
Forfeited	(66,851)	$2.99

Nonvested at March 31, 2006	1,067,822	$3.47

As of March 31, 2006, there was approximately $1.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of approximately one year.

NOTE 3. COMMON STOCK WARRANT DISCOUNT—PRODUCT

In January 2004, in connection with a three-year strategic OEM agreement with a channel partner, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides the channel partner with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if certain performance milestones are achieved. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and was being recorded as a reduction of revenue on a straight-line basis over three years. The unamortized balance of $1.6 million at March 31, 2006 was deemed impaired and was fully written off in the first quarter of 2006, as further described in Note 4.

NOTE 4. RESTRUCTURING EXPENSES AND IMPAIRMENT CHARGES

On February 16, 2006, Avici announced a plan to restructure its business and realign its cost structure to execute a focused strategy aimed at driving Avici toward profitability and positive cash flow. The restructuring plan included a workforce reduction, charges related to excess inventory and inventory related costs, asset impairment and other costs.

Through March 31, 2007, the Company expects to record total restructuring charges of approximately $9.4 million, of which $6.7 million is cash based. In the first quarter of 2006 Avici recorded $6.7 million of these charges and expects to record the remaining $2.7 million, all of which are workforce related and cash based, in each of the subsequent four quarters ending March 31, 2007 as follows: $1.1 million, $1.0 million, $0.4 million and $0.2 million, respectively.

Workforce reduction

The restructuring plan resulted in the reduction of more than 40% of the employee base of full-time and contract employees across all business functions and geographic regions. Avici expects to record $5.7 million of employee related charges, all of which are cash based. In the first quarter of 2006, $3.0 million was recorded and the remaining $2.7 million will be recorded through the first quarter of 2007 as described above. Avici expects to pay approximately $1.4 million through the end of the third quarter of 2006, $1.7 million in the fourth quarter of 2006 and $1.6 million in the first quarter of 2007.

Inventory and inventory related costs

Due to Avici’s strategy decision to focus on a select customer base, certain inventories, and related purchase commitments, were determined to be in excess of foreseeable usage. In the first quarter of 2006 Avici recorded a $1.4 million charge to cost of revenue—product to write-down the value of such excess inventory ($1.1 million) and accrue the cost of the non-cancelable inventory purchase commitments ($0.3 million).

Asset impairment

In January 2004, in connection with a three-year strategic OEM agreement with a channel partner, Avici issued a warrant to purchase 800,000 shares of Avici common stock as further described in Note 3 above. The fair value of the warrant was capitalized as contract distribution rights and was being amortized as a reduction of revenue on a straight-line basis over three years. As a result of Avici’s implementation of a revised customer strategy and recent public announcements by the channel partner of a strategic shift away from wire line data, Avici now anticipates minimal future revenue under this agreement. As a result, Avici determined that the unamortized balance of such contract distribution rights ($1.6 million) was impaired and wrote off such balance in the first quarter of 2006.

Other costs

Avici also recorded $0.7 million of other restructuring costs relating primarily to certain contract cancellations, legal and administrative expenses.

The restructuring charges recorded in the first quarter of 2006 and the reserve activity are summarized as follows:

	Total Restructuring Charge	Non-cash Charges	Payments	Accrual Balance at March 31, 2006
Workforce reduction	$3,026	$—	$1,037	$1,989
Asset impairment	1,580	1,580	—	—
Other costs	666	—	124	542

Restructuring and impairment charges	5,272	1,580	1,161	2,531
Inventory and inventory related costs recorded in cost of revenue—product	1,382	1,065	—	317

Total	$6,654	$2,645	$1,161	$2,848

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the Court held a fairness hearing on April 24, 2006, at which objections to the proposed settlement were heard. After the fairness hearing, the Court took under advisement whether to grant final approval to the proposed settlement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this Report on Form 10-Q constitute forward-looking statements that involve risks and uncertainties. Avici’s actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including without limitation those discussed under the caption “Risk Factors” included in Avici’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 15, 2006 and elsewhere herein. Forward-looking statements include statements regarding the future or Avici’s expectations, beliefs, intentions or strategies regarding the future and may be identified by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” and similar expressions. There may be events in the future that could affect these matters.

Overview

Avici Systems provides high-speed data networking equipment that enables networking service providers to transmit high volumes of information across their networks.

On February 16, 2006, Avici announced a plan to restructure its business and realign its cost structure to execute a focused strategy aimed at driving Avici toward profitability and positive cash flow. The restructuring plan included a workforce reduction, charges related to excess inventory and inventory related costs, asset impairment and other costs. Through March 31, 2007, the Company expects to record total restructuring charges of approximately $9.4 million, of which $6.7 million is cash based. In the first quarter of 2006 Avici recorded $6.7 million of these charges and expects to record the remaining $2.7 million, all of which are workforce related and cash based, in each of the subsequent four quarters ending March 31, 2007. In connection with this announcement Avici also indicated that, in conjunction with its investment bankers, it would evaluate further strategic alternatives that may include a further restructuring of the business.

Since our inception, we have incurred significant losses. As of March 31, 2006, we had an accumulated deficit of $431.0 million. We have not achieved profitability on a quarterly or an annual basis.

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

Revenue

We expect that in the foreseeable future, substantially all of our revenue will continue to depend on product sales to current customers, primarily AT&T, and a limited number of potential new customers.These customers are not contractually committed to purchase any minimum quantities of products from us.

In April 2003, we entered into a strategic relationship with Huawei. The agreement had no minimum purchase commitment and expired in April 2005.

In January 2004, we entered into a worldwide three-year strategic agreement with Nortel Networks (“Nortel”) to market, sell and support Avici’s carrier-class core routers as part of its converged network solutions based on Internet Protocol (IP) technology. The agreement has no minimum purchase commitment associated with it. Revenues under this agreement have been substantially lower than Avici had originally anticipated and, based on public announcements, we believe that Nortel’s strategy has subsequently shifted away from wire line data.

In September 2004, we amended our original procurement agreement with AT&T to extend through December 31, 2009. The agreement describes the conditions under which AT&T may purchase equipment and services from us. AT&T has the ability, but not the obligation to purchase equipment and services from us. The agreement has no minimum purchase commitment associated with it.

Common Stock Warrant Discount - Product

In January 2004, in connection with a three-year strategic OEM agreement with Nortel, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel achieves certain performance milestones. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and was being recorded as a reduction of revenue on a straight-line basis over three years. The unamortized balance of $1.6 million at March 31, 2006 was deemed impaired and was fully written off in the first quarter of 2006.

Cost of Revenue

Cost of Revenue - Product includes material cost, provision for warranty, rework, depreciation, routine provision for excess and obsolete inventory and in first quarter of 2006 a provision of $1.4 million directly associated with Avici’s restructuring decision. We outsource our manufacturing operations to contract manufacturers that assemble and test our products in accordance with our specifications. Accordingly, a significant portion of our product cost is material cost paid to these entities. Avici’s cost of revenue also includes overhead costs, primarily for material procurement associated with our manufacturing. Warranty costs and inventory provisions are expensed as cost of revenue-product.

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

Sales and Marketing

Sales and marketing expenses have consisted primarily of salaries and related employee costs, sales commissions, travel, public relations, training and other costs associated with marketing material and tradeshows. In the future, we expect sales and marketing expenses will decline as we refocus our strategy on a smaller group of less diversified customers.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel as well as professional and compliance related fees. In the future, we expect that employee related costs included in general and administrative expenses will decline as we resize those functions in support of the restructured business.

Restructuring and Impairment Charges

On February 16, 2006, Avici announced a plan to restructure its business and realign its cost structure to execute a focused strategy aimed at driving Avici toward profitability and positive cash flow. The restructuring plan included a workforce reduction, charges related to excess inventory and inventory related costs, asset impairment and other costs.

Through March 31, 2007, the Company expects to record total restructuring charges of approximately $9.4 million, of which $6.7 million is cash based. In the first quarter of 2006 Avici recorded $6.7 million of these charges and expects to record the remaining $2.7 million, all of which are workforce related and cash based, in each of the subsequent four quarters ending March 31, 2007 as follows: $1.1 million, $1.0 million, $0.4 million and $0.2 million, respectively.

Workforce reduction

The restructuring plan resulted in the reduction of more than 40% of the employee base of full-time and contract employees across all business functions and geographic regions. Avici expects to record $5.7 million of employee related charges, all of which are cash based. In the first quarter of 2006, $3.0 million was recorded and the remaining $2.7 million will be recorded through the first quarter of 2007 as described above. Avici expects to pay approximately $1.4 million through the end of the third quarter of 2006, $1.7 million in the fourth quarter of 2006 and $1.6 million in the first quarter of 2007.

Inventory and inventory related costs

Due to Avici’s strategy decision to focus on a select customer base, certain inventories, and related purchase commitments, were determined to be in excess of foreseeable usage. In the first quarter of 2006 Avici recorded a $1.4 million charge to cost of revenue - product to write-down the value of such excess inventory ($1.1 million) and accrue the cost of the non-cancelable inventory purchase commitments ($0.3 million).

Asset impairment

In January 2004, in connection with a three-year strategic OEM agreement with a channel partner, Avici issued a warrant to purchase 800,000 shares of Avici common stock as further described above. The fair value of the warrant was capitalized as contract distribution rights and was being amortized as a reduction of revenue on a straight-line basis over three years. As a result of Avici’s implementation of a revised customer strategy and recent public announcements by the channel partner of a strategic shift away from wire line data, Avici now anticipates minimal future revenue under this agreement. As a result, Avici determined that the unamortized balance of such contract distribution rights ($1.6 million) was impaired and wrote off such balance in the first quarter of 2006.

Other costs

Avici also recorded $0.7 million of other restructuring costs relating primarily to certain contract cancellations, legal and administrative expenses.

The restructuring and impairment charges recorded in the first quarter of 2006 and the reserve activity are summarized as follows:

	Total Restructuring Charge	Non-cash Charges	Payments	Accrual Balance at March 31, 2006
Workforce reduction	$3,026	$—	$1,037	$1,989
Asset impairment	1,580	1,580	—	—
Other costs	666	—	124	542

Restructuring and impairment charges	5,272	1,580	1,161	2,531
Inventory and inventory related costs recorded in cost of revenue - product	1,382	1,065	—	317

Total	$6,654	$2,645	$1,161	$2,848

Stock-based Compensation

Effective January 1, 2006, Avici adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to the first quarter of 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. Avici also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Avici elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior period presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. In the future Avici expects to record approximately $1.0 million of compensation expense related to nonvested stock options as of March 31, 2006 and such expense is expected to be recognized over a weighted-average period of approximately one year.

In 2004 and 2005, Avici granted an additional 120,000 and 172,000 shares, respectively, of performance-based restricted stock to certain key employees of the Company. The shares vest five years from the grant date. The value of the shares at the dates of grant was $1.3 million and $0.8 million for 2004 and 2005, respectively, and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the shorter of the expected performance period or the five year vesting period.

Critical Accounting Policies

Avici considers the following accounting policies related to revenue recognition, cost of revenue – service, inventory valuation, warranty liabilities, long-lived assets, and restructuring expenses to be critical accounting policies due to the estimation processes and judgments involved in each. Avici bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory Valuation

We value our inventory at the lower of the actual cost to purchase or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for potentially excess and obsolete inventory based primarily on our estimated forecast of product demand for up to the next twelve months. Demand for our products can fluctuate suddenly and significantly due to changes in economic and business conditions. A significant increase in demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand or change in strategy could result in an increase in the amount of excess inventory on hand and at suppliers. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory on hand and at suppliers. Therefore, although we endeavor the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

Long-lived Assets

We review property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate over the remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. We have recognized no material impairment adjustments related to our property, plant, and equipment. In the first quarter of 2006 we recorded a $1.6 million impairment charge against contract distribution rights in conjunction with restructuring actions. Deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

Restructuring and Impairment Charges

During the first quarter of fiscal 2006, Avici restructured its business and realigned its cost structure and expects to record total restructuring charges of approximately $9.4 million of which $6.7 million was recorded in the first quarter of 2006. The restructuring charges included a workforce reduction, charges related to excess inventory and inventory related costs, asset impairment and other costs. These restructuring activities required us to make numerous assumptions and estimates, including future employee retention rate, future revenue levels, product and customer mix and recoverability of intangible assets. The estimates and assumptions relating to the restructuring activities are continually monitored and evaluated, and if these estimates and assumptions change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring activities.

Stock-Based Compensation Expense

As of January 1, 2006, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

Results of Operations

Revenue

Total gross revenue increased $10.7 million to $21.4 million in the first quarter of 2006 from $10.7 million in the first quarter of 2005. Gross product revenue increased $10.8 million to $20.3 million in the first quarter of 2006 from $9.5 million in the first quarter of 2005. The increase in gross product revenue during the first quarter of 2006 was primarily due to a significant increase in product ordered from our primary customer AT&T as compared to the first quarter of 2005.

Net product revenue for the three months ended March 31, 2006 and 2005 reflects warrant amortization of $0.5 million. Service revenue decreased $0.1 million to $1.1 million in the first quarter of 2006 from $1.2 million in the first quarter of 2005. The decrease in service revenue was primarily due to lower pricing partially offset by higher a installed base of products.

During the three months ended March 31, 2006, the Company recognized 82% and 17% respectively of its gross revenue from two customers, AT&T and through our distribution partner Nortel, SURFnet. During the three months ended March 31, 2005, the Company recognized 92% of its gross revenue, from one customer, AT&T. For the full year 2005, AT&T accounted for 94% of its gross revenue.

Cost of Revenue

Total cost of revenue increased $4.8 million, including $1.4 million related to the write-off of certain inventory deemed to be in excess of future demand and resulting from Avici’s decision to shift its strategic direction, to $8.7 million in the first quarter of 2006 from $3.9 million in the first quarter of 2005. Excluding the impact of restructuring expenses in the first quarter of 2006, product cost of revenue was 35% and 37% of product net revenue in the first quarter of 2006 and 2005, respectively. The lower product cost of revenue as a percentage of product net revenue in the first quarter of 2006 as compared to the first quarter of 2005 was primarily due to significantly higher product volume in 2006 against a fixed warrant amortization amount in both periods.

As a result of Avici’s plan to refocus its strategy, we expect future revenues primarily from direct sales. Although we expect future product costs as a percent of net revenue to be consistent with the first quarter of 2006 excluding the impact of restructuring expenses, product cost of revenue as a percentage of product net revenue will continue to be affected by changes in direct versus channel sales, the mix of products sold, discounts and related pricing, changes in material costs, excess inventory and obsolescence charges and credits, warranty liability, changes in volume and pricing competition.

Service cost of revenue was 45% and 50% of service revenue in the first quarter of 2006 and 2005, respectively. The lower percentage in 2006 was primarily due to lower depreciation and labor costs in 2006.

Research and Development

Research and development expenses increased $1.0 million to $9.7 million for the first quarter of 2006 from $8.7 million for the first quarter of 2005. The increase in the first quarter of 2006 from the first quarter of 2005 was primarily due to an increase in labor and labor related expenses of $0.6 million. Such increase was due to deployment of additional resources primarily on a contract basis to support product innovation for existing and future products. Also contributing to the increase in the first quarter of 2006 was higher depreciation expense and higher stock-based compensation expense due to the adoption of SFAS 123R. Increases were partially offset by workforce reductions occurring late in the period. As a result of the restructuring and re-alignment of Avici’s cost structure and resulting workforce reduction, we expect future research and development expenses to decline as the full impact of the workforce reduction is achieved and as we focus on development aimed specifically at our target customer base partially offset by increase in stock-based compensation expenses associated with our SFAS 123R implementation in the first quarter of 2006.

Sales and Marketing

Sales and marketing expenses decreased $0.8 million to $1.5 million for the first quarter of 2006 from $2.3 million for the first quarter of 2005. The decrease in the first quarter of 2006 was due to lower labor and labor related expenses and lower travel expenses primarily due to the impact of the restructuring plan. In the future, we expect sales and marketing expenses to decline as we refocus our strategy on a smaller group of customers.

General and Administrative

General and administrative expenses increased $0.1 million to $1.4 million for the first quarter of 2006 from $1.3 million for the first quarter of 2005. The increase in the first quarter of 2006 was primarily due to higher stock-based compensation expense due to the adoption of SFAS 123R. In the future, we expect employee related costs will decline as the full benefit of the workforce reduction is realized, partially offset by increase in stock-based compensation expenses associated with our SFAS 123R implementation in the first quarter of 2006.

Interest Income, Net

Interest income was unchanged at $0.4 million for the first quarter of 2006 as compared to the first quarter of 2005.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, from the exercise of stock options by employees. From inception through March 31, 2006, we raised approximately $418.3 million from these equity offerings. During the first three months of 2006, we used $1.2 million in cash for operating activities, compared to $0.9 million used during the first three months of 2005. The increase in cash usage in the 2006 period as compared to the 2005 period was as a result of higher working capital requirements from payment of employee related restructuring costs. We expect that in the future, working capital requirements will fluctuate based on the timing of payments associated with remaining restructuring costs, the timing of customer orders, the related need to build inventory in anticipation of orders and actual shipment dates. In addition, we expect to selectively invest in infrastructure costs needed to support the scale of operations.

On February 16, 2006, Avici announced a plan to restructure its business. The restructuring plan included a workforce reduction, charges related to excess inventory and inventory related costs, asset impairment and other costs. Through March 31, 2007, the Company expects to record total restructuring charges of approximately $9.4 million, of which $6.7 million is cash based. In the first quarter of 2006 Avici recorded $6.7 million of these charges and expects to record the remaining $2.7 million, all of which are workforce related and cash based, in each of the subsequent four quarters ended March 31, 2007. Avici has paid $1.2 million of these costs in the first quarter of 2006 and expects to pay $3.9 million during the remainder of fiscal year 2006 and $1.6 million in the first quarter of 2007.

Purchases of equipment decreased $1.8 million to $0.7 million during the first three months of 2006 from $2.5 million for the same period in 2005. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect that capital expenditures will be between $4 million and $6 million in 2006. We expect that capital expenditure requirements may increase if product sales increase, creating a need for increased levels of test and management information systems equipment.

At March 31, 2006, we had cash and cash equivalents of $21.3 million and short-term marketable securities of $26.0 million totaling $47.3 million. In addition $1.0 million of cash is restricted since it is collateralized towards a letter of credit, which expires in the first quarter of 2007. We believe that our existing cash, cash equivalents and marketable securities will meet our normal operating and capital expenditure needs for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may also be required to enter into revised terms with key vendors, some of which could be less favorable to us. In February 2006, Avici entered into an arrangement with JPMorgan Chase Bank to maintain a $1.0 million letter of credit with Celestica Inc., Avici’s contract manufacturer. In connection with the letter of credit Avici has collateralized 100% of this letter of credit with cash, which will be restricted until the letter of credit expires in one year. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Contractual Obligations

At March 31, 2006 our contractual obligations, which consist entirely of contractual commitments for the restructuring plan, operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year	Restructuring Plan	Operating Leases	Inventory Purchase Commitment	Total
2006 (remainder of year)	$1,340	$860	$7,308	$9,508

2007	1,389	743	—	2,132

Thereafter	—	—	—	—

Total future contractual commitments	$2,729	$1,603	$7,308	$11,640

We expect to record as restructuring expenses approximately $2.7 million of the commitments associated with the restructuring plan during the subsequent four quarters ending March 31, 2007 as described above. Payments made under operating leases will be treated as rent expense for the facilities. We outsource the manufacture and assembly of our products. During the normal course of business, in order to maintain competitive lead times for customers and adequate supply of components, we enter into agreements with certain suppliers to procure inventory based upon criteria defined by us.

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Factors That May Affect Future Results

This Form 10 Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management’s plans and objectives for future operations, as well as statements regarding the strategy and plans of Avici. Our actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference or otherwise affect our future results of operations include the limited number of customers and products; the development of our direct sales capabilities and channel relationships; the success of our restructuring; risks associated with competition and competitive pricing pressures; our ability to stabilize revenues and manage costs; our ability to obtain component parts; our reliance on contract manufacturers and our ability to forecast manufacturing requirements; customer purchasing patterns and commitments; our being held liable for defects or errors in our products; the size, timing and recognition of revenue from customers; our ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and our ability to predict and respond to market developments; the failure to keep pace with the rapidly changing requirements of our customers; our ability to attract and retain key personnel; risks associated with international sales and operations; our ability to identify, acquire and integrate acquisition targets; the sufficiency of our intellectual property rights; our ability to obtain additional financing; any failure to comply with the internal control requirements of Sarbanes-Oxley; as well as risks of a downturn in economic conditions generally, and in the telecommunications industry specifically. For a more detailed description of the risk factors associated with Avici, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 15, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels March 31, 2006, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the Court held a fairness hearing on April 24, 2006, at which objections to the proposed settlement were heard. After the fairness hearing, the Court took under advisement whether to grant final approval to the proposed settlement.

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

AVICI SYSTEMS INC.

Date	May 5, 2006	By:	/s/ Paul F. Brauneis
Paul F. Brauneis Chief Financial Officer, Treasurer, Senior Vice President of Finance and Administration, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002