Form 10-Q
period 2006-06-30
AVICI SYSTEMS INC
filed 2006-08-07
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

At August 1, 2006 13,649,988 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

AVICI SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVICI SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$20,250	$2,973
Marketable securities	30,394	45,147
Trade accounts receivable, net	13,174	6,122
Inventories	3,978	8,172
Restricted cash	1,000	—
Prepaid expenses and other current assets	690	1,501

Total current assets	69,486	63,915

Property and equipment, net	7,436	9,306
Long-term marketable securities	1,000	2,099
Contract distribution rights	—	2,107
Other assets	243	243

Total assets	$78,165	$77,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,189	$7,340
Accrued payroll and payroll-related costs	2,395	2,514
Accrued restructuring expenses	2,113	—
Other accrued expenses	1,326	1,656
Deferred revenue	12,615	13,970

Total current liabilities	21,638	25,480

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized – 5,000,000 shares
Issued and outstanding – none	—	—
Common stock, $0.0001 par value:
Authorized – 250,000,000 shares
Issued– 13,904,107 shares at June 30, 2006 and 13,668,781 shares at December 31, 2005	1	1
Additional paid-in capital	475,532	474,976
Common stock warrants	6,321	6,321
Treasury stock, at cost – 493,098 shares and 492,150 shares at June 30, 2006 and December 31, 2005, respectively	(2,204)	(2,200)
Deferred compensation	—	(1,211)
Accumulated deficit	(423,123)	(425,697)

Total stockholders’ equity	56,527	52,190

Total liabilities and stockholders’ equity	$78,165	$77,670

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Product	$23,574	$10,460	$43,853	$19,985
Service	1,696	1,174	2,811	2,369

Total gross revenue	25,270	11,634	46,664	22,354
Common stock warrant discount - product	—	(527)	(527)	(1,054)

Net revenue	25,270	11,107	46,137	21,300

Cost of revenue – product(1)	6,373	3,077	14,614	6,363
Cost of revenue – service	446	536	952	1,129

Total cost of revenue	6,819	3,613	15,566	7,492

Gross margin	18,451	7,494	30,571	13,808

Operating expenses:
Research and development(2)	7,855	8,971	17,589	17,631
Sales and marketing(2)	920	2,191	2,387	4,501
General and administrative(2)	1,339	1,196	2,727	2,506
Restructuring and impairment charges	1,006	—	6,278	—

Total operating expenses	11,120	12,358	28,981	24,638

Income(loss) from operations	7,331	(4,864)	1,590	(10,830)
Other income	—	1,788	—	1,788
Interest income, net	565	395	984	758

Net income (loss)	$7,896	$(2,681)	$2,574	$(8,284)

Net income (loss) per common share:
Basic	$0.60	$(0.21)	$0.20	(0.64)

Diluted	$0.58	$(0.21)	$0.19	(0.64)

Weighted average common shares:
Basic	13,127,236	12,877,094	13,033,326	12,865,790

Diluted	13,615,522	12,877,094	13,395,486	12,865,790

(1) Includes restructuring related inventory charge recorded in the first quarter of 2006	$—	$—	$1,382	$—

(2) Includes non-cash, stock-based compensation expense, as follows:
Research and development	$54	$45	$383	$77
Sales and marketing	(21)	16	(60)	25
General and administration	3	19	158	33

	$36	$80	$481	$135

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income(loss)	$2,574	$(8,284)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	3,369	3,301
Impairment charge	1,580	—
Amortization of common stock warrants discount - product	527	1,054
Compensation expense associated with issuance of stock-based awards to employees	481	135

Changes in current assets and liabilities:
Trade accounts receivable	(7,052)	(944)
Inventories	4,327	2,333
Prepaid expenses and other current assets	811	309
Accounts payable	(4,151)	(2,630)
Accrued payroll and payroll related	(119)	1,169
Accrued restructuring expenses	2,113	—
Accrued other	(334)	(515)
Deferred revenue	(1,355)	695

Net cash provided by (used in) operating activities	2,771	(3,377)

Cash Flows from Investing Activities:
Maturity of marketable securities	34,640	37,566
Purchases of marketable securities	(18,788)	(41,988)
Increase in restricted cash	(1,000)	—
Purchases of property and equipment	(1,632)	(3,522)

Net cash provided by (used in) investing activities	13,220	(7,944)

Cash Flows from Financing Activities:
Proceeds from employee stock plans	59	86
Proceeds from exercise of options	1,231	104
Repurchase of common stock	(4)	(13)

Cash provided by financing activities	1,286	177

Net increase (decrease) in Cash and Cash Equivalents	17,277	(11,144)
Cash and Cash Equivalents, Beginning of Period	2,973	20,738

Cash and Cash Equivalents, End of Period	$20,250	$9,594

See accompanying notes.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except share and per share data)

NOTE 1. BASIS OF PRESENTATION

The unaudited financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (“Avici” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of Avici, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2006 and December 31, 2005 and the operating results and cash flows for the periods ended June 30, 2006 and 2005. These consolidated financial statements and notes should be read in conjunction with Avici’s consolidated audited financial statements and notes thereto for the year ended December 31, 2005, which appear in Avici’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2006.

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

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Beginning balance	$319	$540	$191	$569
Warranties issued during the period	207	174	458	461
Settlements made during the period	(183)	(304)	(306)	(620)

Ending balance	$343	$410	$343	$410

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

In connection with the preparation of Avici’s consolidated financial statements for the year ended December 31, 2005, Avici revised its designation of auction rate securities from cash equivalents to available-for-sale and reclassified prior year’s balances to reflect the Company’s intent with regard to those investments. Accordingly, Avici reclassified auction rate securities of $10.2 million and $1.9 million as of June 30, 2005 and December 31, 2004 respectively, from cash and cash equivalents to current marketable securities. Such reclassification has been reflected under cash used in or provided by investing activities in the consolidated statements of cash flows for the six months ended June 30, 2005. The designation of such securities as available-for-sale did not have any impact on comprehensive income since the auction rate securities had no unrealized gain or loss.

In February 2006, Avici entered into an arrangement with a bank to maintain a $1.0 million letter of credit favoring its contract manufacturer. In connection with the letter of credit, Avici has collateralized 100% of this letter of credit with cash, which will be restricted until the letter of credit expires in one year. The annual cost of the credit facility is 0.50% of the letter of credit amount.

Cash, cash equivalents and marketable securities consist of the following:

	June 30, 2006	December 31 2005
Cash and cash equivalents	$20,250	$2,973
Marketable securities	30,394	45,147
Restricted cash	1,000	—

Subtotal	51,644	48,120
Long-term marketable securities	1,000	2,099

Total	$52,644	$50,219

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

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30, 2006	December 31, 2005
Finished goods	$3,607	$7,962
Raw materials	371	210

	$3,978	$8,172

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

In the second quarter of 2006 Avici placed approximately $2.1 million end-of-life orders of certain key components from one supplier to fulfill requirements for the next several years. As this inventory purchase commitment is an estimate of long term use, Avici will periodically evaluate such orders for excess inventory based on forecast of product demand for such future periods and provide reserves when appropriate.

(g) Net Income (Loss) per Share

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and restricted common stock. Basic and diluted net loss per common share are the same for periods with net loss and all outstanding common stock options and unvested restricted stock have been excluded, as they are considered antidilutive. All outstanding common stock warrants have been excluded for all periods presented as they are considered antidilutive.

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per common share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method.

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

(i) Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. Avici has determined that it conducts its operations in one segment. During the six months ended June 30, 2006 and 2005, the Company recognized 90% and 95%, respectively, of its gross revenue from one customer, namely AT&T. For the full year 2005, AT&T accounted for 94% of Avici’s gross revenue.

(j) Stock-Based Compensation

Effective January 1, 2006, Avici adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to the first quarter of 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. Avici also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Avici elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior period presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

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

Three and six months ended June 30, 2006
Risk-free interest rate	4.89%
Expected dividend yield	—
Expected life	3.52 years
Expected volatility	73%
Weighted average fair value per share of options granted	$3.34

Avici did not recognize compensation expense under APB 25 for employee stock options for the three and six months ended June 30, 2005, since the exercise price of the Avici’s employee stock option awards equaled the market price of the underlying stock on the date(s) of grant. The following table illustrates the effects on net loss and net loss per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss, as reported	$(2,681)	$(8,284)
Deduct: Stock-based employee compensation expense included in reported net loss	80	135
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(173)	(544)

Pro forma net loss	$(2,774)	$(8,693)

Basic and diluted net loss per share:
As reported	$(0.21)	$(0.64)
Pro forma	$(0.22)	$(0.68)

The fair value of each option grant for the 2005 periods included in the above table was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.50-4.43%
Expected dividend yield	—
Expected life	4.0 years
Expected volatility	80%

In 2004, 2005 and 2006, Avici granted an additional 120,000, 172,000 and 50,000 shares, respectively, of performance-based restricted stock to certain key employees of the Company. The shares vest no later than five years from the grant date. The value of the shares at the dates of grant was $1.3 million, $0.8 million and $0.3 for 2004, 2005 and 2006, respectively, and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the shorter of the expected performance period or the five year vesting period. Associated with these grants, Avici recorded expense of $0.4 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006 and 2005 Avici recorded expense of $0.5 million and $0.1 million, respectively.

The following table summarizes stock option activity under all of Avici’s stock plans since December 31, 2005:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding, December 31, 2005	2,847,293	$0.40-128.00	$8.65
Granted	524,500	5.73-6.52	6.01
Exercised	(261,042)	2.00-8.00	4.71
Forfeited—Cancelled	(562,239)	3.49-128.00	8.98

Outstanding, June 30, 2006	2,548,512	$0.40-128.00	$8.45

Exercisable, June 30, 2006	1,443,434		$10.45

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.40	86	0.0	$0.40	86	$0.40
2.48-3.67	238,936	5.9	3.49	183,167	3.49
3.76-5.40	682,163	8.5	4.55	265,357	4.52
5.73-8.40	1,119,591	7.3	6.91	587,222	7.63
8.60-12.00	219,274	7.5	10.61	123,693	10.61
13.32-18.84	205,236	2.0	16.29	202,871	16.31
20.68-26.04	22,600	5.6	23.15	20,412	23.27
32.00-48.00	24,126	4.3	39.51	24,126	39.51
54.80-75.50	25,500	3.2	63.64	25,500	63.64
100.00-100.00	11,000	3.9	100.00	11,000	100.00

$0.40-100.00	2,548,512	7.0	$8.45	1,443,434	$10.45

The aggregate intrinsic value of outstanding options as of June 30, 2006 was $1.4 million, of which $0.8 million were vested. The intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0.8 million for both periods.

The following table summarizes Avici’s nonvested stock option activity since December 31, 2005:

	Number of shares	Weighted Average Grant Date Fair Value [open]
Nonvested at December 31, 2005	1,232,652	$3.45
Granted	524,500	$3.34
Vested	(384,869)	$3.38
Forfeited	(267,205)	$3.48

Nonvested at June 30, 2006	1,105,078	$3.41

As of June 30, 2006, there was approximately $2.0 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of less than one year.

NOTE 3. COMMON STOCK WARRANT DISCOUNT - PRODUCT

In January 2004, in connection with a three-year strategic OEM agreement with a channel partner, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides the channel partner with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if certain performance milestones are achieved. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and was being recorded as a reduction of revenue on a straight-line basis over three years. The unamortized balance was deemed impaired and was fully written off in the first quarter of 2006, as further described in Note 4.

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

Through March 31, 2007, the Company expects to record total restructuring charges of approximately $9.3 million, of which $6.6 million is cash based. In the first six months of 2006 Avici recorded $7.7 million of these charges, including $1.0 million in the second quarter of 2006, and expects to record the remaining $1.6 million, all of which are workforce related and cash based, in each of the subsequent three quarters ending March 31, 2007 as follows: $1.0 million, $0.4 million and $0.2 million, respectively.

Workforce reduction

The restructuring plan resulted in the reduction of more than 40% of the employee base of full-time and contract employees across all business functions and geographic regions. Avici expects to record $5.6 million of employee related charges, all of which are cash based. In the first six months of 2006, $4.0 million was recorded and the remaining $1.6 million will be recorded through the first quarter of 2007 as described above. Avici expects to pay approximately $0.3 million in the third quarter of 2006, $1.5 million in the fourth quarter of 2006 and $1.6 million in the first quarter of 2007.

Inventory and inventory related costs

Due to Avici’s strategy decision to focus on a select customer base, certain inventories, and related purchase commitments, were determined to be in excess of foreseeable usage. In the first quarter of 2006 Avici recorded a $1.4 million charge to cost of revenue - product to write-down the value of such excess inventory ($1.1 million) and accrued the cost of the non-cancelable inventory purchase commitments ($0.3 million).

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

Other costs

Avici also recorded $0.7 million of other restructuring costs relating primarily to certain contract cancellations, legal and administrative expenses.

The restructuring charges recorded in the first six months of 2006 and the reserve activity are summarized as follows:

	Total Restructuring Charge	Non-cash Charges	Payments	Accrual Balance at June 30, 2006
Workforce reduction	$4,032	$—	$2,208	$1,824
Asset impairment	1,580	1,580	—	—
Other costs	666	—	537	129

Restructuring and impairment charges	6,278	1,580	2,745	1,953
Inventory and inventory related costs recorded in cost of revenue - product	1,382	1,065	157	160

Total	$7,660	$2,645	$2,902	$2,113

In connection with the restructuring, Avici continues to evaluate its commercial relationships with certain customers, vendors, and distributors. The outcome of such evaluation could have a negative impact on Avici’s financial position and results of operations. Specifically, Avici may incur additional claims, costs or expenses or may be required to provide additional reserves against certain inventories or accounts receivable in connection with such evaluation. As of June 30, 2006, Avici has not established any reserves or accruals related to these matters and will do so only if and when such loss is probable and estimable.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this Report on Form 10-Q constitute forward-looking statements that involve risks and uncertainties. Avici’s actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including without limitation those discussed under the caption “ Risk Factors” included in Avici’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 15, 2006 and elsewhere herein. Forward-looking statements include statements regarding the future or Avici’s expectations, beliefs, intentions or strategies regarding the future and may be identified by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” and similar expressions. There may be events in the future that could affect these matters.

Overview

Avici Systems provides high-speed data networking equipment that enables networking service providers to transmit high volumes of information across their networks.

On February 16, 2006, Avici announced a plan to restructure its business and realign its cost structure to execute a focused strategy aimed at driving Avici toward profitability and positive cash flow. The restructuring plan included a workforce reduction, charges related to excess inventory and inventory related costs, asset impairment and other costs. Through March 31, 2007, the Company expects to record total restructuring charges of approximately $9.3 million, of which $6.6 million is cash based. In the first six months of 2006 Avici recorded $7.7 million of these charges and expects to record the remaining $1.6 million, all of which are workforce related and cash based, in each of the subsequent three quarters ending March 31, 2007. In connection with this announcement Avici also indicated that, in conjunction with its investment bankers, it would evaluate further strategic alternatives that may include a further restructuring of the business.

Since our inception, we have incurred significant losses. As of June 30, 2006, we had an accumulated deficit of $423.1 million and recorded our first net income during the second quarter of 2006.

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

Common Stock Warrant Discount - Product

In January 2004, in connection with a three-year strategic OEM agreement with Nortel, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel achieves certain performance milestones. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and was being recorded as a reduction of revenue on a straight-line basis over three years. The unamortized balance was deemed impaired and was fully written off in the first quarter of 2006, as further described below under Restructuring and Impairment Charges.

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

Sales and Marketing

Sales and marketing expenses have consisted primarily of salaries and related employee costs, sales commissions, travel, public relations, training and other costs associated with marketing material and tradeshows. We expect sales and marketing expenses to continue at the current quarterly rate of spending as we continue to refocus our strategy on a smaller group of less diversified customers.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel as well as professional and compliance related fees. We expect general and administrative expenses to continue at the current quarterly rate of spending.

Restructuring and Impairment Charges

On February 16, 2006, Avici announced a plan to restructure its business and realign its cost structure to execute a focused strategy aimed at driving Avici toward profitability and positive cash flow. The restructuring plan included a workforce reduction, charges related to excess inventory and inventory related costs, asset impairment and other costs.

Through March 31, 2007, the Company expects to record total restructuring charges of approximately $9.3 million, of which $6.6 million is cash based. In the first six months of 2006 Avici recorded $7.7 million of these charges, including $1.0 million in the second quarter of 2006, and expects to record the remaining $1.6 million, all of which are workforce related and cash based, in each of the subsequent three quarters ending March 31, 2007 as follows: $1.0 million, $0.4 million and $0.2 million, respectively.

Workforce reduction

The restructuring plan resulted in the reduction of more than 40% of the employee base of full-time and contract employees across all business functions and geographic regions. Avici expects to record $5.6 million of employee related charges, all of which are cash based. In the first six months of 2006, $4.0 million was recorded and the remaining $1.6 million will be recorded through the first quarter of 2007 as described above. Avici expects to pay approximately $0.3 million in the third quarter of 2006, $1.5 million in the fourth quarter of 2006 and $1.6 million in the first quarter of 2007.

Inventory and inventory related costs

Due to Avici’s strategy decision to focus on a select customer base, certain inventories, and related purchase commitments, were determined to be in excess of foreseeable usage. In the first quarter of 2006 Avici recorded a $1.4 million charge to cost of revenue - product to write-down the value of such excess inventory ($1.1 million) and accrued the cost of the non-cancelable inventory purchase commitments ($0.3 million).

Asset impairment

In January 2004, in connection with a three-year strategic OEM agreement with a channel partner, Avici issued a warrant to purchase 800,000 shares of Avici common stock as further described in Common Stock Warrant Discount - Product above. The fair value of the warrant was capitalized as contract distribution rights and was being amortized as a reduction of revenue on a straight-line basis over three years. As a result of Avici’s implementation of a revised customer strategy and recent public announcements by the channel partner of a strategic shift away from wire line data, Avici now anticipates minimal future revenue under this agreement. As a result, Avici determined that the unamortized balance of such contract distribution rights ($1.6 million) was impaired and wrote off such balance in the first quarter of 2006.

Other costs

Avici also recorded $0.7 million of other restructuring costs relating primarily to certain contract cancellations, legal and administrative expenses.

The restructuring charges recorded in the first six months of 2006 and the reserve activity are summarized as follows:

	Total Restructuring Charge	Non-cash Charges	Payments	Accrual Balance at June 30, 2006
Workforce reduction	$4,032	$—	$2,208	$1,824
Asset impairment	1,580	1,580	—	—
Other costs	666	—	537	129

Restructuring and impairment charges	6,278	1,580	2,745	1,953
Inventory and inventory related costs recorded in cost of revenue - product	1,382	1,065	157	160

Total	$7,660	$2,645	$2,902	$2,113

In connection with the restructuring, Avici continues to evaluate its commercial relationships with certain customers, vendors, and distributors. The outcome of such evaluation could have a negative impact on Avici’s financial position and results of operations. Specifically, Avici may incur additional claims, costs or expenses or may be required to provide additional reserves against certain inventories or accounts receivable in connection with such evaluation. As of June 30, 2006, Avici has not established any reserves or accruals related to these matters and will do so only if and when such loss is probable and estimable.

Stock-based Compensation

Effective January 1, 2006, Avici adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to the first quarter of 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. Avici also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Avici elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior period presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. In the future Avici expects to record approximately $2.0 million of compensation expense related to nonvested stock options as of June 30, 2006 and such expense is expected to be recognized over a weighted-average period of less than one year.

In 2004, 2005 and 2006, Avici granted an additional 120,000, 172,000 and 50,000 shares, respectively, of performance-based restricted stock to certain key employees of the Company. The shares vest no later than five years from the grant date. The value of the shares at the dates of grant was $1.3 million, $0.8 million and $0.3 for 2004, 2005 and 2006, respectively, and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the shorter of the expected performance period or the five year vesting period.

Critical Accounting Policies

Avici considers the following accounting policies related to revenue recognition, cost of revenue – service, inventory valuation, warranty liabilities, long-lived assets, restructuring and impairment charges and stock-based compensation to be critical accounting policies due to the estimation processes and judgments involved in each. Avici bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory Valuation

We value our inventory at the lower of the actual cost to purchase or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for potentially excess and obsolete inventory based primarily on our estimated forecast of product demand for up to the next twelve months. When we place end-of-life orders we review the recovery of such components against the expected future revenue over several years. Demand for our products can fluctuate suddenly and significantly due to changes in economic and business conditions. A significant increase in demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand or change in strategy could result in an increase in the amount of excess inventory on hand and at suppliers. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory on hand and at suppliers. Therefore, although we endeavor the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

Restructuring and Impairment Charges

During the first quarter of fiscal 2006, Avici restructured its business and realigned its cost structure and expects to record total restructuring charges of approximately $9.3 million of which $7.7 million was recorded in the first six months of 2006. The restructuring charges included a workforce reduction, charges related to excess inventory and inventory related costs, asset impairment and other costs. These restructuring activities required us to make numerous assumptions and estimates, including future employee retention rate, future revenue levels, product and customer mix and recoverability of intangible assets. The estimates and assumptions relating to the restructuring activities are continually monitored and evaluated, and if these estimates and assumptions change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring activities.

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

Results of Operations

Revenue

Total gross revenue increased $13.7 million to $25.3 million in the second quarter of 2006 from $11.6 million in the second quarter of 2005. Total gross revenue increased $24.3 million to $46.7 million in the first six months in 2006 from $22.4 million for the same period in 2005.

Gross product revenue increased $13.1 million to $23.6 million in the second quarter of 2006 from $10.5 million in the second quarter of 2005. Gross product revenue increased $23.9 million to $43.9 million in the first six months in 2006 from $20.0 million for the same period in 2005. The increase in gross product revenue during the three and six month periods in 2006 was primarily due to a significant increase in the volume of product ordered from our primary customer as compared to the same periods in 2005.

Service revenue increased $0.5 million to $1.7 million in the second quarter of 2006 from $1.2 million in the second quarter of 2005. Service revenue increased $0.4 million to $2.8 million for the first six months in 2006 from $2.4 million for the same period in 2005. The increase in service revenue in the second quarter and first six months was primarily due to a higher installation and training revenue coupled with larger installed base of products.

During the six months ended June 30, 2006, the Company recognized 90% of its gross revenue from one customer, AT&T. During the six months ended June 30, 2005, the Company recognized 95% of its gross revenue, from one customer, AT&T. For the full year 2005, AT&T accounted for 94% of Avici’s gross revenue.

Cost of Revenue

Total cost of revenue increased $3.2 million to $6.8 million in the second quarter of 2006 from $3.6 million in the second quarter of 2005. Total cost of revenue increased $8.1 million to $15.6 million for the first six months in 2006 from $7.5 million for the same period in 2005. Product cost of revenue was 27% and 29% of gross product revenue in the second quarter of 2006 and 2005, respectively. Excluding the impact of restructuring expenses in the first quarter of 2006, product cost of revenue was 30% and 32% of gross product revenue for the first six months in 2006 and 2005, respectively. The lower product cost of revenue as a percentage of gross product revenue in the 2006 periods as compared to the 2005 periods was primarily due to certain fixed costs spread over a significantly higher product volume in 2006.

As a result of Avici’s plan to refocus its strategy, we expect future revenues primarily from direct sales. We expect future product costs as a percent of gross revenue will continue to be affected by changes in direct versus channel sales, the mix of products sold, discounts and related pricing, changes in material costs, excess inventory and obsolescence charges and credits, warranty liability, changes in volume and pricing competition.

Service cost of revenue was 26% and 46% of service revenue in the second quarter of 2006 and 2005, respectively. Service cost of revenue was 34% and 48% of service revenue in the first six months of 2006 and 2005, respectively. The lower percentage in 2006 was due to lower depreciation and labor costs and higher volume in 2006.

Research and Development

Research and development expenses decreased $1.1 million to $7.9 million for the second quarter of 2006 from $9.0 million for the second quarter of 2005. Research and development expenses were unchanged at $17.6 million for the first six months of 2006 compared to the same period in 2005. The decrease in the second quarter of 2006 from the second quarter of 2005 was primarily due to a decrease in labor and labor related expenses of $1.2 million due to the workforce reductions associated with the restructuring, partially offset by an increase in project and project related expenses. Research and development expenses for the six month periods remained unchanged however, labor and labor related costs decreased in the 2006 period fully off set by an increase in project and project related expenses and depreciation expenses as compared to the comparable 2005 period.

Sales and Marketing

Sales and marketing expenses decreased $1.3 million to $0.9 million for the second quarter of 2006 from $2.2 million for the second quarter of 2005. Sales and marketing expenses decreased $2.1 million to $2.4 million for the first six months of 2006 from $4.5 million for the same period in 2005. The decrease in the 2006 periods was due to lower labor and labor related expenses and lower travel expenses primarily due the workforce reductions associated with the restructuring plan.

General and Administrative

General and administrative expenses increased $0.1 million to $1.3 million for the second quarter of 2006 from $1.2 million for the second quarter of 2005. General and administrative expenses increased $0.2 million to $2.7 million for the first six months of 2006 from $2.5 million for the same period in 2005. The increase in the 2006 periods was primarily due to higher stock-based compensation expense due to the adoption of SFAS 123R coupled with higher revenue based incentive compensation.

Interest Income, Net

Interest income increased $0.2 million to $0.6 million for the second quarter of 2006 from $0.4 million for the second quarter of 2005. Interest income increased $0.2 million to $1.0 million in the first six months of 2006 from $0.8 million for the same period in 2005. The increase in the 2006 periods was primarily due to higher yields.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, from the exercise of stock options by employees. From inception through June 30, 2006, we raised approximately $419.5 million from these equity offerings. During the first six months of 2006, we generated $2.8 million in cash from operating activities, compared to $3.4 million used in the 2005 period. The increase in cash from operations in 2006 is primarily due to higher net income before non-cash expenses partially offset by higher working capital requirements. We expect that in the future, working capital requirements will fluctuate based on the timing of payments associated with remaining restructuring costs, the timing of customer orders, the related need to build inventory in anticipation of orders and actual shipment dates. In addition, we expect to selectively invest in infrastructure costs needed to support the scale of operations.

On February 16, 2006, Avici announced a plan to restructure its business. The restructuring plan included a workforce reduction, charges related to excess inventory and inventory related costs, asset impairment and other costs. Through June 30, 2007, the Company expects to record total restructuring charges of approximately $9.3 million, of which $6.6 million is cash based. In the first six months of 2006 Avici recorded $7.7 million of these charges and expects to record the remaining $1.6 million, all of which are workforce related and cash based, in each of the subsequent three quarters ended March 31, 2007. Avici has paid $2.9 million of these costs in the first six months of 2006 and expects to pay $2.1 million during the remainder of fiscal year 2006 and $1.6 million in the first quarter of 2007.

Purchases of equipment decreased $1.9 million to $1.6 million during the first six months of 2006 from $3.5 million for the same period in 2005. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect that capital expenditures will be between $2 million and $5 million during the remainder of 2006. We expect that capital expenditure requirements may increase if product sales increase, creating a need for increased levels of test and management information systems equipment.

At June 30, 2006, we had cash and cash equivalents of $20.2 million, short-term marketable securities of $30.4 million, and long-term marketable securities of $1.0 million totaling $51.6 million. In addition $1.0 million of cash is restricted since it is collateralized towards a letter of credit, which expires in the first quarter of 2007. We believe that our existing cash, cash equivalents and marketable securities will meet our normal operating and capital expenditure needs for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may also be required to enter into revised terms with key vendors, some of which could be less favorable to us. In February 2006, Avici entered into an arrangement with a bank to maintain a $1.0 million letter of credit favoring its contract manufacturer. In connection with the letter of credit Avici has collateralized 100% of this letter of credit with cash, which will be restricted until the letter of credit expires in one year. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Contractual Obligations

At June 30, 2006 our contractual obligations, which consist entirely of contractual commitments for the restructuring plan, operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year	Restructuring Plan	Operating Leases	Inventory Purchase Commitment	Total
2006 (remainder of year)	$598	$557	$13,651	$14,806
2007	983	743	—	1,726
Thereafter	—	—	—	—

Total future contractual commitments	$1,581	$1,300	$13,651	$16,532

We expect to record as restructuring expenses approximately $1.6 million of the commitments associated with the restructuring plan during the subsequent three quarters ending March 31, 2007 as described above. Payments made under operating leases will be treated as rent expense for the facilities. We outsource the manufacture and assembly of our products. During the normal course of business, in order to maintain competitive lead times for customers and adequate supply of components, we enter into agreements with certain suppliers to procure inventory based upon criteria defined by us. In the second quarter of 2006 Avici placed approximately $2.1 million end-of-life orders of certain key components from one supplier to fulfill requirements for the next several years. As this inventory purchase commitment is an estimate of long term use, Avici will periodically evaluate such orders for excess inventory based on forecast of product demand for such future periods and provide reserves where appropriate.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Factors That May Affect Future Results

This Form 10 Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management’s expectations for future operations, financial position and operating results, as well as statements regarding the strategy, plans and objectives of Avici. Our actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference or otherwise affect our future results of operations include the limited number of customers and products; developments with our primary customer’s business, networks and multi-vendor relationships; the development of our direct sales capabilities and channel relationships; the success of our restructuring; risks associated with competition and competitive pricing pressures; our ability to stabilize revenues and manage costs; our ability to obtain component parts; our reliance on contract manufacturers and our ability to forecast manufacturing requirements; customer purchasing patterns and commitments; our being held liable for defects or errors in our products; the size, timing and recognition of revenue from customers; our ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and our ability to predict and respond to market developments; the failure to keep pace with the rapidly changing requirements of our customers; our ability to attract and retain key personnel; risks associated with international sales and operations; our ability to identify, acquire and integrate acquisition targets; the sufficiency of our intellectual property rights; our ability to obtain additional financing; any failure to comply with the internal control requirements of Sarbanes-Oxley; as well as risks of a downturn in economic conditions generally, and in the telecommunications industry specifically. For a more detailed description of the risk factors associated with Avici, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 15, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, and state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels June 30, 2006, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

ITEM 1A: RISK FACTORS

Our Company, business and operations are subject to a number of risks and uncertainties, as described more particularly in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (our “2005 Form 10-K”). We have updated the following risk factors to supplement those contained in the 2005 Form 10-K.

We are reliant on our major customer AT&T and we expect that substantially all of our revenues will be generated from AT&T and, to a lesser extent, a limited number of other networking service providers. Our revenues will not grow if our products are not selected for or do not successfully pass field trial tests, or are not increasingly deployed in customer networks.

We currently have a limited number of customers. AT&T accounted for 90% and 95% of our gross revenue in the six months ended June 30, 2006 and 2005, respectively. AT&T accounted for 94%, 60% and 82% of our gross revenue in 2005, 2004 and 2003 respectively. In 2004, Huawei and Nortel accounted for 27% and 12%, respectively, of our gross revenue. We expect that in the foreseeable future substantially all of our revenues will continue to depend on sales of our products to our major customer AT&T and, to a lesser extent, a limited number of other customers and we have adjusted our corporate strategy to focus our efforts on a target customer base, particularly AT&T, and core product functionalities. Our agreement with AT&T does not require AT&T to purchase any minimum commitment from us. We generally have limited ability to forecast the volume, mix or timing of orders from AT&T beyond the current quarter due to, among other things, supply chain dynamics as well as limited visibility on the network traffic and capacity demands on our customer. In addition, our business will be affected by shifts in the nature and architecture of our customer’s networks, consolidation by our customer, and the emergence of multiple customer networks in a multi-vendor environment. Any shift by AT&T to networks or architectures less reliant on our products could adversely affect our business. The loss of or reduction in business from AT&T or any other customer could materially reduce our revenue and cash flow, and adversely affect our ability to achieve and maintain profitability.

On November 18, 2005, AT&T completed its merger with SBC Communications. This development gives rise to new opportunities and risks as our major customer experiences changes associated with integrating two businesses. We will need to build on our existing relationships at AT&T, build new relationships, address competitive challenges and adapt our product development and customer service activities to meet the needs of the resulting entity. In addition, other acquisitions and consolidations involving AT&T, such as AT&T’s pending acquisition of BellSouth and Cingular Wireless, will provide additional challenges for our business.

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

We have announced a plan to restructure our business to focus our efforts on our core customers and core functionalities. The benefits of this restructuring are expected to be significant performance improvements and cost savings. However, there is no way to gauge the actual impact of the restructuring or the amount and timing of either the performance improvements or the cost savings. In addition, the restructuring will result in significant charges and a reduction in our staff and capabilities in key areas such as sales and marketing, product development and engineering and international operations. Because of this, the restructuring may not produce immediate results on our financial indicators and may cause the trading price of our common stock to decrease materially. Further, in connection with the restructuring we continue to evaluate our commercial relationships with certain of our customers, distributors and vendors, and the outcome of any such evaluation could have a negative impact on our business, financial position and results of operations. In connection with this evaluation we may face claims, costs or expenses beyond our current restructuring charges.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Avici’s annual meeting of stockholders held on May 24, 2006, Avici’s stockholders took the following actions:

1.	Avici stockholders elected the following nominee to serve for a three-year term as a Class III Director and until his successor is elected and appointed:

Nominee	For	Withheld
William J. Leighton	9,842,788	36,881

The other directors of Avici whose terms continued after the 2006 Annual Meeting are William Ingram, Robert P. Schechter and Richard T. Liebhaber.

2.	Avici stockholders ratified the appointment of Ernst & Young LLP, independent registered public accounting firm, as Avici’s independent auditors for the fiscal year ending December 31, 2006 by the following vote:

For	Against	Abstention	Broker Non-Votes
9,843,004	27,556	9,109	0

ITEM 6. EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit Description

10.1	2006 Retention Bonus Agreement between the Registrant and T.S. Ramesh

10.2	2006 Severance Pay Agreement between the Registrant and T.S. Ramesh

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVICI SYSTEMS INC.

Date August 4, 2006	By:	/s/ T.S. Ramesh
T.S. Ramesh Vice President of Finance and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	2006 Retention Bonus Agreement between the Registrant and T.S. Ramesh

10.2	2006 Severance Pay Agreement between the Registrant and T.S. Ramesh

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002