Form 10-Q
period 2006-09-30
AVICI SYSTEMS INC
filed 2006-11-07
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At November 3, 2006, 13,850,405 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

AVICI SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVICI SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$31,710	$2,973
Marketable securities	24,971	45,147
Trade accounts receivable, net	2,590	6,122
Inventories	6,185	8,172
Restricted cash	1,000	—
Prepaid expenses and other current assets	3,190	1,501

Total current assets	69,646	63,915
Property and equipment, net	6,272	9,306
Long-term marketable securities	5,963	2,099
Contract distribution rights	—	2,107
Other assets	—	243

Total assets	$81,881	$77,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,814	$7,340
Accrued payroll and payroll-related costs	1,960	2,514
Accrued restructuring expenses	2,969	—
Other accrued expenses	1,994	1,656
Deferred revenue	9,937	13,970

Total current liabilities	19,674	25,480

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized – 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.0001 par value: Authorized – 250,000,000 shares Issued– 14,351,774 shares at September 30, 2006 and 13,668,781 shares at December 31, 2005	1	1
Additional paid-in capital	478,640	474,976
Common stock warrants	6,321	6,321
Treasury stock, at cost – 511,489 shares and 492,150 shares at September 30, 2006 and December 31, 2005, respectively	(2,355)	(2,200)
Deferred compensation	—	(1,211)
Accumulated deficit	(420,400)	(425,697)

Total stockholders’ equity	62,207	52,190

Total liabilities and stockholders’ equity	$81,881	$77,670

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Product	$18,526	$7,563	$62,379	$27,548
Service	1,677	1,170	4,488	3,539

Total gross revenue	20,203	8,733	66,867	31,087
Common stock warrant discount - product	—	(527)	(527)	(1,581)

Net revenue	20,203	8,206	66,340	29,506

Cost of revenue – product (1)	7,790	3,073	22,404	9,436
Cost of revenue – service	450	515	1,402	1,644

Total cost of revenue	8,240	3,588	23,806	11,080

Gross margin	11,963	4,618	42,534	18,426

Operating expenses:
Research and development (2)	6,863	9,479	24,452	27,110
Sales and marketing (2)	809	2,355	3,196	6,856
General and administrative (2)	1,414	1,060	4,141	3,566
Restructuring and impairment charges	844	—	7,122	—

Total operating expenses	9,930	12,894	38,911	37,532

Income(loss) from operations	2,033	(8,276)	3,623	(19,106)
Other income	—	—	—	1,788
Interest income, net	690	508	1,674	1,266

Net income (loss)	$2,723	$(7,768)	$5,297	$(16,052)

Net income (loss) per common share:
Basic	$0.20	$(0.60)	$0.40	(1.25)

Diluted	$0.20	$(0.60)	$0.39	(1.25)

Weighted average common shares:
Basic	13,480,604	12,902,245	13,182,418	12,877,941

Diluted	13,961,569	12,902,245	13,584,180	12,877,941

(1) Includes inventory and inventory related charges associated with restructuring	$1,712	$—	$3,094	$—

(2) Includes non-cash, stock-based compensation expense, as follows:
Research and development	$284	$51	667	$127
Sales and marketing	77	19	17	45
General and administration	302	(10)	460	23

	$663	$60	$1,144	$195

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income(loss)	$5,297	$(16,052)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities – Depreciation and amortization	4,911	5,014
Impairment charge	1,580
Amortization of common stock warrants discount - product	527	1,581
Compensation expense associated with issuance of stock-based awards to employees	1,144	195

Changes in current assets and liabilities:
Trade accounts receivable	3,532	2,041
Inventories	2,120	1,621
Prepaid expenses and other current assets	(1,446)	17
Accounts payable	(4,526)	(1,013)
Accrued payroll and payroll related	(554)	470
Accrued restructuring expenses	2,969	—
Accrued other	352	(161)
Deferred revenue	(4,033)	4,408

Net cash provided by (used in) operating activities	11,873	(1,879)

Cash Flows from Investing Activities:
Maturity of marketable securities	47,871	48,100
Purchases of marketable securities	(31,559)	(50,788)
Increase in restricted cash	(1,000)
Purchases of property and equipment	(2,010)	(5,279)

Net cash provided by (used in) investing activities	13,302	(7,967)

Cash Flows from Financing Activities:
Proceeds from employee stock purchase plan	59	86
Proceeds from exercise of options	3,658	140
Repurchase of common stock	(155)	(13)

Cash provided by financing activities	3,562	213

Net increase (decrease) in Cash and Cash Equivalents	28,737	(9,633)

Cash and Cash Equivalents, Beginning of Period	2,973	20,738

Cash and Cash Equivalents, End of Period	$31,710	$11,105

See accompanying notes.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except share and per share data)

NOTE 1. BASIS OF PRESENTATION

The unaudited financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (“Avici” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of Avici, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2006 and December 31, 2005 and the operating results and cash flows for the periods ended September 30, 2006 and 2005. These consolidated financial statements and notes should be read in conjunction with Avici’s consolidated audited financial statements and notes thereto for the year ended December 31, 2005, which appear in Avici’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2006.

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

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Beginning balance	$343	$410	$191	$569
Warranties issued during the period	129	120	587	581
Settlements made during the period	(186)	(213)	(492)	(833)

Ending balance	$286	$317	$286	$317

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

In connection with the preparation of Avici’s consolidated financial statements for the year ended December 31, 2005, Avici revised its designation of auction rate securities from cash equivalents to available-for-sale and reclassified prior year’s balances to reflect the Company’s intent with regard to those investments. Accordingly, Avici reclassified auction rate securities of $3.5 million and $1.9 million as of September 30, 2005 and December 31, 2004 respectively, from cash and cash equivalents to current marketable securities. Such reclassification has been reflected under cash used in or provided by investing activities in the consolidated statements of cash flows for the nine months ended September 30, 2005. The designation of such securities as available-for-sale did not have any impact on comprehensive income since the auction rate securities had no unrealized gain or loss.

In February 2006, Avici entered into an arrangement with a bank to maintain a $1.0 million letter of credit favoring its contract manufacturer. In connection with the letter of credit, Avici has collateralized 100% of this letter of credit with cash, which will be restricted until the letter of credit expires in the first quarter of 2007. The annual cost of the credit facility is 0.50% of the letter of credit amount.

Cash, cash equivalents and marketable securities consist of the following:

	September 30, 2006	December 31 2005
Cash and cash equivalents	$31,710	$2,973
Marketable securities	24,971	45,147
Restricted cash	1,000	—

Subtotal	57,681	48,120
Long-term marketable securities	5,963	2,099

Total	$63,644	$50,219

(e) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, including certain allocations of costs and recoverability of inventory, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2006	December 31, 2005
Finished goods	$6,048	$7,962
Raw materials	137	210

	$6,185	$8,172

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

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per common share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated, based on the average share price for each fiscal period using the treasury stock method.

(h) Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances involving non-owner sources. During all periods presented, Avici did not have any items of comprehensive income (loss) other than its reported net loss.

(i) Disclosures about Segments of an Enterprise

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. Avici has determined that it conducts its operations in one segment. During the nine months ended September 30, 2006 and 2005, the Company recognized 93% and 94%, respectively, of its gross revenue from one customer, namely AT&T. For the full year 2005, AT&T accounted for 94% of Avici’s gross revenue.

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

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Risk-free interest rate	4.73%	4.87%
Expected dividend yield	—	—
Expected life	4.17 years	3.58 years
Expected volatility	73%	73%
Weighted average fair value per share of options granted	$ 4.59	$ 3.49

Avici did not recognize compensation expense under APB 25 for employee stock options for the three and nine months ended September 30, 2005, since the exercise price of the Avici’s employee stock option awards equaled the market price of the underlying stock on the date(s) of grant. The following table illustrates the effects on net loss and net loss per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss, as reported	$(7,768)	$(16,052)
Deduct: Stock-based employee compensation expense included in reported net loss	60	195
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(856)	(1,409)

Pro forma net loss	$(8,564)	$(17,266)

Basic and diluted net loss per share:
As reported	$(0.60)	$(1.25)
Pro forma	$(0.66)	$(1.34)

The fair value of each option grant for the 2005 periods included in the above table was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.50-4.43%
Expected dividend yield	—
Expected life	4.0 years
Expected volatility	80%

In 2004, 2005 and 2006, Avici granted an additional 120,000, 172,000 and 85,000 shares, respectively, of performance-based restricted stock to certain key employees of the Company. The shares vest no later than five years from the grant date. The value of the shares at the dates of grant was $1.3 million, $0.8 million and $0.6 million for 2004, 2005 and 2006, respectively, and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the shorter of the expected performance period or the five year vesting period. The performance criteria for the 2004 grants were met in the third quarter of 2006 and accordingly all unamortized expenses associated with such grant were expensed. Associated with all the restricted stock grants, Avici recorded expense of $0.2 million and $0.1 million for the three months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 and 2005, Avici recorded expense of $0.7 million and $0.2 million, respectively, in connection with all the restricted stock grants.

The following table summarizes stock option activity under all of Avici’s stock plans since December 31, 2005:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding, December 31, 2005	2,847,293	$0.40-128.00	$8.65
Granted	597,000	5.32-9.50	6.47
Exercised	(673,709)	0.40-8.15	5.43
Forfeited — Cancelled	(789,931)	3.49-128.00	9.75

Outstanding, September 30, 2006	1,980,653	$2.48-100.00	$8.65

Exercisable, September 30, 2006	998,306		$11.16

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.48-3.67	116,146	6.5	$3.49	82,651	$3.49
3.90-5.50	579,711	8.5	4.57	226,259	4.56
5.89-8.60	816,546	7.8	6.80	363,312	7.62
9.28-13.32	258,821	8.0	10.41	119,364	10.69
15.20-22.10	145,803	2.7	16.37	143,094	16.30
24.20-32.00	23,688	4.6	28.68	23,688	28.68
41.40-60.00	22,688	4.0	52.96	22,688	52.96
75.50-100.00	17,250	4.0	90.41	17,250	90.41

$2.48-100.00	1,980,653	7.4	$8.65	998,306	$11.16

The aggregate intrinsic value of outstanding options as of September 30, 2006 was $4.5 million, of which $1.7 million were vested. The intrinsic value of options exercised during the three and nine months ended September 30, 2006 were $1.1 million and $1.9 million, respectively.

The following table summarizes Avici’s nonvested restricted stock activity since December 31, 2005:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	239,500	$6.64
Granted	85,000	$6.52
Vested	(60,500)	$10.89
Forfeited	(92,000)	$5.76

Nonvested at September 30, 2006	172,000	$5.56

As of September 30, 2006, total unrecognized compensation cost was approximately $2.4 million related to unvested stock-based compensation arrangements granted under the Company’s stock plans and is expected to be recognized over a weighted-average period of less than one year.

NOTE 3. COMMON STOCK WARRANT DISCOUNT - PRODUCT

In January 2004, in connection with a three-year strategic OEM agreement with a channel partner, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides the channel partner with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if certain performance milestones are achieved or at the discretion of Avici, upon a change in control. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and was being recorded as a reduction of revenue on a straight-line basis over three years. The unamortized balance was deemed impaired and was fully written off in the first quarter of 2006, as further described in Note 4.

NOTE 4. RESTRUCTURING EXPENSES AND IMPAIRMENT CHARGES

On February 16, 2006, Avici announced a plan to restructure its business and realign its cost structure to execute a focused strategy aimed at driving Avici toward profitability and positive cash flow. The restructuring plan included a workforce reduction and employee retention plan (“workforce restructuring”), charges related to excess inventory and inventory related costs, asset impairment and other costs.

Through March 31, 2007, the Company expects to record total restructuring charges of approximately $10.8 million, of which $8.1 million is cash based. In the first nine months of 2006 Avici recorded $10.2 million of these charges, including $2.5 million in the third quarter of 2006, and expects to record the remaining $0.6 million, all of which are workforce restructuring related and cash based, in each of the subsequent two quarters ending March 31, 2007 as follows: $0.4 million and $0.2 million, respectively.

Workforce restructuring

The restructuring plan resulted in the reduction of more than 40% of the employee base of full-time and contract employees across all business functions and geographic regions. Avici expects to record $5.4 million of employee related charges, all of which are cash based. In the first nine months of 2006, $4.8 million was recorded and the remaining $0.6 million will be recorded through the first quarter of 2007 as described above. Avici expects to pay approximately $1.5 million in the first quarter of 2007.

Inventory and inventory related costs

Due to Avici’s strategic decision to focus on a select customer base, certain inventories and related purchase commitments were determined to be in excess of foreseeable usage. In the first quarter of 2006 Avici recorded a $1.4 million charge to cost of revenue -product to write-down the value of such excess inventory ($1.1 million) and accrue the cost of the non-cancelable inventory purchase commitments ($0.3 million).

In connection with its restructuring, Avici also evaluated certain of its customer relationships and the outcome of this evaluation resulted in Avici agreeing to terminate one of its customer contracts. Although the termination agreement was executed after the end of the third quarter of 2006, Avici deemed that a loss was probable and reasonably estimable at September 30, 2006. Avici has not recorded any revenue under this customer contract since all revenue recognition criteria were not met. Under the terms of the termination agreement, the customer will return Avici’s product after a transition period during which Avici will provide product support estimated to cost $0.3 million. In addition Avici unwound the financial arrangements, reversing remaining accounts receivable and deferred revenue balances in the third quarter and committing to pay $1.4 million. Avici will pay $0.7 million in the fourth quarter of 2006 and the balance upon return of the inventory, scheduled for the third quarter of 2007. Inventory expected to be received from this customer has been assessed for recoverability and the carrying value adjusted accordingly. In the third quarter of 2006, Avici recorded a net charge of $1.7 million in cost of revenue – product as a result of the adjustments relating to this termination agreement.

Asset impairment

In January 2004, in connection with a three-year strategic OEM agreement with a channel partner, Avici issued a warrant to purchase 800,000 shares of Avici common stock as further described in Note 3 above. The fair value of the warrant was capitalized as contract distribution rights and was being amortized as a reduction of revenue on a straight-line basis over three years. As a result of Avici’s implementation of a revised customer strategy and public announcements by the channel partner of a strategic shift away from wire line data, Avici anticipated minimal future revenue under this agreement. As a result, Avici determined that the unamortized balance of such contract distribution rights ($1.6 million) was impaired and wrote off such balance in the first quarter of 2006.

Other costs

Avici also recorded $0.7 million of other restructuring costs relating primarily to certain contract cancellations, legal and administrative expenses.

The restructuring charges recorded in the first nine months of 2006 and the reserve activity are summarized as follows:

	Total Restructuring Charge	Non-cash Charges	Payments	Accrual Balance at September 30, 2006
Workforce restructuring related	$4,876	$—	$3,829	$1,047
Asset impairment	1,580	1,580	—	—
Other costs	666	—	604	62

Restructuring and impairment charges	7,122	1,580	4,433	1,109
Inventory and inventory related costs recorded in cost of revenue - product	3,094	1,065	169	1,860

Total	$10,216	$2,645	$4,602	$2,969

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

Overview

Avici Systems Inc. (referred to as “Avici” or the “Company” or “we” or “us” or “our”) provides high-speed data networking equipment that enables networking service providers to transmit high volumes of information across their networks.

On February 16, 2006, Avici announced a plan to restructure its business and realign its cost structure to execute a focused strategy aimed at driving Avici toward profitability and positive cash flow. The restructuring plan included a workforce reduction and employee retention plan, charges related to excess inventory and inventory related costs, asset impairment and other costs. Through March 31, 2007, the Company expects to record total restructuring charges of approximately $10.8 million, of which $8.1 million is cash based. In the first nine months of 2006 Avici recorded $10.2 million of these charges, including $2.5 million in the third quarter of 2006, and expects to record the remaining $0.6 million, all of which are workforce related and cash based, in each of the subsequent two quarters ending March 31, 2007 as follows: $0.4 million and $0.2 million, respectively. In connection with this announcement, Avici also indicated that, in consultation with its investment bankers, it would evaluate strategic alternatives that may include a further restructuring of the business.

Since our inception, we have incurred significant losses. As of September 30, 2006, we had an accumulated deficit of $420.4 million and recorded our first net income during the second quarter of 2006.

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

Revenue

We expect that substantially all of our revenue will continue to depend on product sales and service revenue from our current customers, primarily AT&T. Under existing procurement agreements, our customers are not committed to purchase any minimum quantities of products from us.

In April 2003, we entered into a strategic relationship with Huawei. The agreement had no minimum purchase commitment and expired in April 2005.

In January 2004, we entered into a worldwide three-year strategic agreement with Nortel Networks (“Nortel”) to market, sell and support Avici’s carrier-class core routers as part of its converged network solutions based on Internet Protocol (IP) technology. The agreement has no minimum purchase commitment. Revenues under this agreement have been substantially lower than Avici had originally anticipated and, based on public announcements, we believe that Nortel’s strategy has subsequently shifted away from wire line data.

In September 2004, we amended our original procurement agreement with AT&T to extend through December 31, 2009. The agreement describes the conditions under which AT&T may purchase equipment and services from us and provides AT&T with the ability, but not the obligation to purchase equipment and services from us. The agreement has no minimum purchase commitment.

Common Stock Warrant Discount - Product

In January 2004, in connection with a three-year strategic OEM agreement with Nortel, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides Nortel with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if Nortel achieves certain performance milestones or at the discretion of Avici, upon a change in control. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and was being recorded as a reduction of revenue on a straight-line basis over three years. The unamortized balance was deemed impaired and was fully written off in the first quarter of 2006, as further described below under Restructuring and Impairment Charges.

Cost of Revenue

Cost of Revenue - Product includes material cost, provision for warranty, rework, depreciation, provision for excess and obsolete inventory and, in first and third quarters of 2006, charges of $1.4 million and $1.7 million, respectively, directly associated with Avici’s restructuring decision. We outsource our manufacturing operations to contract manufacturers that assemble and test our products in accordance with our specifications. Accordingly, a significant portion of our product cost is material cost paid to these entities. Avici’s cost of revenue also includes overhead costs, primarily for material procurement associated with our manufacturing. Warranty costs and inventory provisions are expensed as cost of revenue-product.

Cost of Revenue – Service includes costs associated with providing customer support and maintenance services.

Research and Development

Research and development expenses consist primarily of salaries and related employee costs, depreciation expense on laboratory equipment and project costs, namely, prototype equipment, materials costs and third-party costs and fees related to the development and prototyping of our proprietary technology. Project costs may vary from period to period depending upon the timing and extent of applicable initiatives. During the remainder of the year, we expect research and development expenses to continue at the current levels of spending, as we focus on development aimed specifically at our target customer base.

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

Restructuring and Impairment Charges

On February 16, 2006, Avici announced a plan to restructure its business and realign its cost structure to execute a focused strategy aimed at driving Avici toward profitability and positive cash flow. The restructuring plan included a workforce reduction and employee retention plan (“workforce restructuring”), charges related to excess inventory and inventory related costs, asset impairment and other costs.

Through March 31, 2007, the Company expects to record total restructuring charges of approximately $10.8 million, of which $8.1 million is cash based. In the first nine months of 2006 Avici recorded $10.2 million of these charges, including $2.5 million in the third quarter of 2006, and expects to record the remaining $0.6 million, all of which are workforce restructuring related and cash based, in each of the subsequent two quarters ending March 31, 2007 as follows: $0.4 million and $0.2 million, respectively.

Workforce restructuring

The restructuring plan resulted in the reduction of more than 40% of the employee base of full-time and contract employees across all business functions and geographic regions. Avici expects to record $5.4 million of employee related charges, all of which are cash based. In the first nine months of 2006, $4.8 million was recorded and the remaining $0.6 million will be recorded through the first quarter of 2007 as described above. Avici expects to pay approximately $1.5 million in the first quarter of 2007.

Inventory and inventory related costs

Due to Avici’s strategic decision to focus on a select customer base, certain inventories and related purchase commitments were determined to be in excess of foreseeable usage. In the first quarter of 2006 Avici recorded a $1.4 million charge to cost of revenue —product to write-down the value of such excess inventory ($1.1 million) and accrue the cost of the non-cancelable inventory purchase commitments ($0.3 million).

In connection with its restructuring, Avici also evaluated certain of its customer relationships and the outcome of this evaluation resulted in Avici agreeing to terminate one of its customer contracts. Although the termination agreement was executed after the end of the third quarter of 2006, Avici deemed that a loss was probable and reasonably estimable at September 30, 2006. Avici has not recorded any revenue under this customer contract since all revenue recognition criteria were not met. Under the terms of the termination agreement, the customer will return Avici’s product after a transition period during which Avici will provide product support estimated to cost $0.3 million. In addition, Avici unwound the financial arrangements, reversing remaining accounts receivable and deferred revenue balances in the third quarter and committing to pay $1.4 million. Avici will pay $0.7 million in the fourth quarter of 2006 and the balance upon return of the inventory, scheduled for the third quarter of 2007. Inventory expected to be received from this customer has been assessed for recoverability and the carrying value adjusted accordingly. In the third quarter of 2006 Avici recorded a net charge of $1.7 million in cost of revenue – product as a result of the adjustments relating to this termination agreement.

Asset impairment

In January 2004, in connection with a three-year strategic OEM agreement with a channel partner, Avici issued a warrant to purchase 800,000 shares of Avici common stock as further described in Common Stock Warrant Discount - Product above. The fair value of the warrant was capitalized as contract distribution rights and was being amortized as a reduction of revenue on a straight-line basis over three years. As a result of Avici’s implementation of a revised customer strategy and public announcements by the channel partner of a strategic shift away from wire line data, Avici anticipated minimal future revenue under this agreement. As a result, Avici determined that the unamortized balance of such contract distribution rights ($1.6 million) was impaired and wrote off such balance in the first quarter of 2006.

Other costs

Avici also recorded $0.7 million of other restructuring costs relating primarily to certain contract cancellations, legal and administrative expenses.

The restructuring charges recorded in the first nine months of 2006 and the reserve activity are summarized as follows:

	Total Restructuring Charge	Non-cash Charges	Payments	Accrual Balance at September 30, 2006
Workforce restructuring related	$4,876	$—	$3,829	$1,047
Asset impairment	1,580	1,580	—	—
Other costs	666	—	604	62

Restructuring and impairment charges	7,122	1,580	4,433	1,109
Inventory and inventory related costs recorded in cost of revenue - product	3,094	1,065	169	1,860

Total	$10,216	$2,645	$4,602	$2,969

Stock-based Compensation

Effective January 1, 2006, Avici adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to the first quarter of 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. Avici also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Avici elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior period presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. In the future Avici expects to record approximately $2.4 million of compensation expense related to nonvested stock based compensation as of September 30, 2006 and such expense is expected to be recognized over a weighted-average period of less than one year.

In 2004, 2005 and 2006, Avici granted an additional 120,000, 172,000 and 85,000 shares, respectively, of performance-based restricted stock to certain key employees of the Company. The shares vest no later than five years from the grant date. The value of the shares at the dates of grant was $1.3 million, $0.8 million and $0.6 million for 2004, 2005 and 2006, respectively, and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the shorter of the expected performance period or the five year vesting period. The performance criteria for the 2004 grants were met in the third quarter of 2006 and accordingly all unamortized expenses associated with such grant were expensed.

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

Inventory Valuation

We value our inventory at the lower of the actual cost to purchase or the current estimated market value. We regularly review inventory quantities on hand and at customer sites and inventory commitments with suppliers and record a provision for potentially excess and obsolete inventory based primarily on our estimated forecast of product demand for up to the next twelve months. When we place end-of-life orders we review the recovery of such components against the expected future revenue over several years. Demand for our products can fluctuate suddenly and significantly due to changes in economic and business conditions. A significant increase in demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand or change in strategy could result in an increase in the amount of excess inventory on hand and at suppliers. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory on hand and at suppliers. Therefore, although we endeavor to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

Long-lived Assets

We review property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate over the remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. We have recognized no material impairment adjustments related to our property, plant, and equipment. In the first quarter of 2006 we recorded a $1.6 million impairment charge against contract distribution rights in conjunction with restructuring actions. Deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

Restructuring and Impairment Charges

During the first quarter of fiscal 2006, Avici restructured its business and realigned its cost structure and expects to record total restructuring charges of approximately $10.8 million of which $10.2 million was recorded in the first nine months of 2006. The restructuring charges included a workforce reduction, charges related to excess inventory and inventory related costs, asset impairment and other costs. These restructuring activities required us to make numerous assumptions and estimates, including future employee retention rate, future revenue levels, product and customer mix, ability to sell used equipment, lab deployment needs and recoverability of intangible assets. The estimates and assumptions relating to the restructuring activities are continually monitored and evaluated, and if these estimates and assumptions change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring activities.

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

Results of Operations

Revenue

Total gross revenue increased $11.5 million to $20.2 million in the third quarter of 2006 from $8.7 million in the third quarter of 2005. Total gross revenue increased $35.8 million to $66.9 million in the first nine months of 2006 from $31.1 million for the same period in 2005.

Gross product revenue increased $10.9 million to $18.5 million in the third quarter of 2006 from $7.6 million in the third quarter of 2005. Gross product revenue increased $34.9 million to $62.4 million in the first nine months of 2006 from $27.5 million for the same period in 2005. The increase in gross product revenue during the three and nine month periods in 2006 was primarily due to a significant increase in the volume of product ordered from our primary customer as compared to the same periods in 2005.

We cannot predict future revenue volumes, however we do not believe that the revenue volumes experienced during the first nine months of 2006 will be sustainable and we are planning the business at reduced revenue volumes.

Service revenue increased $0.5 million to $1.7 million in the third quarter of 2006 from $1.2 million in the third quarter of 2005. Service revenue increased $1.0 million to $4.5 million for the first nine months in 2006 from $3.5 million for the same period in 2005. The increase in service revenue in the third quarter and first nine months of 2006 was primarily due to higher installation and training revenue coupled with a larger installed base of products.

During the nine months ended September 30, 2006 and 2005, the Company recognized 93% and 94%, respectively, of its gross revenue from one customer, AT&T. For the full year 2005, AT&T accounted for 94% of Avici’s gross revenue.

Cost of Revenue

Total cost of revenue increased $4.6 million to $8.2 million in the third quarter of 2006 from $3.6 million in the third quarter of 2005. Total cost of revenue increased $12.7 million to $23.8 million for the first nine months in 2006 from $11.1 million for the same period in 2005. Excluding the impact of restructuring expenses in the first and third quarters of 2006, product cost of revenue was 33% and 44% of gross product revenue in the third quarter of 2006 and 2005, respectively. Excluding the impact of restructuring expenses in the first and third quarters of 2006, product cost of revenue was 31% and 34% of gross product revenue for the first nine months in 2006 and 2005, respectively. The lower product cost of revenue as a percentage of gross product revenue, excluding the impact of restructuring expenses, in the 2006 periods as compared to the 2005 periods was primarily due to spreading certain fixed costs over a significantly higher product volume in 2006.

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

Service cost of revenue was 27% and 44% of service revenue in the third quarter of 2006 and 2005, respectively. Service cost of revenue was 31% and 46% of service revenue in the first nine months of 2006 and 2005, respectively. The lower percentage in 2006 was due to lower depreciation and labor costs and higher volume in 2006.

Research and Development

Research and development expenses decreased $2.6 million to $6.9 million for the third quarter of 2006 from $9.5 million for the third quarter of 2005. Research and development expenses decreased $2.6 million to $24.5 million for the first nine months in 2006 from $27.1 million for the same period in 2005. The decrease in the third quarter of 2006 from the third quarter of 2005 was primarily due to a decrease in labor and labor related expenses of $2.1 million due to the workforce reductions associated with the restructuring. Research and development expenses for the first nine months of 2006 compared to the same period of the prior year decreased primarily due to a decrease in labor and labor related expenses of $2.6 million due to the workforce reductions associated with the restructuring.

Sales and Marketing

Sales and marketing expenses decreased $1.6 million to $0.8 million for the third quarter of 2006 from $2.4 million for the third quarter of 2005. Sales and marketing expenses decreased $3.7 million to $3.2 million for the first nine months of 2006 from $6.9 million for the same period in 2005. The decrease in the 2006 periods was due to lower labor and labor related expenses and lower travel expenses primarily due the workforce reductions associated with the restructuring plan.

General and Administrative

General and administrative expenses increased $0.3 million to $1.4 million for the third quarter of 2006 from $1.1 million for the third quarter of 2005. General and administrative expenses increased $0.5 million to $4.1 million for the first nine months of 2006 from $3.6 million for the same period in 2005. The increase in the 2006 periods was primarily due to higher stock-based compensation expense primarily due to the adoption of SFAS 123R coupled with higher revenue-based incentive compensation.

Interest Income, Net

Interest income increased $0.2 million to $0.7 million for the third quarter of 2006 from $0.5 million for the third quarter of 2005. Interest income increased $0.4 million to $1.7 million in the first nine months of 2006 from $1.3 million for the same period in 2005. The increase in the 2006 periods was primarily due to higher yields.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, from the exercise of stock options by employees. From inception through September 30, 2006, we raised approximately $421.9 million from these equity offerings. During the first nine months of 2006, we generated $11.9 million in cash from operating activities, compared to $1.9 million used in the 2005 period. The increase in cash from operations in 2006 is primarily due to higher net income before non-cash expenses partially offset by higher working capital requirements. We expect that in the future, working capital requirements will fluctuate based on the timing of payments associated with remaining restructuring costs, the timing of customer orders, the related need to build inventory in anticipation of orders and actual shipment dates. In addition, we expect to selectively invest in infrastructure costs needed to support the scale of operations.

On February 16, 2006, Avici announced a plan to restructure its business and realign its cost structure to execute a focused strategy aimed at driving Avici toward profitability and positive cash flow. The restructuring plan included a workforce reduction, charges related to excess inventory and inventory related costs, asset impairment and other costs. Through March 31, 2007, the Company expects to record total restructuring charges of approximately $10.8 million, of which $8.1 million is cash based. In the first nine months of 2006 Avici recorded $10.2 million of these charges and expects to record the remaining $0.6 million, all of which are workforce related and cash based, in each of the subsequent two quarters ending March 31, 2007. Avici has paid $4.6 million of these costs in the first nine months of 2006 and expects to pay $1.1 million in the fourth quarter of 2006 and $1.5 million, $0.1 million and $0.8 million in the first three quarters of 2007, respectively.

Purchases of equipment decreased $3.3 million to $2.0 million during the first nine months of 2006 from $5.3 million for the same period in 2005. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect that capital expenditures will be approximately $0.5 million in the fourth quarter of 2006. We expect that capital expenditure requirements may increase if product sales increase, creating a need for increased levels of test and management information systems equipment.

At September 30, 2006, we had cash and cash equivalents of $31.7 million, short-term marketable securities of $25.0 million, and long-term marketable securities of $6.0 million totaling $62.7 million. In addition, $1.0 million of cash is restricted since it is collateralized towards a letter of credit, which expires in the first quarter of 2007. We believe that our existing cash, cash equivalents and marketable securities will meet our normal operating and capital expenditure needs for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may also be required to enter into revised terms with key vendors, some of which could be less favorable to us. In February 2006, Avici entered into an arrangement with a bank to maintain a $1.0 million letter of credit favoring its contract manufacturer. In connection with the letter of credit Avici has collateralized 100% of this letter of credit with cash, which will be restricted until the letter of credit expires in the first quarter of 2007. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Contractual Obligations

At September 30, 2006, our contractual obligations, which consist entirely of contractual commitments for the restructuring plan, operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year	Restructuring Plan	Operating Leases	Inventory Purchase Commitment	Total
2006 (remainder of year)	$—	$290	$6,180	$6,470
2007	593	775	—	1,368
Thereafter	—	—	—	—

Total future contractual commitments	$593	$1,065	$6,180	$7,838

We expect to record as restructuring expenses approximately $0.6 million of the commitments associated with the restructuring plan during the subsequent two quarters ending March 31, 2007, as described above. Payments made under operating leases will be treated as rent expense for the facilities. We outsource the manufacture and assembly of our products. During the normal course of business, in order to maintain competitive lead times for customers and adequate supply of components, we enter into agreements with certain suppliers to procure inventory based upon criteria defined by us.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management’s expectations for future operations, financial position and operating results, as well as statements regarding the strategy, plans and objectives of Avici. Our actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference or otherwise affect our future results of operations include limited customers and products; developments with our primary customer’s business, networks and multi-vendor relationships; development of our direct sales capabilities and channel relationships; restructuring effects; risks associated with competition and competitive pricing pressures; our ability to stabilize revenues and manage costs; our ability to obtain component parts; our reliance on contract manufacturers and our ability to forecast manufacturing requirements; customer purchasing patterns and commitments; potential liability for defects or errors in our products; the size, timing and recognition of revenue from customers; our ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and our ability to predict and respond to market developments; failure to keep pace with the rapidly changing requirements of our customers; our ability to attract and retain key personnel; risks associated with international sales and operations; our ability to identify, analyze and consummate strategic alternatives; the sufficiency of our intellectual property rights; our ability to obtain additional financing; any failure to comply with the internal control requirements of Sarbanes-Oxley; as well as risks of a downturn in economic conditions generally, and in the telecommunications industry specifically. For a more detailed description of the risk factors associated with Avici, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 15, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, and state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at September 30, 2006, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

ITEM 1A: RISK FACTORS

Our Company, business and operations are subject to a number of risks and uncertainties, as described more particularly in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (our “2005 Form 10-K”) and updated in Part II, Item 1A of our Form 10-Q for the quarterly period ended June 30, 2006 (“Second Quarter Form 10-Q”). We have updated the following risk factors to supplement those contained in the 2005 Form 10-K and Second Quarter Form 10-Q.

We may experience difficulties identifying, analyzing and consummating strategic alternatives, and any such alternatives may not lead to the achievement of desired results.

In connection with our February 16, 2006 restructuring, we are in an ongoing process of examining strategic alternatives to enhance shareholder value. The strategic options we may consider could include a variety of different business arrangements including, but not limited to: combinations with or a sale to another entity; the sale or spin off of certain assets; strategic partnerships and joint ventures; the acquisition of complementary businesses, technologies or product lines; investments in new businesses; recapitalization alternatives; or other alternatives. We cannot predict the timing or effects of any such strategic alternatives. Any strategic decision will involve risks and uncertainties and present challenges in implementation and integration. In addition, any strategic decision could lead to non-recurring or other charges.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Repurchase of Equity Shares by Avici

The following table sets forth information with respect to our acquisition of shares of our common stock during the third quarter of 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 2006	—	—	—	—
August 2006	18,391	$8.21	—	—
September 2006	—	—	—	—

Total	18,391	$8.21	—	—

(1)	Represents shares of common stock forfeited to us as payment of taxes on the vesting of restricted stock awarded under our 2000 Stock Option and Incentive Plan, as amended.

ITEM 5. OTHER INFORMATION

On November 7, 2006, the Compensation Committee of the Board of Directors of Avici approved an Amended and Restated Retention Bonus Agreement (the “Retention Bonus Agreement”) and an Amended and Restated Severance Pay Agreement (the “Severance Pay Agreement”) for T. S. Ramesh, the Principal Accounting Officer of the Company.

Pursuant to the terms of the Retention Bonus Agreement, Mr. Ramesh is eligible to receive a bonus of six months base salary if (i) he remains with the Company for a specified period, (ii) he is terminated without cause during that period, or (iii) as the result of a change of control during the specified period, he is terminated without cause or he resigns for good reason. Additionally, upon a change in control, at least 50 % of Mr. Ramesh’s unvested options will immediately vest and if, as the result of a change of control during the specified period, he is terminated without cause or he resigns for good reason all of his unvested options will immediately vest.

Pursuant to the terms of the Severance Pay Agreement, Mr. Ramesh is eligible to receive six months base salary and benefits, as well as six months acceleration of unvested options upon termination without cause prior to a change in control.

ITEM 6. EXHIBITS

(a)	List of Exhibits

Exhibit No.	Exhibit Description
10.1	Offer Letter, dated August 28, 2006, between the Registrant and William J. Stuart (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on September 1, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.2	Severance Pay Agreement, dated August 28, 2006 between the Registrant and William J. Stuart (previously filed as Exhibit 10.2 to our Form 8-K filed with the Commission on September 1, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.3	Amended and Restated Retention Bonus Agreement, dated November 7, 2006 between the Registrant and T.S. Ramesh

10.4	Amended and Restated Severance Pay Agreement, dated November 7, 2006 between the Registrant and T.S. Ramesh

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVICI SYSTEMS INC.

Date November 7, 2006	By:	/s/ William J. Stuart
William J. Stuart Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Offer Letter, dated August 28, 2006, between the Registrant and William J. Stuart (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on September 1, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.2	Severance Pay Agreement, dated August 28, 2006 between the Registrant and William J. Stuart (previously filed as Exhibit 10.2 to our Form 8-K filed with the Commission on September 1, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.3	Amended and Restated Retention Bonus Agreement, dated November 7, 2006 between the Registrant and T.S. Ramesh

10.4	Amended and Restated Severance Pay Agreement, dated November 7, 2006 between the Registrant and T.S. Ramesh

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002