Form 10-K
period 2006-12-31
AVICI SYSTEMS INC
filed 2007-03-15
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30865

AVICI SYSTEMS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	02-0493372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Billerica Avenue, North Billerica, Massachusetts	01862
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $76,471,545 (based on the closing price of the Registrant’s Common Stock on June 30, 2006 of $5.78 per share).

The number of shares outstanding of the Registrant’s $.0001 par value Common Stock as of March 9, 2007 was 14,038,007.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Fiscal Year Ended December 31, 2006 (Annual Report)	Part II, Item 5
Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2007 (Proxy Statement)	Part III

AVICI SYSTEMS INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1.	BUSINESS

Overview

Avici Systems Inc. (referred to as Avici, we, our and the company) provides high-speed core Internet infrastructure equipment that enables networking service providers to transmit large volumes of data, voice and video, across their networks. Our high-performance routing solutions are designed and built to deliver the scalability, reliability, and performance that carriers need to support a wide range of applications while lowering the total cost of building and operating their core data networks.

The Avici core routing product family consists of three chassis platforms and several line cards to provide carriers with flexibility in selecting a product that best fits their needs. We offer customers three different equipment configurations, the Terabit Switch Router (TSR™), the Stackable Switch Router (SSR™), and the Quarter-rack Scalable Router (QSR™), and each chassis is configured with our line cards and proprietary software to support a range of speeds, protocols, and carrier services. All three chassis use the same line cards and software to enable carriers of every size to take advantage of Avici’s proprietary carrier-class technology. Our core routers are designed to provide our customers:

•	Carrier-class reliability;

•	In-service modular scalability to enable non-disruptive incremental capacity additions to the network;

•	Stability and interoperability;

•	Advanced security features; and

•	High performance across very large IP-based core networks.

Our current strategy is primarily to pursue direct sales of our legacy core routing products principally to our largest customer, AT&T Inc. (“AT&T”), maximize the near-term financial returns from our core routing business, and pursue new market initiatives and product development. Our principal customer is, and has been, AT&T. In the past, we utilized a direct sales force to sell and market our products to incumbent local exchange carriers, inter-exchange carriers, postal telephone and telegraph operators, internet service providers and other service providers globally. In February 2006, we announced a corporate restructuring aimed at driving Avici toward profitability and positive cash flow.

Avici was incorporated in Delaware in 1996 and held its initial public offering in July 2000. We are headquartered in North Billerica, Massachusetts. At December 31, 2006, we had 104 full time employees. In February 2006, we announced a corporate restructuring aimed at driving Avici toward profitability and positive cash flow. Our corporate restructuring resulted in reduction in both full time and contract labor by approximately 45%, with the majority of this reduction occurring at the time of the announcement.

In February 2007, we announced the launch of a new product initiative, Soapstone Networks (“Soapstone”). The positive cash flow that Avici has been able to generate will enable us to fund the development of Soapstone.

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

Internet, telecom, and media networks are converging and carrier IP networks are now expected to support critical services such as voice, video, IPTV, Virtual Private Networks (VPNs), online gaming, security, storage, and other business and residential applications. These types of services are required for carriers to increase revenue and profits. In addition, these applications require significantly high levels of reliability, scale, QoS, and performance.

Today, a maturing Internet has placed new demands on routers. As IP is increasingly used to support more diverse and demanding applications, carriers require routing platforms purpose built for the carrier network. Carriers recognize that they cannot cost effectively support multiple networks—one for landline voice, another for IP traffic, another for wireless, and many more for separate data network. Carriers envision a converged IP network where voice, data, video and wireless services are supported over a single reliable and cost effective network. This vision requires upgrading existing best effort IP networks to a new-real time IP network powered by carrier-grade IP routers to improve the economics of the IP network.

Carrier Requirements for an IP Network

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

Reduced Network Cost and Complexity. Carriers are demanding modular solutions that scale in service to accommodate new capacity requirements, reduce the number of devices needed and, consequently, reduce the forecasting uncertainty, complexity, and costs of operating large capacity networks.

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

Industry Segments

Avici has conducted its operations in one industry segment. Please see our financial statements attached hereto in Item 8 for financial information related to our segment.

The Avici Core Router Solution

Products and Technology

Our high-performance core routing family is engineered to provide a carrier network solution that addresses a wide range of network applications across a carrier’s core IP network. Avici routers are designed to deliver scalability, reliability, and performance to IP networks using carrier-proven principles of redundancy, in-service upgradeability, multi-generational investment protection, and quality assurance.

Avici has developed a modular network architecture that eliminates many of the constraints of traditional routers. Our core routing platforms support traffic expansion by scaling, in-service, from gigabits to terabits of capacity through the non-disruptive addition of line cards and chassis. Unlike traditional routers, every port can be used to support customer traffic, and no ports or external switching hubs are needed for interconnection or scaling. Our routing platforms provide carriers with a stable, scalable, and reliable foundation to support traffic growth and lower cost requirements. Our routers can also perform both the core and aggregation/hub functions in a single platform, thereby eliminating the need for a separate aggregation layer. Our routing technologies provide internal hardware and software redundancy to deliver carrier-grade 99.999+% system availability to support SLAs on services such as IPTV, video, VPNs and Voice over IP (VoIP). Because Avici products can deliver such high levels of reliability, carriers are able to remove duplicate routers and simplify their Points of Presence (PoP). Avici routers also enable the IP network to recover quickly from service disruptions, a critical requirement for supporting real time services.

Our products provide these benefits through our proprietary technologies, including our application-specific integrated circuits, or ASICs, Velociti™ switch fabric and distributed system design, IPriori™ system software, Composite Links™, and Non Stop Routing (NSR™) technologies. We incorporate all of these proprietary technologies into each of our three available product platforms—the Terabit Switch Router (TSR), Stackable Switch Router (SSR), and Quarter-rack Scalable Router (QSR). The TSR, SSR, and QSR offer customers differing combinations of speed, capacities and numbers of available ports in order to allow them to tailor their network infrastructure to meet their traffic needs.

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

Strategy

In February 2006, we announced a plan to restructure the business and realign our cost structure to execute a focused strategy aimed at driving Avici toward profitability and positive cash flow.

In February 2007, we announced the launch of Soapstone, a new product initiative.

The Soapstone software-based solution we are developing is designed to manage the complexities between carrier service offerings and applications, and the underlying transport equipment and technologies. Soapstone’s mission is to enable carriers to bring orderly, predicable, business-driven behavior to their IP networks, regardless of vendor or technology composition.

The Soapstone solution is based on key industry standards such as service-oriented architecture (SOA), telemanagement forum (TMF), international telecommunications union (ITU) and next generation networks (NGN) among others, and utilizes open application programming interfaces (APIs) between the network and operational support systems (OSS). It maps the abstract service needs expressed by the business plane into a simple configuration command set that can be applied to an array of technologies and equipment. With this capability, even the simplest network devices can provide support for complex service provisioning and SLA management.

The key elements of our strategy are to:

Focus on Major Customer. We restructured the core routing business to focus on becoming profitable and cash flow positive by pursuing direct sales principally to our major customer, AT&T. We are focused on dynamically responding to our customer’s volume and service requirements, given changing dynamics in a multi-network, multi-vendor environment and limited visibility into future volume requirements.

Develop and Market Soapstone Solution. Carrier networks are undergoing unprecedented transformations as they migrate to the NGN (Next Generation Network) model. In order to increase their service offerings and grow revenues, they will have to support multiple access networks and devices at the lowest cost possible. The complexity of today’s networks creates a need for a product that will form a common control framework for over-IP, IP, over-Ethernet and optical technologies and allow for seamless service migration among them. We are developing the Soapstone solution to deliver a network abstraction layer that decouples the services from the network infrastructure.

Selectively Pursue Indirect Sales Channels for Soapstone. The Soapstone solution will be targeted to the service provider market. We will seek distribution partners to capture new carrier opportunities.

Sales, Marketing, and Customer Service and Support

Historically, we sold and marketed our products through our direct sales force, sales agents, systems integrators, and distribution partners. Subsequent to our restructuring, announced in February 2006, we have primarily sold and marketed our core router products through a downsized domestic sales force.

In the past, we also marketed, sold, and supported our products through systems integrators, sales agents, and distribution partners, including Nortel Networks and Huawei Technologies. In May 2003, we entered into a strategic relationship with Huawei Technologies for sales and support of our products in Greater China. The term of the agreement was two years and expired during 2005. In January 2004, we entered into a worldwide three-year strategic agreement with Nortel Networks to market, sell, and support our products. The term of the agreement is three years and expired in January 2007. During 2005, we entered into a Supply Agreement with Alcatel Teletas to provide Turk Telekom with Avici equipment for its IP/MPLS network. The Alcatel Teletas arrangement was terminated in October 2006.

In the future, we plan to market our Soapstone solution both directly and through strategic indirect channel partners.

Customers

AT&T is our primary customer. Our agreement with AT&T has no minimum purchase commitment level and remains in effect until December 31, 2009. The agreement describes the conditions under which AT&T may purchase equipment and services from us. AT&T has deployed our TSR product in sixteen locations within its North American IP backbone network.

AT&T accounted for 94%, 94% and 60% of our gross revenue in 2006, 2005 and 2004 respectively. In 2004, Huawei and Nortel accounted for 27% and 12%, respectively, of our gross revenue.

Research and Development

We have a team of skilled engineers responsible for product design and development, quality assurance, and documentation. Our engineers have significant experience in optical networking, hardware and software. As part of the restructuring of the business announced in February 2006, our development resources were reduced and partially redeployed to focus on the Soapstone initiative. We have also utilized offshore and outsourced development resources. We have made, and will continue to make, although at a reduced level, substantial investments in research and development. Research and development expenses were $30.1 million, $36.2 million, $32.4 million, and $46.5 million for the years ended December 31, 2006, 2005, 2004, and 2003, respectively.

Competition

The market for data networking equipment is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. This market historically has been dominated by Cisco Systems, which as a result of its leadership position in the market has been able to develop and promote a broad product line of routers. We also compete with other established companies such as Juniper Networks. For new technology initiatives such as our Soapstone product, we will face competition from large equipment and software companies, as our product will serve as an abstraction layer that will bridge IT/OSS and network centric domains. We may experience reluctance by our prospective customers to replace or expand their current solutions, which may be supplied by competitors, with our products. Competitors have significantly broader product lines and market presence than we do and may bundle their products with other products that we do not offer. In addition, we have faced significant competition and pricing pressure in the core router market.

In order for our Soapstone solution to compete effectively, we must deliver a technologically advanced product that is superior in meeting the needs of carriers, namely a product which:

•	hides complexity of transport elements from services, control functions, and OSS;

•	provides common API for specifying resources and their SLAs;

•	interoperates with existing solutions and equipment vendors;

•	enables seamless migration of legacy services onto NGN while supporting new NGN-based service offerings;

•	mediates between resource requests from services/control and OSS and available resources of the IP network; and

•	creates a cost-effective solution for our target customers.

In addition, we will be required to leverage our Soapstone differentiators to extend customer acceptance.

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

Intellectual Property

We presently have 20 patents granted in the United States and over 50 United States and foreign patent applications pending. Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent protection, copyrights, trademarks, trade secret laws, contractual restrictions on disclosure, and other methods to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We cannot be certain that patents will be granted based on our pending or any other applications, or that, even if issued, the patents will adequately protect our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws, and we seek to limit disclosure of our intellectual property by requiring employees, consultants, and any third-party with access to our proprietary information to execute confidentiality agreements with us.

While we rely on patent, copyright, trade secret and trademark law to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We cannot assure you that others will not develop technologies that are similar or superior to our technology.

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

Employees

As of December 31, 2006, we had 104 full time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified personnel, for whom competition is intense. Our employees are not represented by any labor union. We believe our relations with our employees are good. Additionally, as of December 31, 2006, we utilized on-shore and off-shore contract labor, approximating 66 full time equivalent employees.

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

We are reliant on our major customer AT&T, from which we derive substantially all of our revenue, and if AT&T does not continue to select our legacy router products to be deployed in its networks, our revenue and cash flow would be adversely affected.

We have adjusted our corporate strategy to focus our efforts on a limited target customer base, particularly AT&T, and core product functionalities. As a result, we have grown increasingly reliant on the revenues generated by the sale of our legacy router products to AT&T, which accounted for 94%, 94% and 60% of our gross revenue in 2006, 2005 and 2004, respectively. In 2004, Huawei and Nortel accounted for 27% and 12%, respectively, of our gross revenue. We expect that in the next twelve months substantially all of our revenue will continue to depend on sales of our products to our major customer AT&T. Our products compete in a multi-vendor environment for use in AT&T’s networks and our agreement with AT&T does not require AT&T to purchase any minimum level of product from us. We generally have limited ability to forecast the volume, mix or timing of orders from AT&T beyond the current quarter due to, among other things, supply chain dynamics as well as limited visibility on the network traffic and capacity demands on our customer. In addition, our business will be affected by shifts in the nature and architecture of our customers’ networks, including multi-vendor environments. Shifts by AT&T to networks or architectures less reliant on our core router products, as a result of technological changes in the industry, adoption of competitive or alternative products or solutions, or otherwise, would adversely affect our legacy core router business. While we continue to invest in targeted product development required by AT&T, we have limited the development of new products and features for our core routers, and as a result our legacy router products may not continue to meet AT&T’s technical requirements. The loss of or reduction in business from AT&T would materially reduce our revenue and cash flow, and adversely affect our ability to achieve and maintain profitability.

In November 2005, AT&T completed its merger with SBC Communications and in December 2006, AT&T completed its acquisition of BellSouth and Cingular. These developments give rise to new risks and challenges for our business as our major customer experiences changes associated with integrating new businesses and networks and as we face additional incumbent vendors. We will face additional competitive challenges in maintaining our position despite our established customer relationship.

We compete in the rapidly changing telecommunications industry and, as a result, our products could become obsolete.

The market for high-speed core router products has been and is likely to continue to be characterized by rapid technological change, evolving industry standards, and frequent new product introductions. New products and technologies will emerge and existing products and technologies will further develop. These new products and technologies may reduce the prices for our core product functionalities or they may be superior to, and render obsolete, the legacy core products and services we offer and the technologies we use, and may consequently reduce the revenues generated by our products and services. It may be very expensive for us to enhance or upgrade our products and technology in order to continue to compete effectively, and we do not currently plan to significantly invest in new router development that has not been requested by our major customer.

We currently depend on a limited number of products offered in the core routing market segment and our future revenues depend on enhancements to these products and their commercial success.

We depend on the commercial success of our TSR, SSR and QSR products, from which we have historically derived all of our revenue and which are the only products that we currently offer. We offer these products in the core routing market. We must continue to enhance the features and functionality of our products to meet customer requirements. In addition, the failure of these planned product enhancements to operate as expected could delay or prevent future sales of our products.

Our plan to restructure our business and realign our cost structure may not continue to produce the revenue or profitability results that we achieved in 2006, and, accordingly, our future results from operations may decline.

We have restructured our legacy core router business to focus our efforts on our major customer, AT&T. We cannot predict the volume or sustainability of business from AT&T. We will monitor and adjust our operating expenses in our core router business in the future in line with our expectations of business volumes. In addition, the restructuring resulted in significant charges and a reduction in our staff and capabilities in key areas such as sales and marketing, product development and engineering and international operations, and as a result has limited our operational flexibility. Further, in connection with the restructuring we continue to evaluate our commercial relationships with certain of our existing customers, distributors and vendors, and the outcome of any such evaluation could have a negative impact on our business, financial position and results of operations. In connection with this evaluation we may face claims, costs or expenses beyond our current restructuring charges.

New technology initiatives require a substantial commitment of resources and are not certain of ultimate success.

New technology initiatives require significant capital expenditures, management attention and resources. Our commitment of resources and capital to a new technological concept means that those resources and capital are unavailable for other activities and operations. Our decision to launch a new initiative is based on our assessment that a significant opportunity exists in the marketplace; however, investments in new technology are inherently speculative and the market is unproven. Commercial success depends on many factors including innovativeness and accurate anticipation of technological and market trends, developer support and effective distribution and marketing. For example, our ability to realize revenue from the Soapstone initiative depends on, among other things, our timely release of the product. Product development delays may result from numerous factors, including:

•	unanticipated engineering complexities;

•	claims of infringement of third-party intellectual property;

•	difficulties in hiring and reallocating existing engineering resources and overcoming resource limitations;

•	changing market or competitive product requirements; and

•	the timing and level of research and development and prototype expenses.

There are no assurances that our new technology will receive sufficient consumer acceptance and if our new technology initiative does not develop and grow substantially and achieve profitability, it could have a material adverse effect on our growth, operating results, margins and profitability. Further, even if our products initially obtain market acceptance, we may not be able to effectively support the product or successfully respond on a timely basis to products introduced into the marketplace by our competitors. In order for our Soapstone solution to compete effectively, we must: deliver a technologically advanced product that is superior in meeting the needs of carriers; promote the market for that solution; and effectively market and sell that product to carriers and indirect channel partners, against established and emerging competitive vendors.

We have reduced our sales capability as a result of our 2006 restructuring and, accordingly, we may face difficulties in appropriately marketing new technology initiatives such as our Soapstone product to our target customer base.

Our products require a sophisticated and in depth sales effort targeted at key individuals within worldwide target end user customer organizations. Our future success in penetrating our target customer base is highly dependent upon establishing and maintaining successful relationships with a variety of indirect distribution channels. Our inability to develop and manage our distribution channels could affect sales of our products. We expect that a significant amount of revenue from new technology initiatives will be through indirect channel sales. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, service ongoing customer requirements and respond to evolving customer needs.

Recruiting and training qualified channel partners for our technology offerings requires significant time and resources. In order to develop and expand our distribution channel, we must scale our sales, marketing, and service organizations and the processes and procedures that support indirect channel relationships.

Our failure to compete effectively in the core router business, particularly against Cisco Systems, Juniper Networks, and other established participants with greater financial and other resources than ours, could result in order cancellations, lost customer opportunities and price and volume reductions.

The competition in the network infrastructure equipment market is intense. This market historically has been dominated by Cisco Systems, although we also compete with other companies such as Juniper Networks. Further, many of our competitors have greater selling and marketing, technical, manufacturing, financial and other resources, more customers, greater market recognition and more established relationships and alliances in the industry. As a result, these competitors may be able to develop, enhance and expand their product offerings more quickly, adapt more swiftly to new or emerging technologies and changes in customer demands, devote greater resources to the marketing and sale of their offerings, pursue acquisitions and other opportunities more readily and adopt more aggressive pricing policies. In addition, established or emerging network equipment vendors may also focus on our target market, thereby further intensifying competition. Accordingly, we may not be able to compete effectively with these competitors.

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

Although we recorded net income in 2006, we had prior to 2006, incurred significant losses in each quarterly and annual period since inception. As of December 31, 2006, we had an accumulated deficit of $417.4 million. Although historically we have derived all of our revenue from our legacy core router products, we cannot be certain that we will increase or maintain our revenues or that we will generate sufficient revenues to sustain profitability. We plan to focus product development on our recent Soapstone product initiative, which is at an early stage and unproven. These efforts will continue to require significant expenditures, a substantial portion of which we will make long before any significant revenue related to these expenditures may be realized. We do not expect to recognize material revenue from Soapstone in the next twelve months. Accordingly, we will not likely maintain profitability unless our new product line achieves commercial success that outpaces a relative decline in our core router business.

Our operating expenses are based largely on anticipated revenue trends and a significant portion of our expenses, such as personnel and real estate facilities costs, is fixed. As a result, we will need to generate significant revenues and manage ongoing costs to maintain profitability. If we fail to achieve such revenue levels, material operating losses could result. In the future we may never achieve sustained profitability or consistently generate positive cash flows from operations.

We have had and may continue to experience difficulties identifying, analyzing and consummating strategic alternatives, and any such alternatives may not lead to the achievement of desired results.

In connection with our February 2006 restructuring, we are in an ongoing process of examining strategic alternatives to enhance shareholder value. The strategic options we may consider could include a variety of different business arrangements including, but not limited to: combinations with or a sale to another entity; the sale or spin off of certain assets; strategic partnerships and joint ventures; the acquisition of complementary businesses, technologies or product lines; investments in new businesses; recapitalization, dividend or distribution alternatives; equity or debt financings; or other alternatives. Any strategic decision will involve risks and uncertainties and present challenges in implementation and integration. As a result, any such business arrangement may not lead to increased shareholder value. In addition, any strategic decision could lead to non-recurring or other charges.

We rely on single or limited source suppliers for several key components. If we are unable to purchase these components for any reason or on a timely basis, we will not be able to deliver our products to our customers within the timeframes required and we may experience order cancellations.

We currently specify and purchase through our contract manufacturers several key components from single or limited sources such as ASICs, optical components, field programmable gate arrays and other miscellaneous components. At times some of these components are subject to end of life notices, allocation and/or lead-times far in excess of 12 weeks. We do not have a long-term, fixed price or minimum volume of supply agreements with component vendors. Although we believe that there are alternative sources for many of these components, in the event of a disruption in supply, we may not be able to develop an alternate source in a timely manner or at favorable prices.

We typically specify for purchase through our contract manufacturers all of our components, including our ASICs. From time to time and in end of life purchases, Avici may directly place purchase orders for stocking inventory. We otherwise do not generally carry significant inventories of components and have no guaranteed supply arrangements with our vendors. If we are unable to purchase our critical components, or to provide for the production of our ASICs, at times and in volumes as our business requirements necessitate, we will not be able to manufacture and deliver our products to our customers in accordance with their volume and schedule requirements. If we are not able to satisfy the delivery requirements of our customers, which are difficult to forecast, they may reduce any future orders or eliminate our status as a vendor.

We have worked with LSI Logic for many years to develop and manufacture several of our key proprietary application specific integrated circuits, or ASICs, which are custom designed integrated circuits built to perform a specific function more rapidly than a general purpose microprocessor. These proprietary ASICs are very complex and LSI Logic is the sole source supplier for them. LSI Logic announced the discontinuation of a product technology used in several of Avici’s ASIC designs. In the second quarter of 2006, Avici executed an end of life purchase for these items to meet its anticipated production requirements for the foreseeable future. Changes in demand for our product in the future may render our inventory stocking purchases to be in excess or short of future requirements, and in the event we require additional supplies we may be unable to transition to an alternative vendor on a timely or cost effective basis.

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

If we fail to accurately predict our manufacturing requirements, we could incur additional inventory costs or experience manufacturing delays.

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

In addition, we may be subject to regulatory requirements which could affect our ability to manufacture and deliver product on a timely and cost-effective basis.

Our complex products may have errors or defects or may not interoperate within the networks of our customers, which could result in reduced demand for our products or costly litigation against us.

Our products are technologically sophisticated and are designed to be deployed in complex networks. Accordingly, our products can only be fully tested when completely deployed in these types of networks. Despite deployment and internal testing, our customers may discover errors or defects in the hardware or the software, or the product may not operate as expected even after it has been fully deployed. In addition, our customers will require that our products be designed to interface with their existing networks, each of which may have different specifications. Our products must interface with many of the products within these networks as well as future products in order to meet the requirements of our customers. Because our products are critical to the networks of our customers, any significant interruption in their service as a result of defects in our product or the failure of our product to interoperate within our customers’ networks could result in lost profits or damage to these customers. These problems could cause us to incur significant service and warranty costs, divert engineering personnel from product development efforts and significantly impair our ability to maintain existing customer relations and attract new customers. Although our existing and future customer contracts will generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages, a court might not enforce a limitation on our liability, which could expose us to additional financial loss. In addition, a product liability claim, whether successful or not, would likely be time consuming and expensive to resolve and would divert management time and attention. Further, if we are unable to fix the errors or other problems that may be identified in full deployment, we would likely experience loss of or delay in revenues and loss of market share and our business and prospects would suffer.

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

Our quarterly operating results are likely to vary significantly in the future based on a number of factors related to our industry, the markets for our products and how we manage our business. We have little or no control over many of these factors and any of these factors could cause the price of our common stock to fluctuate significantly. In addition to the risks discussed elsewhere in this section, the following may also adversely affect the trading price of our common stock:

•	fluctuations and uncertainties in core router product and service demands from our major customer AT&T;

•	the sustainability of demand for the existing capabilities of our core router products;

•	our ability to manufacture and deliver product within short order timeframes;

•	the timing and size of customer orders for our products or cancellations of orders;

•	the timing and extent of product acceptance by customers;

•	the timing and level of research and development and prototype expenses;

•	the timing of new product launches;

•	the distribution channels through which we sell our products;

•	the timing and impact of special charges such as the restructuring program enacted in February 2006;

•	general economic conditions; and

•	conditions specific to the telecommunications industry, including uncertainty related to consolidation.

We plan to invest in research and development and, in the future, sales and marketing and customer support related to new product initiatives, as well as research and development in selective enhancements to our legacy core router products. Our operating expenses will largely be based on revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, if revenue for a particular quarter is below our expectations for any of the reasons set forth above, or for any other reason, we may not be able to proportionately reduce operating expenses for that quarter. Accordingly, this revenue shortfall would have a disproportionate effect on our expected operating results and could result in material operating losses for that quarter, which could result in significant variations in our operating results from quarter to quarter.

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

A vendor’s leadership position in our market may allow that vendor to set de facto industry standards, which could create technical challenges to our ability to sell our products.

In developing our products, we have made, and will continue to make, assumptions about the standards that may be adopted by our customers and competitors. If the standards adopted are different from those that we have chosen to support, market acceptance of our products would likely be significantly reduced and our business will be seriously harmed.

Customer requirements are likely to evolve, and we will not retain our target customer base or attract new customers if we do not anticipate and meet specific customer requirements.

Our future success will depend upon our ability to develop and manage key customer relationships in order to develop Soapstone products and product enhancements that address the increasingly sophisticated needs of our target base of customers. Our current customers may require product features and capabilities that our core legacy products do not have. We must effectively anticipate and adapt on a timely basis to customer requirements and offer products that meet those demands in a timely manner. Our long-term strategy is to focus on Soapstone which we believe is well positioned to take advantage of opportunities in the market. Our failure to develop products that satisfy customer requirements would seriously harm our ability to achieve market acceptance for our products. In addition, we may experience design, engineering, manufacturing, marketing and other difficulties that could delay or prevent our development or introduction of new products and enhancements. Material delays in introducing new products may cause customers to forego purchases of our products and purchase those of our competitors, which could seriously harm our business.

Our ability to develop, market and support products depends on retaining our management team and attracting and retaining highly qualified individuals in our industry.

Our future success depends on the continued services of our management team, which has significant experience with the data communications, telecommunications and Internet infrastructure markets, in addition to relationships with many of the communications service providers and business partners that we currently or may in the future rely on in implementing our business plan. The loss of the services of our management team or any key executive could have a significant detrimental effect on our ability to execute our business strategy.

Our future success also depends on our continuing ability to selectively identify, hire as needed, train, assimilate and retain highly qualified engineering, sales and marketing, managerial, support and other personnel. The demand and competition for qualified personnel is high, and we have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, we have experienced difficulty in hiring qualified engineering personnel. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could delay product development, particularly with respect to new product initiatives and negatively impact our ability to sell our products.

Our office lease expires in 2007 and, as a result, we will incur costs associated with negotiating a new or renewed lease, as well as possible relocation costs.

We lease office space, used as our headquarters and primary business location, at 101 Billerica Avenue, North Billerica, Massachusetts. Our current lease expires in the second half of 2007. As a result, we have engaged a real estate agent to assist us in considering our options. We anticipate that we will lease a new facility in the same general vicinity as our current location, but which will nevertheless require us to relocate our operations and incur relocation costs. The process of evaluating our options, negotiating a new or renewed lease, and managing a relocation will require expense, time and attention from members of management. Further, if we elect to lease a new facility, we will incur related expenses and will encounter disruption of operations related to the move, all of which could have a material adverse effect on our financial condition and results of operations.

We face risks associated with international sales and operations that could impair our ability to grow our revenues abroad.

International activities involve risks that we do not have to address in the domestic market, such as difficulties in managing foreign operations, different regulatory requirements and different technology standards. We currently do not have significant foreign operations or sales capabilities. Any future international sales will be subject to, among other things, currency exchange rate fluctuation risks. As a result, increases in the value of the United States dollar relative to foreign currencies would cause our products to become less competitive in international markets and could result in limited, if any, sales and profitability. To the extent that we denominate sales in foreign currencies or incur significant operating expenses denominated in local currencies, we will be exposed to increased risks of currency exchange rate fluctuations.

We may experience difficulty in identifying, acquiring and integrating acquisition candidates.

We may acquire complementary businesses, technologies or product lines. We may not be able to identify and acquire suitable candidates on reasonable terms. We compete for acquisition candidates with other companies that have substantially greater financial, management and other resources than we do. If we do complete an acquisition, then we may face numerous business risks. These risks include difficulties in assimilating the acquired operations, technologies, personnel and products, difficulties in managing geographically dispersed and international operations; difficulties in assimilating diverse financial reporting and management information systems; the diversion of management’s attention from other business concerns; the potential disruption of our business; and the potential loss of key employees, customers, distributors or suppliers. We may finance acquisitions by issuing shares of our common stock, which could dilute our existing stockholders. We may also use cash or incur additional debt to pay for these acquisitions. In addition, we may be required to expend substantial funds to develop acquired technologies. We may also be required to amortize significant intangible assets in connection with future acquisitions, which could adversely affect our operating results.

Our intellectual property protection may be inadequate to protect our proprietary rights, and we may be subject to infringement claims that could subject us to significant liability and divert the time and attention of our management.

We regard our products and technology as proprietary. We attempt to protect them through a combination of patent protection, copyrights, trademarks, trade secret laws, contractual restrictions on disclosure and other methods. These methods may not be sufficient to protect our proprietary rights. We presently have 20 patents granted in the United States and over 50 United States and foreign patent applications pending. We cannot be certain that patents will be granted based on these or any other applications, or that, even if issued, the patents will adequately protect our technology. We also generally enter into confidentiality agreements with our employees, consultants and customers, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise misappropriate and use our products or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights to the same extent as do the laws of the United States, or to develop similar technology independently. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could harm our business.

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

We expect our current cash, cash equivalents and marketable securities will meet our normal working capital and capital expenditure needs for at least the next twelve months. We may need to raise additional funding at that time or earlier if we decide to undertake more rapid expansion, including acquisitions of complementary products or technologies, or if we increase our research and development or other efforts, or in connection with any strategic alternative. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders, or through the incurrence of debt, which could affect our cash flows and flexibility with respect to future operations, financings and acquisitions. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously harm our business.

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

As of January 1, 2006, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). Our adoption of this SFAS 123R resulted in material non-cash charges to our earnings and we expect such non-cash charges to continue to have a material impact on future earnings. It may not be possible to calculate the future impact with respect to stock-based grants as the amount of these charges to earnings fluctuates with the price of our common stock and other factors. It is possible that some investors might consider this impact on operating results to be material, which could result in a decline in the price of our common stock.

Our estimates and judgments related to critical accounting policies could be inaccurate.

We consider accounting policies related to revenue recognition, inventory valuation, warranty liabilities, long-lived assets, restructuring and impairment charges and stock-based compensation to be critical in fully understanding and evaluating our financial results. Management makes certain significant accounting judgments and estimates related to these policies. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these critical accounting policies prove to be inadequate.

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

Our headquarters is currently located in a leased facility in North Billerica, Massachusetts, consisting of approximately 81,000 square feet under a lease expiring in the second half of 2007.

We anticipate that we will lease a new facility in the same general vicinity as our current location, particularly to house employees associated with the Soapstone initiative, which will require us to relocate operations and incur relocation costs. The commercial real estate market in the Boston area is unpredictable in terms of available space, rental and occupancy rates and preferred locations.

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. U.S. District Court has ordered that all proceedings in the consolidated cases brought against the Company and against the roughly 300 other issuers sued in substantially similar cases (including proceedings relating to the proposed settlement) will be stayed pending the ruling by the Court of Appeals on whether to entertain that petition for rehearing. As a result, in part, of that filing, the impact, if any, of the Court of Appeals’ ruling on the viability of the proposed settlement cannot yet be determined.

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

During the quarter ended December 31, 2006, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been traded on the NASDAQ National Market under the symbol “AVCI” since July 28, 2000. The following table sets forth, for the periods indicated, the high and low sale prices as reported on the NASDAQ National Market.

	High	Low
Fiscal 2006
First Quarter	$4.46	$3.40
Second Quarter	$9.07	$4.17
Third Quarter	$10.16	$5.04
Fourth Quarter	$8.86	$6.47
Fiscal 2005
First Quarter	$9.30	$3.84
Second Quarter	$5.10	$3.65
Third Quarter	$4.98	$4.10
Fourth Quarter	$5.67	$3.85

As of March 9, 2007, there were approximately 395 stockholders of record.

Stock Performance Graph

The following graph shows the five-year cumulative total stockholder return on the Company’s Common Stock during the period from December 31, 2001 through December 31, 2006, with the cumulative total return on the Nasdaq Stock Market (U.S.) Index and the Nasdaq Telecommunications Index. The comparison assumes $100 was invested on December 31, 2001 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN *

AMONG AVICI SYSTEMS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE NASDAQ TELECOMMUNICATIONS INDEX

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

C.	The Index level for all series was set to 100.00 on December 31, 2001.

Dividend Policy

We have never paid or declared any cash dividends on our common stock or other securities. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business condition and such other factors as the Board of Directors may deem relevant.

Information concerning our equity compensation plans is set forth in our Definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, under the heading of “Equity Compensation Plan Information,” which is incorporated herein by reference.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The statement of operations data for the years ended December 31, 2006, 2005 and 2004, and the balance sheet data as of December 31, 2006 and 2005 are derived from our audited consolidated financial statements, which are included elsewhere in this report. The statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements, which are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share and per share data)
Statement of Operations Data:
Gross revenue:
Product revenue	$76,371	$32,408	$21,150	$35,135	$29,388
Service revenue	6,392	4,794	5,450	4,281	3,756

Gross revenue	82,763	37,202	26,600	39,416	33,144
Common stock warrant discount—Product	(527)	(2,107)	(2,108)	(2,451)	(3,266)

Net revenue	82,236	35,095	24,492	36,965	29,878
Cost of revenue—Product (1)	26,328	11,148	9,814	11,606	15,133
Cost of revenue—Service	1,795	2,127	2,269	3,053	2,272

Gross margin	54,113	21,820	12,409	22,306	12,473
Operating expenses:
Research and development (2)	30,594	36,164	32,647	47,151	58,351
Sales and marketing (2)	4,228	9,112	10,847	11,044	14,224
General and administrative (2)	5,790	4,740	5,763	6,250	8,020
Restructuring charges	7,617	—	—	—	925

Total operating expenses	48,229	50,016	49,257	64,445	81,520

Gain (Loss) from operations	5,884	(28,196)	(36,848)	(42,139)	(69,047)
Interest income	2,571	1,754	1,423	2,181	4,201
Interest expense	—	—	—	(30)	(161)
Other income, net *	—	1,788	—	2,957	227

Income (loss) before income taxes	8,455	(24,654)	(35,425)	(37,031)	(64,780)
Provision for income taxes	(170)	—	—	—	—

Net income (loss)	$8,285	$(24,654)	$(35,425)	$(37,031)	$(64,780)

Net earnings (loss) per diluted share	$0.60	$(1.91)	$(2.81)	$(3.02)	$(5.20)

Weighted average diluted common shares	13,706,889	12,887,979	12,628,408	12,248,606	12,456,221

(1) Includes inventory and inventory related charges and (credits), as follows:

Inventory and inventory related charges associated with restructuring	$3,094	$—	$—	$—	$—
Credits from utilization of inventory previously written off in 2001	(215)	(323)	(773)	(1,910)	(2,468)

(2) Includes certain non-cash, stock-based compensation, as follows:

Research and development	$440	$—	$222	$668	$2,507
Sales and marketing	151	—	42	181	762
General and administration	228	—	45	173	842

	$819	$—	$309	$1,022	$4,111

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$68,599	$50,219	$69,026	$95,930	$125,089
Working capital	52,743	38,435	50,116	56,821	64,725
Total assets	84,690	77,670	94,413	116,046	158,154
Long-term obligations, less current portion	—	—	—	—	46
Total stockholders’ equity	66,184	52,190	76,270	100,227	134,897

*	Relates to assignment of a claim in bankruptcy in 2005, customer credits that expired unused in 2003 and a gain from an insurance settlement in 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Form 10-K. This report contains forward-looking statements, which involve risks and uncertainties. We make such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described above in Item 1A under “Risk Factors.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. Forward-looking statements include statements regarding the future or Avici’s expectations, beliefs, intentions or strategies regarding the future and may be identified by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” and similar expressions.

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

On February 16, 2006, Avici announced a plan to restructure its business and realign its cost structure to execute a focused strategy aimed at driving Avici toward profitability and positive cash flow. The restructuring plan included a workforce reduction and employee retention plan, charges related to excess inventory and inventory related costs, asset impairment and other costs. Through March 31, 2007, the Company expects to record total restructuring charges of approximately $10.8 million, of which $8.2 million is cash based. In 2006 Avici recorded $10.7 million of these charges, and expects to record the remaining $0.1 million, all of which are workforce related and cash based in the first quarter of 2007. In connection with this announcement in February 2006, Avici also indicated that, in consultation with its investment bankers, it would evaluate strategic alternatives that may include a further restructuring of the business.

In February 2007 we announced our decision to launch a new product initiative (“Soapstone”) that leverages our deep knowledge of carrier-world transport elements and our leadership role in industry forums. The product initiative is designed to enable carriers to bring orderly, predictable, business-driven behavior to their networks, regardless of vendor or technology composition.

Since our inception, we have incurred significant losses. As of December 31, 2006, we had an accumulated deficit of $417.4 million. Although we recorded our first net income in 2006 and strive to continue such profitability, there is no certainty that profitability will continue.

Revenues

We expect that substantially all of our revenue in the next twelve months will continue to depend on product sales and service revenue from our current customers, primarily AT&T. Under existing procurement agreements, our customers are not committed to purchase any minimum quantities of products from us. In September 2004, we amended our original procurement agreement with AT&T to extend through December 31, 2009. The agreement describes the conditions under which AT&T may purchase equipment and services from us and provides AT&T with the ability, but not the obligation to purchase equipment and services from us. The agreement has no minimum purchase commitment. We do not anticipate recording any material revenue in the next twelve months associated with Soapstone.

Prior to our restructuring, we sought to increase our worldwide presence through indirect sales channels established through agreements with system integrators and distribution partners. In April 2003, we entered into a strategic relationship with Huawei. The agreement had no minimum purchase commitment and expired in April 2005. In January 2004, we entered into a worldwide three-year strategic agreement with Nortel Networks (“Nortel”) to market, sell and support Avici’s carrier-class core routers as part of its converged network solutions based on Internet Protocol (IP) technology. The agreement has no minimum purchase commitment and expired in January 2007. The relationships with Nortel and Huawei did not produce the results we anticipated when entering into these relationships. Our current strategy does not include the development of and investment in distribution channels in the core router business.

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

Cost of Revenue

Cost of Revenue—Product includes material cost, provision for warranty, rework, depreciation, provision for excess and obsolete inventory and, in first and third quarters of 2006, charges of $1.4 million and $1.7 million, respectively, directly associated with Avici’s restructuring. We outsource our manufacturing operations to contract manufacturers that assemble and test our products in accordance with our specifications. Accordingly, a significant portion of our product cost is material cost paid to these entities. Avici’s cost of revenue also includes overhead costs, primarily for material procurement associated with our manufacturing. Warranty costs and inventory provisions are expensed as cost of revenue-product.

Cost of Revenue—Service includes costs associated with providing customer support and maintenance services.

Research and Development

Research and development expenses consist primarily of salaries and related employee costs, depreciation expense on laboratory equipment and project costs, namely, prototype equipment, materials costs and third-party costs and fees related to the development and prototyping of our proprietary technology. Project costs may vary from period to period depending upon the timing and extent of applicable initiatives. In the future, we expect research and development expenses to decline, resulting from the full-year benefit from the restructuring and re-alignment of Avici’s cost structure, partially offset by additional development related to Soapstone.

Sales and Marketing

Sales and marketing expenses have consisted primarily of salaries and related employee costs, sales commissions, travel, public relations, training and other costs associated with marketing material and tradeshows. In the future, we expect sales and marketing expenses to decline, resulting from the full-year benefit from the restructuring and re-alignment of Avici’s cost structure, partially offset by additional expenses related to Soapstone.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel as well as professional and compliance related fees. In the future, we expect general and administrative expenses to decline, resulting from the full-year benefit from the restructuring and re-alignment of Avici’s cost structure.

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

The Company expects to record total restructuring charges of approximately $10.8 million, of which $8.2 million is cash based. In 2006 Avici recorded $10.7 million of these charges.

Workforce restructuring

The restructuring plan resulted in the reduction of approximately 45% of the employee base of full-time and contract employees across all business functions and geographic regions. Avici expects to record $5.5 million of employee related charges, all of which are cash based. In 2006, Avici recorded $5.4 million of these charges. Avici expects to pay approximately $1.6 million in the first quarter of 2007.

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

In connection with its restructuring, Avici also evaluated certain of its customer relationships and the outcome of this evaluation resulted in Avici agreeing to terminate one of its customer contracts. Avici has not recorded any revenue under this customer contract since all revenue recognition criteria were not met. Under the terms of the termination agreement, the customer will return Avici’s product after a transition period during which Avici will provide product support estimated to cost $0.3 million. In addition, Avici unwound the financial arrangements, reversing remaining accounts receivable and deferred revenue balances and committing to pay $1.4 million. Avici paid $0.7 million in 2006 and will pay the balance upon return of the inventory, scheduled for the third quarter of 2007. Avici has assessed the inventory expected to be received from this customer for recoverability and has adjusted the carrying value accordingly. In 2006 Avici recorded a net charge of $1.7 million in cost of revenue—product as a result of the adjustments relating to this termination agreement. Avici amended the termination agreement in January 2007 and provided incentives to this customer to return the inventory earlier than originally scheduled. Upon such earlier return an additional payment will be made. Avici will record such costs, when it becomes probable an additional loss will be incurred.

Asset impairment

In January 2004, in connection with a three-year strategic OEM agreement with Nortel, Avici issued a warrant to purchase 800,000 shares of Avici common stock as further described in Common Stock Warrant Discount—Product above. The fair value of the warrant was capitalized as contract distribution rights and was being amortized as a reduction of revenue on a straight-line basis over three years. As a result of Avici’s implementation of a revised customer strategy and public announcements by the channel partner of a strategic shift away from wire line data, Avici anticipated minimal future revenue under this agreement. As a result, Avici determined that the unamortized balance of such contract distribution rights ($1.6 million) was impaired and wrote off such balance in the first quarter of 2006.

Other costs

Avici also recorded in 2006, $0.7 million of other restructuring costs relating primarily to certain contract cancellations, legal and administrative expenses.

The restructuring charges recorded in 2006 and the reserve activity are summarized as follows:

	Total Restructuring Charge	Non-cash Charges	Payments	Accrual Balance at December 31, 2006
Workforce restructuring related	$5,371	$—	$3,883	$1,488
Asset impairment	1,580	1,580	—	—
Other costs	666	—	666	—

Restructuring and impairment charges	7,617	1,580	4,549	1,488

Inventory and inventory related costs recorded in cost of revenue—product	3,094	1,065	1,104	925

Total	$10,711	$2,645	$5,653	$2,413

Stock-based Compensation

Through December 31, 2001, Avici had recorded cumulative non-cash deferred compensation, relating to pre-IPO stock option grants, as an element of stockholders’ equity, representing the aggregate difference between the deemed fair value of Avici’s common stock and the exercise price of stock options and restricted stock granted and the selling price of stock sold. The deferred compensation was recognized as an expense over the vesting period of the stock options and restricted stock and was fully expensed by the third quarter of 2004. During the year ended December 31, 2004, Avici recorded approximately $0.3 million of non-cash compensation expense associated with these grants.

In 2004, 2005 and 2006, Avici granted 120,000, 172,000 and 92,500 shares, respectively, of performance-based restricted stock to certain key employees of the Company. The shares vest no later than five years from the grant date. Vesting may be accelerated upon the achievement of certain pre-defined performance milestones. The value of the shares at the dates of grant was $1.3 million, $0.8 million and $0.6 million for 2004, 2005 and 2006, respectively, and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the shorter of the expected performance period or the five year vesting period. The performance criteria for the 2004 grants were met in 2006 and accordingly all unamortized expenses associated with such grant were expensed.

Effective January 1, 2006, Avici adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. The adoption of SFAS 123R resulted in a non-cash expense of $0.8 million in the year ended December 31, 2006.

Critical Accounting Policies

Avici considers the following accounting policies related to revenue recognition, inventory valuation, warranty liabilities, long-lived assets, restructuring and impairment charges and stock-based compensation to be critical accounting policies due to the estimation processes and judgments involved in each. Avici bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Consistent with Statement of Position No. 97-2, Avici recognizes revenue from product sales upon shipment or delivery to customers, including resellers, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, Avici recognizes revenue when those uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). Avici uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. We also generate revenue from support and maintenance as well as installation and service. We defer revenue from support and maintenance contracts and recognize it ratably over the period of the related agreements. We recognize revenue from installation and other services as the work is performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. In the event the Company is unable to meet one or all of the above criteria on a timely basis, revenue recognized for any reporting period could be adversely affected.

Inventory Valuation

We value our inventory at the lower of the actual cost to purchase or the current estimated market value. We regularly review inventory quantities on hand and at customer sites and inventory commitments with suppliers and record a provision for potentially excess and obsolete inventory based primarily on our estimated forecast of product demand for up to the next twelve months. When we place end-of-life orders we review the recovery of such components against the expected future revenue over several years. Demand for our products can fluctuate suddenly and significantly due to changes in economic and business conditions. A significant increase in demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand or change in strategy could result in an increase in the amount of excess inventory on hand and at suppliers. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory on hand and at suppliers. Therefore, although we endeavor to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could result in additional reserves in future periods for the existing inventories and hence could have a significant impact on the value of our inventory and our reported operating results.

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

Long-lived Assets

We review property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate over the remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. We have recognized no material impairment adjustments related to our property, plant, and equipment. In the first quarter of 2006 we recorded a $1.6 million impairment charge against contract distribution rights in conjunction with restructuring actions. Deterioration in our business in the future could lead to additional impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

Restructuring and Impairment Charges

During the first quarter of fiscal 2006, Avici restructured its business and realigned its cost structure and expects to record total restructuring charges of approximately $10.8 million, of which $10.7 million was recorded in 2006. The restructuring charges included a workforce reduction, charges related to excess inventory and inventory related costs, asset impairment and other costs. These restructuring activities required us to make numerous assumptions and estimates, including future employee retention rate, future revenue levels, product and customer mix, ability to sell used equipment, lab deployment needs and recoverability of intangible assets. The estimates and assumptions relating to the restructuring activities are continually monitored and evaluated, and if these estimates and assumptions change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring activities.

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

Results of Operations

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

Revenue

Total gross revenue increased $45.6 million to $82.8 million in 2006 from $37.2 million in 2005. Gross product revenue increased $44.0 million to $76.4 million in 2006 from $32.4 million in 2005. Net product revenue, after warrant amortization of $0.5 million, increased $45.5 million to $75.8 million in 2006 from $30.3 million in 2005. The increase in gross and net product revenue in 2006 was primarily due to a significant increase in the volume of product ordered from AT&T as compared to 2005.

We cannot predict future revenue volumes, however we do not believe that the revenue volumes experienced during 2006 will be sustainable and we are planning the business at reduced revenue volumes.

Service revenue increased $1.6 million to $6.4 million in 2006 from $4.8 million in 2005. The increase in service revenue was primarily due to a larger installed base of products.

One customer, namely AT&T accounted for 94% of the gross revenue in 2006 and 2005. We anticipate future core router product revenue to continue to be highly concentrated from this one customer.

Cost of Revenue

Total cost of revenue increased $14.8 million to $28.1 million in 2006 from $13.3 million in 2005. Excluding the impact of inventory and inventory related charges of $3.1 million associated with restructuring expenses in 2006, product cost of revenue was 31% and 37% of gross product revenue in 2006 and 2005, respectively. The lower product cost of revenue as a percentage of gross product revenue, excluding the impact of inventory and inventory related charges associated with restructuring expenses, in the 2006 as compared to the 2005 was primarily due to spreading certain fixed costs over a significantly higher product volume in 2006, favorable product mix, and higher direct sales.

We expect future product costs as a percent of gross revenue will continue to be affected by changes in the mix of products sold, discounts and related pricing, changes in material costs, excess inventory and obsolescence charges and credits, warranty liability, changes in volume and pricing competition.

Service cost of revenue was 28% and 44% of service revenue in 2006 and 2005, respectively. The lower percentage in 2006 was due to lower depreciation and labor costs and higher revenue in 2006.

Research and Development

Research and development expenses decreased $5.6 million to $30.6 million in 2006 from $36.2 million in 2005. The decrease in 2006 as compared to 2005 was primarily due to a decrease in labor and labor related expenses of $5.1 million due to the workforce reductions associated with the restructuring.

Sales and Marketing

Sales and marketing expenses decreased $4.9 million to $4.2 million in 2006 from $9.1 million in 2005. The decrease in 2006 was primarily due to lower labor and labor related expenses and lower travel expenses as a result of the significant workforce reductions associated with the restructuring plan.

General and Administrative

General and administrative expenses increased $1.1 million to $5.8 million in 2006 from $4.7 million in 2005. The increase in 2006 was due to higher labor and labor related expenses primarily due to stock-based compensation expense associated with stock grants and due to the adoption of SFAS 123R.

Interest Income

Interest income increased $0.8 million to $2.6 million in 2006 from $1.8 million in 2005. The increase in 2006 was primarily due to increased investment yields available in the market as well as a higher invested cash balance.

Other Income

Other income was $1.8 million in 2005. During the second quarter of 2005, the Company reached an agreement with an independent third party to assign to the third party a claim in bankruptcy held by the Company in consideration for $1.3 million which was received in the second quarter of 2005. Other income in 2005 also includes the reversal of approximately $0.5 million of credits previously established in connection with this claim.

Provision for Income Taxes

In 2006, Avici provided for federal and state income taxes of approximately $0.2 million after giving benefit to the utilization of net operating loss carryforwards. Avici has incurred net operating losses from inception through December 31, 2005, thus, no provision for federal or state income taxes were recorded for those periods. As of December 31, 2006, Avici had net operating loss carryforwards for federal and state income tax purposes of approximately $349.9 million and $155.7 million, respectively. Approximately $15.2 million of Avici’s net operating loss carryforwards relate to deductions associated with Avici’s stock option plans, which will be benefited through stockholders’ equity if realized. The federal and state net operating loss carryforwards begin to expire in 2012 and 2007, respectively. As of December 31, 2006 Avici also has gross federal and state research tax credit carryforwards of approximately $11.8 million and $9.0 million respectively, which will begin to expire in 2012. The utilization of the net operating loss carryforwards may be subject to annual limitations as a result of changes in the ownership of the Company.

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

Research and Development

Research and development expenses increased $3.6 million to $36.2 million in 2005 from $32.6 million in 2004. The increase in 2005 from 2004 was primarily due to an increase in labor and labor related expenses of $5.5 million. Such increase was due to deployment of additional resources primarily on a contract basis to support product innovation for existing and future products, and realignment of the Company’s compensation program including management incentive costs as performance targets for the first six months in 2005 were achieved. The increase in 2005 was partially offset by lower depreciation and project related expenses of $2.0 million and $0.4 million, respectively.

Sales and Marketing

Sales and marketing expenses decreased $1.7 million to $9.1 million in 2005 from $10.8 million in 2004. The decrease in 2005 was primarily due to lower spending on marketing programs and travel related expenses. Also contributing to the decrease was higher sales incentive costs and recruiting costs in 2004.

General and Administrative

General and administrative expenses decreased $1.1 million to $4.7 million in 2005 from $5.8 million in 2004. The decrease in 2005 was primarily due to lower costs associated with labor, depreciation and insurance.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, from the exercise of stock options by employees. From inception through December 31, 2006, we raised approximately $422.2 million from these equity offerings. In 2006, we gained $17.7 million in cash from operating activities, compared to $11.3 million used in 2005 and $24.2 million used in 2004. The significant change in our cash from operating activities in 2006 as compared to 2005 and 2004 was primarily a result of net income before non cash items such as depreciation, warrant amortization and stock compensation expenses. We expect that in the future, working capital requirements will fluctuate based on the timing of payments associated with remaining restructuring costs, the timing of customer orders, the related need to build inventory in anticipation of orders and actual shipment dates. In addition, we expect to selectively invest in infrastructure costs needed to support the scale of operations.

Purchases of property and equipment were $2.1 million in 2006, compared to $7.8 million in 2005, and $6.9 million in 2004. Purchases of property and equipment decreased in 2006 as compared to 2004 and 2003 primarily due to a focused spending level to match our expected development requirements under our restructured business. The timing and amount of future capital expenditures will depend primarily on our future growth. We expect that capital expenditures will be approximately $2.0 million to $3.0 million in 2007. We expect that capital expenditure requirements may increase if product sales increase, creating a need for increased levels of test and management information systems equipment.

At December 31, 2006, we had cash and cash equivalents of $39.7 million, current marketable securities of $20.4 million, and long-term marketable securities of $8.5 million, totaling $68.6 million. In addition, we had $1.0 million of restricted cash collateralized towards a letter of credit; this letter of credit expired and the cash became unrestricted in February of 2007 and the remaining $0.2 million of restricted cash is held as deposits for facility related obligations. We believe that our existing cash, cash equivalents and marketable securities will meet our normal operating and capital expenditure needs for the next twelve months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may also be required to enter into revised terms with key vendors, some of which could be less favorable to us. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

On February 16, 2006, Avici announced a plan to restructure its business which included a workforce reduction and employee retention plan, charges related to excess inventory and inventory related costs, asset impairment and other costs. Related to this restructuring initiative, Avici recorded $10.7 million in 2006 and expects to record the remaining $0.1 million in the first quarter of 2007. The cash based charge is $8.2 million, of which the remaining $2.5 million will be paid in 2007.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

At December 31, 2006, our contractual obligations, which consist entirely of contractual commitments for the restructuring plan, operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year	Restructuring Plan	Operating Leases	Inventory Purchase Commitment	Total
2007	$114	$774	$4,600	$5,488
Thereafter	—	—	—	—

Total future contractual commitments	$114	$774	$4,600	$5,488

Payments made under operating leases, which expires in the second half of 2007, will be treated as rent expense for the facilities. We outsource the manufacture and assembly of our products. During the normal course of business, in order to maintain competitive lead times for customers and adequate supply of components, we enter into agreements with certain suppliers to procure inventory based upon criteria defined by us.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Avici will adopt this pronouncement beginning in fiscal year 2007. The adoption of the provisions of SFAS No. 154 is not expected to have a material impact on Avici’s financial position or results of operations.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the effect, if any, that the implementation of FAS 157 will have on the financial position or results of operations of the Company.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2007. We do not expect SAB 108 to have a material impact on the financial position or results of operations of the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and, to a lesser extent, foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, state and municipal bonds including auction rate securities with a weighted-average maturity ranging from less than one year to over 10 years. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2006, the fair market value of these investments would decline by an immaterial amount. Except for auction rate securities, we have the ability to hold our other fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Carrying Value at December 31, 2006 (in thousands)				Grand total
	Maturing in
	2007	2008	2009-2016	After 2016
Cash and Cash Equivalents	$39,679	$—	$—	$—	$39,679
Weighted Average Interest Rate	5.13%	—	—	—	5.13%
Marketable Securities	$15,816	$8,504	$—	$4,600	$28,920
Weighted Average Interest Rate	5.12%	5.31%	—	5.32%	5.21%
Total Portfolio	$55,495	$8,504	$—	$4,600	$68,599
Weighted Average Interest Rate	5.13%	5.31%	—	5.32%	5.16%

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

AVICI SYSTEMS INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Avici Systems Inc.

We have audited the accompanying consolidated balance sheets of Avici Systems Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avici Systems Inc. as of December 31, 2006 and 2005, and the result of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of Avici Systems Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 12, 2007

AVICI SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$39,679	$2,973
Marketable securities	20,416	45,147
Trade accounts receivable, net of allowance of $145	3,583	6,122
Inventories	5,438	8,172
Prepaid expenses and other current assets	890	1,501
Restricted cash	1,243	—

Total current assets	71,249	63,915

Property and equipment, at cost:
Computer equipment	39,545	38,696
Laboratory and test equipment	54,617	53,570
Leasehold improvements	4,374	4,343
Furniture and fixtures	1,063	1,063

	99,599	97,672
Less—Accumulated depreciation and amortization	94,662	88,366

Net property and equipment	4,937	9,306
Other assets:
Long-term marketable securities	8,504	2,099
Contract distribution rights	—	2,107
Restricted cash	—	243

Total other assets	8,504	4,449

	$84,690	$77,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,772	$7,340
Accrued payroll and payroll-related costs	2,497	2,514
Accrued restructuring expenses	2,413	—
Accrued other	1,232	1,656
Deferred revenue	9,592	13,970

Total current liabilities	18,506	25,480
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value— Authorized 5,000,000 shares Issued and outstanding—none	—	—
Common stock, $0.0001 par value— Authorized—250,000,000 shares Issued—14,409,147 shares at December 31, 2006 and 13,668,781 shares at December 31, 2005	1	1
Additional paid-in capital	479,629	474,976
Common stock warrants	6,321	6,321
Treasury stock, at cost—511,489 shares at December 31, 2006 and 492,150 shares at December 31, 2005	(2,355)	(2,200)
Deferred compensation	—	(1,211)
Accumulated deficit	(417,412)	(425,697)

Total stockholders’ equity	66,184	52,190

	$84,690	$77,670

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except share and per share amounts)
Revenue:
Product	$76,371	$32,408	$21,150
Service	6,392	4,794	5,450

Total gross revenue	82,763	37,202	26,600
Common stock warrant discount—product	(527)	(2,107)	(2,108)

Net revenue	82,236	35,095	24,492
Cost of revenue—product (1)	26,328	11,148	9,814
Cost of revenue—service	1,795	2,127	2,269

Total cost of revenue	28,123	13,275	12,083

Gross margin	54,113	21,820	12,409

Operating expenses:
Research and development (2)	30,594	36,164	32,647
Sales and marketing (2)	4,228	9,112	10,847
General and administrative (2)	5,790	4,740	5,763
Restructuring	7,617	—	—

Total operating expenses	48,229	50,016	49,257

Income (loss) from operations	5,884	(28,196)	(36,848)
Interest income	2,571	1,754	1,423
Other income	—	1,788	—

Income (loss) before income taxes	8,455	(24,654)	(35,425)
Provision for income taxes	(170)	—	—

Net income (loss)	$8,285	$(24,654)	$(35,425)

Net income (loss) per share:
Basic	$0.62	$(1.91)	$(2.81)

Diluted	$0.60	$(1.91)	$(2.81)

Weighted average shares:
Basic	13,309,017	12,887,979	12,628,408

Diluted	13,706,889	12,887,979	12,628,408

(1) Includes inventory charges and (credits), as follows:
Inventory and inventory related charges associated with restructuring	$3,094	$—	$—
Credits from utilization of inventory previously written off in 2001	(215)	(323)	(773)

(2) Includes certain non-cash, stock-based compensation, as follows:
Research and development	$440	$—	$222
Sales and marketing	151	—	42
General and administrative	228	—	45

	$819	$—	$309

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Common Stock Warrants	Subscriptions Receivable	Treasury Stock		Deferred Compensation and Other Consideration	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.0001 Par Value				Shares	Amount
	(in thousands)
Balance, December 31, 2003	12,716	$1	$458,567	$12,200	$(2,500)	(482)	$(2,108)	$(315)	$(365,618)	$100,227
Issuance of common stock warrants to a customer				6,321						6,321
Issuance of stock relating to Employee Stock Purchase Plan	57		222							222
Issuance of restricted stock to employees	155		1,805					(1,805)		—
Exercise of common stock options	566		3,895							3,895
Amortization of deferred compensation								930		930
Purchase of treasury stock, at cost						(8)	(79)			(79)
Forfeiture and retirement of restricted stock due to employee terminations	(55)		(2,876)		2,500			338		(38)
Compensation expense relating to stock option modification			217							217
Net loss									(35,425)	(35,425)

Balance, December 31, 2004	13,439	$1	$461,830	$18,521	$—	(490)	$(2,187)	$(852)	$(401,043)	$76,270
Issuance of stock relating to Employee Stock Purchase Plan	47		172							172
Issuance of restricted stock to employees	172		795					(795)		—
Exercise of common stock options	40		158							158
Amortization of deferred compensation								306		306
Purchase of treasury stock, at cost						(2)	(13)			(13)
Forfeiture and retirement of restricted stock due to employee terminations	(29)		(179)					130		(49)
Expiration of common stock warrants			12,200	(12,200)						—
Net loss									(24,654)	(24,654)

Balance, December 31, 2005	13,669	$1	$474,976	$6,321	$—	(492)	$(2,200)	$(1,211)	$(425,697)	$52,190
Issuance of stock relating to Employee Stock Purchase Plan	32		117							117
Issuance of restricted stock to employees	92									—
Stock-based compensation			1,907							1,907
Exercise of common stock options	708		3,819							3,819
Modification of stock options			135							135
Purchase of treasury stock at cost						(19)	(155)			(155)
Forfeiture of restricted stock due to employee terminations	(92)		(114)							(114)
Reversal of deferred compensation upon adoption of SFAS 123(R)			(1,211)					1,211		—
Net income									8,285	8,285

Balance, December 31, 2006	14,409	$1	$479,629	$6,321	$—	(511)	$(2,355)	$—	$(417,412)	$66,184

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$8,285	$(24,654)	$(35,425)
Adjustments to reconcile net income (loss) to net cash from operating activities—
Non-cash restructuring expenses	1,580	—	—
Depreciation and amortization	6,323	6,729	9,310
Stock-based compensation	1,900	281	1,109
Amortization of common stock warrant discount—product	527	2,107	2,108
Changes in current assets and liabilities—
Trade accounts receivable	2,539	(1,879)	2,377
Inventories	2,867	(1,136)	(5,814)
Prepaid expenses and other current assets	611	(36)	(265)
Accounts payable	(4,568)	313	1,488
Accrued payroll and payroll related	(17)	615	(1,970)
Accrued restructuring costs	2,413	—	(412)
Accrued other	(396)	(238)	(1,395)
Deferred revenue	(4,378)	6,623	4,658

Net cash provided by (used in) operating activities	17,686	(11,275)	(24,231)

Cash flows from investing activities:
Proceeds from the sale and maturity of marketable securities	67,184	52,533	53,312
Purchases of marketable securities	(48,858)	(51,491)	(22,542)
Purchases of property and equipment	(2,087)	(7,849)	(6,854)
Proceeds from or (deposits of) restricted cash	(1,000)	—	189

Net cash provided by (used in) investing activities	15,239	(6,807)	24,105

Cash flows from financing activities:
Payments on capital lease obligations	—	—	(46)
Repurchase of common stock	(155)	(13)	(79)
Proceeds from employee stock purchase plan	117	172	222
Proceeds from exercise of stock options	3,819	158	3,895

Net cash provided by financing activities	3,781	317	3,992

Net increase (decrease) in cash and cash equivalents	36,706	(17,765)	3,866
Cash and cash equivalents, beginning of year	2,973	20,738	16,872

Cash and cash equivalents, end of year	$39,679	$2,973	$20,738

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

Avici is subject to a number of risks and challenges similar to other companies in a similar stage of development. These risks include, but are not limited to, dependence on few customers, dependence on key individuals, dependence on contract manufacturers and key suppliers of integral components, the need to develop and market commercially usable products, the ability to obtain adequate financing to support growth and product development and competition from substitute products and larger companies with greater financial, technical, management and marketing resources.

Avici posted a net income of approximately $8.3 million for the year ended December 31,2006 and net losses of approximately $24.7 million, and $35.4 million, for the years ended December 31, 2005 and 2004, respectively. At December 31, 2006, Avici had an accumulated deficit of approximately $417.4 million and has funded those losses primarily through the sale of redeemable convertible preferred stock, the proceeds from the sale of its common stock and certain capital leases. Avici is dependent on one major customer and the proceeds of these financings to meet its future working capital and research and development needs.

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in these notes to consolidated financial statements.

(a)	Revenue Recognition

Avici records revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Avici recognizes revenue from product sales upon shipment or delivery to customers, including resellers, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, Avici recognizes revenue when those uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). Avici uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. Revenue from support and maintenance contracts is recognized ratably over the period of the related agreements. Revenue from installation and other services is recognized as the work is performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

(b)	Cash and Cash Equivalents and Marketable Securities

Avici follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Avici has classified its marketable securities, except auction rate certificates, which are available for sale, as held-to-maturity and recorded them at amortized cost, which approximates market value. Unrealized losses are primarily due to rising interest rates and are considered temporary in nature. Avici considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include money markets, certificates of deposit and commercial paper.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(all tabular amounts in thousands except share and per share data)

As of December 31, 2006, cash, cash equivalents and marketable securities consisted of the following:

Securities	Remaining Maturities	Amortized Cost	Fair Market Value	Unrealized Gain (Loss)
Commercial Paper	Within 1 year	$6,651	$6,641	$(10)
Corporate Bonds	Within 1 year	2,004	2,002	(2)
Corporate Bonds	1–2 years	3,507	3,495	(12)
U.S. Government Obligations	Within 1 year	7,161	7,150	(11)
U.S. Government Obligations	1–2 years	4,997	4,996	(1)
Auction Rate Municipal Bonds	Above 10 years	4,600	4,600	—

Total marketable securities		28,920	28,884	(36)
Cash and cash equivalents		39,679	39,679	—

Total cash, cash equivalents and marketable securities		$68,599	$68,563	$(36)

As of December 31, 2005, cash, cash equivalents and marketable securities consisted of the following:

Securities	Remaining Maturities	Amortized Cost	Fair Market Value	Unrealized Gain (Loss)
U.S. Government Obligations	Within 1 year	$12,500	$12,414	$(86)
Corporate Bonds	1–2 years	2,099	2,039	(60)
Corporate Bonds	Within 1 year	4,096	4,018	(78)
Auction Rate Municipal Bonds	2–10 Years	1,600	1,600	—
Auction Rate Municipal Bonds	Above 10 years	26,951	26,951	—

Total marketable securities		47,246	47,022	(224)
Cash and cash equivalents		2,973	2,973	—

Total cash, cash equivalents and marketable securities		$50,219	$49,995	$(224)

(c)	Use of Estimates

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

(d)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,
	2006	2005
Finished goods	$5,094	$7,962
Raw materials	344	210

	$5,438	$8,172

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(all tabular amounts in thousands except share and per share data)

Inventories consist of finished goods and raw materials. Finished goods inventory includes product on hand or product at customer sites, as well as deferred costs associated with shipments for which revenue has been deferred. Raw materials include component parts and chips on hand. Avici regularly reviews inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand for up to the next twelve months. Purchase commitments accrued at December 31, 2006 and 2005 were $0.4 million and $0.7 million, respectively.

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

Accumulated amortization expense and amortization expense on equipment under capital leases is included in accumulated depreciation and depreciation expense, respectively. Depreciation and amortization expense was $6.3 million, $6.7 million, and $9.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.

(f)	Concentrations of Credit and Other Risks

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Avici’s principal credit risk relates to its cash, cash equivalents, marketable securities and accounts receivable. Avici invests its excess cash, cash equivalents and marketable securities primarily in deposits with commercial banks and high-quality corporate securities. One customer accounted for 100% of trade receivables at December 31, 2006. Two customers accounted for 100% of trade receivables at December 31, 2005. One customer accounted for 94% of gross revenue in 2006 and 2005. Three customers accounted for 99% of the gross revenue in 2004.

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

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(all tabular amounts in thousands except share and per share data)

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

(i)	Net Loss per Share and Pro Forma Net Loss per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and restricted common stock. Basic and diluted net loss per share is the same for periods with net loss and all outstanding employee stock options and unvested restricted stock have been excluded, as they are considered antidilutive. All outstanding common stock warrants have been excluded for all periods presented as they are considered antidilutive.

Options to purchase a total of 2,847,293 shares and 2,694,701 shares have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2005 and 2004, respectively. In addition, 239,500 shares and 99,604 shares of unvested restricted common stock have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2005 and 2004, respectively. Warrants to purchase 800,000 shares of common stock have been excluded from the computation of diluted weighted average shares outstanding for the three years in the period ended December 31, 2006.

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

(j)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances involving non-owner sources. During all periods presented, Avici did not have any items of comprehensive income (loss) other than its reported net income/(loss).

(k)	Stock-Based Compensation

Effective January 1, 2006, Avici adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(all tabular amounts in thousands except share and per share data)

measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. Avici also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Avici elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior years presented have not been restated to reflect the fair value method of expensing share-based compensation.

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

2006
Risk-free interest rate	4.86%
Expected dividend yield	—
Expected lives	3.64 years
Expected volatility	73%
Expected forfeiture	19.15%
Weighted average grant date fair value per share of options granted	$3.53

The fair value of grants made under the employee stock purchase plan in 2006 was calculated using the following assumptions: risk-free interest rate of 4.49%, expected lives of 0.5 years and expected volatility of 82.8%.

Avici did not recognize compensation expense under APB 25 for employee stock options in 2005 and 2004, since the exercise price of the Avici’s employee stock option awards equaled the market price of the underlying stock on the dates of grant. The following table illustrates the effects on net loss and net loss per share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	2005	2004
Net loss, as reported	$(24,654)	$(35,425)
Deduct: Stock-based employee compensation expense included in reported net loss	281	1,109
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(2,263)	(3,445)

Pro forma net loss	$(26,636)	$(37,761)

Basic and diluted net loss per share:
As reported	$(1.91)	$(2.81)
Pro forma	(2.07)	(2.99)

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(all tabular amounts in thousands except share and per share data)

The fair value of each option grant in 2005 and 2004 included in the above table was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Risk-free interest rate	3.50-4.43%	2.46-3.59%
Expected dividend yield	—	—
Expected lives	4.0 years	4.0 years
Expected volatility	80%	80%
Weighted average fair value per share of options granted	$2.82	$6.99

Through December 31, 2001, Avici had recorded cumulative non-cash deferred compensation, relating to pre-IPO stock option grants, as an element of stockholders’ equity, representing the aggregate difference between the deemed fair value of Avici’s common stock and the exercise price of stock options and restricted stock granted and the selling price of stock sold. The deferred compensation was recognized as an expense over the vesting period of the stock options and restricted stock and was fully expensed by the third quarter of 2004. During the year ended December 31, 2004, Avici recorded approximately $0.3 million of non-cash compensation expense associated with these grants.

(l)	Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. Avici has conducted its operations in one segment. For the year ended December 31, 2006, the geographic distribution of gross revenue was as follows: North America 95%, Europe 5%. For the year ended December 31, 2005, the geographic distribution of gross revenue was as follows: North America: 95%, Europe: 3%, Asia: 2%. For the year ended December 31, 2004, the geographic distribution of gross revenue was as follows: North America: 73%, Asia (predominantly China): 27%.

(m)	Principles of Consolidation

The consolidated financial statements include the accounts of Avici Systems Inc. and all of its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

(n)	Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Avici will adopt this pronouncement beginning in fiscal year 2007. The adoption of the provisions of SFAS No. 154 is not expected to have a material impact on Avici’s financial position or results of operations.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(all tabular amounts in thousands except share and per share data)

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the effect, if any, that the implementation of FAS 157 will have on the financial position or results of operations of the Company.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2007. We do not expect SAB 108 to have a material impact on the financial position or results of operations of the Company.

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

In January 2004, in connection with a three-year strategic OEM agreement with a channel partner, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $8.03 per share. The agreement provides the channel partner with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may be accelerated if certain performance milestones are achieved or at the discretion of Avici, upon a change in control. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and was being recorded as a reduction of revenue on a straight-line basis over three years. The unamortized balance was deemed impaired and was fully written off in the first quarter of 2006, as further described in Note 3.

During 2000, Avici issued two warrants to purchase an aggregate of 237,500 shares of Avici’s common stock at per-share exercise prices of $124.00 and $110.92. The fair value of the warrants was calculated to be $12.2 million using the Black-Scholes valuation model, and was accounted for as elements of expense and Stockholders’ Equity. The warrants were fully amortized in the Consolidated Statements of Operations in accordance with the terms of the applicable agreements. The warrants, which were non-forfeitable and fully

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(all tabular amounts in thousands except share and per share data)

exercisable, expired in 2005. Accordingly, the $12.2 million previously identified in Stockholders’ Equity as “Common Stock Warrants” was reclassified to “Additional Paid-In-Capital” within Stockholders’ Equity in 2005. The reclassification had no effect on the Avici’s financial condition at December 31, 2005 or on its results of operations for the year then ended.

(c)	Equity-Based Compensation Plans

Avici currently has two primary stock incentive plans: the 1997 Stock Incentive Plan (the “1997 Plan”) and the 2000 Stock Option and Incentive Plan (the “2000 Plan”). A total of approximately 3.5 million shares of common stock have been reserved for issuance under these plans. The 2000 Plan is the only one of the two primary plans under which new awards are currently being issued. The maximum number of shares with respect to which awards may be granted to any employee under the 2000 Plan shall not exceed 500,000 shares of common stock during any calendar year. In addition, any shares not yet issued under the 1997 Plan on or before the date of Avici’s initial public offering or shares subject to options outstanding on the date of Avici’s initial public offering which are forfeited or terminated are available for issuance under the 2000 Plan.

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

As of December 31, 2006, 100,000 shares were available for future grant under the Director Plan.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(all tabular amounts in thousands except share and per share data)

(e)	Option Grants

Option activity under all stock option plans is as follows:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding, December 31, 2003	3,301,912	0.40-128.00	9.79
Granted	538,700	6.41-22.10	11.49
Exercised	(561,358)	0.40-20.68	6.81
Forfeited—Cancelled	(584,553)	3.32-100.00	12.38

Outstanding, December 31, 2004	2,694,701	0.40-128.00	10.26
Granted	907,300	3.67-7.33	4.64
Exercised	(40,119)	0.40-6.03	3.51
Forfeited—Cancelled	(714,589)	3.49-75.50	9.56

Outstanding, December 31, 2005	2,847,293	$0.40-128.00	$8.65
Granted	642,000	5.32-9.50	6.50
Exercised	(708,166)	0.40-8.15	5.39
Forfeited—Cancelled	(874,690)	0.40-128.00	10.06

Outstanding, December 31, 2006	1,906,437	$2.76-100.00	$8.69

Exercisable, December 31, 2006	990,416		$10.94

Exercisable, December 31, 2005	1,614,641		$10.97

Exercisable, December 31, 2004	1,671,808		$11.84

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2006:

	Options Outstanding			Exercisable
Exercise Price	Number of Shares Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.76-4.60	189,884	6.9	$3.86	131,762	$3.73
4.62-5.50	451,674	8.3	4.63	202,247	4.62
5.50-5.89	500	6.8	5.89	395	5.89
6.09-6.52	433,250	9.4	6.10	11,564	6.23
6.52-7.56	214,460	6.4	7.42	166,124	7.54
7.68-9.50	253,638	6.2	8.26	185,763	7.83
9.60-13.32	183,971	7.1	10.78	115,742	10.80
13.32-32.00	136,622	3.6	18.62	134,381	18.59
32.00-60.00	25,188	3.7	52.47	25,188	52.47
60.00-100.00	17,250	3.7	90.41	17,250	90.41

$2.76-100.00	1,906,437	7.4	$8.69	990,416	$10.94

The aggregate intrinsic value of outstanding options as of December 31, 2006 was $2.9 million, of which $1.2 million were vested. The intrinsic value of options exercised in 2006 was $1.9 million.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(all tabular amounts in thousands except share and per share data)

As of December 31, 2006, total unrecognized compensation cost was approximately $1.8 million related to unvested stock-based compensation arrangements granted under the Company’s stock plans and is expected to be recognized over a weighted-average period of less than one year.

(f)	Restricted Stock Grants

In 2004, 2005 and 2006, Avici granted 120,000, 172,000 and 92,500 shares, respectively, of performance-based restricted stock to certain key employees of the Company. The shares vest no later than five years from the grant date. Vesting may be accelerated upon the achievement of certain pre-defined performance milestones. The value of the shares at the dates of grant was $1.3 million, $0.8 million and $0.6 million for 2004, 2005 and 2006, respectively, and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the shorter of the expected performance period or the five year vesting period. The performance criteria for the 2004 grants were met in 2006 and accordingly all unamortized expenses associated with such grant were expensed.

The following table summarizes Avici’s nonvested restricted stock activity for the year ended December 31, 2006:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	239,500	$6.64
Granted	92,500	$6.56
Vested	(60,500)	$10.89
Forfeited	(92,000)	$5.76

Nonvested at December 31, 2006	179,500	$5.62

(g)	2000 Employee Stock Purchase Plan

A total of 187,500 shares of common stock have been reserved for issuance under the 2000 Employee Stock Purchase Plan. The plan contains consecutive, overlapping, 24-month offering periods. Each offering period includes four consecutive six-month purchase periods. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period, whichever is lower, with the option price at the beginning of the first offering period equal to 85% of the initial public offering price. Participation is limited to 10% of the employee’s eligible compensation, not to exceed $25,000 per calendar year or amounts allowed by the Internal Revenue Code. On January 1 of each year, commencing with January 1, 2001, the aggregate number of shares of common stock available for purchase under the 2000 Employee Stock Purchase Plan will automatically increase by the number of shares necessary to cause the total number of shares then available for purchase to be 187,500 shares. During the years ended December 31, 2006, 2005 and 2004, Avici sold 31,700 shares, 46,396 shares and 56,708 shares, respectively, to employees under the 2000 Employee Stock Purchase Plan.

(h)	Shareholder Rights Agreement

On December 5, 2001, the Board of Directors enacted a stockholder rights agreement and declared a dividend of one preferred share purchase right for each outstanding share of common stock outstanding at the close of business on December 17, 2001 to the stockholders of record on that date. Each stockholder of record as

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(all tabular amounts in thousands except share and per share data)

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

(3)	RESTRUCTURING AND IMPAIRMENT CHARGES

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

The Company expects to record total restructuring charges of approximately $10.8 million, of which $8.2 million is cash based. In 2006 Avici recorded $10.7 million of these charges.

Workforce restructuring

The restructuring plan resulted in the reduction of approximately 45% of the employee base of full-time and contract employees across all business functions and geographic regions. Avici expects to record $5.5 million of employee related charges, all of which are cash based. In 2006 Avici recorded $5.4 million of these charges. Avici expects to pay approximately $1.6 million in the first quarter of 2007.

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

In connection with its restructuring, Avici also evaluated certain of its customer relationships and the outcome of this evaluation resulted in Avici agreeing to terminate one of its customer contracts. Avici has not recorded any revenue under this customer contract since all revenue recognition criteria were not met. Under the terms of the termination agreement, the customer will return Avici’s product after a transition period during which Avici will provide product support estimated to cost $0.3 million. In addition, Avici unwound the financial arrangements, reversing remaining accounts receivable and deferred revenue balances and committing to pay $1.4 million. Avici paid $0.7 million in 2006 and will pay the balance upon return of the inventory, scheduled for the third quarter of 2007. Avici has assessed the inventory expected to be received from this customer for recoverability and has adjusted the carrying value accordingly. In 2006 Avici recorded a net charge of $1.7 million in cost of revenue – product as a result of the adjustments relating to this termination agreement. Avici amended the termination agreement in January 2007 and provided incentives to this customer to return the inventory earlier than originally scheduled. Upon such earlier return an additional payment will be made. Avici will record such costs, when it becomes probable an additional loss will be incurred.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(all tabular amounts in thousands except share and per share data)

Asset impairment

In January 2004, in connection with a three-year strategic OEM agreement with Nortel, Avici issued a warrant to purchase 800,000 shares of Avici common stock as further described in Common Stock Warrant Discount—Product above. The fair value of the warrant was capitalized as contract distribution rights and was being amortized as a reduction of revenue on a straight-line basis over three years. As a result of Avici’s implementation of a revised customer strategy and public announcements by the channel partner of a strategic shift away from wire line data, Avici anticipated minimal future revenue under this agreement. As a result, Avici determined that the unamortized balance of such contract distribution rights ($1.6 million) was impaired and wrote off such balance in the first quarter of 2006.

Other costs

Avici also recorded $0.7 million of other restructuring costs relating primarily to certain contract cancellations, legal and administrative expenses.

The restructuring charges recorded in 2006 and the reserve activity are summarized as follows:

	Total Restructuring Charge	Non-cash Charges	Payments	Accrual Balance at December 31, 2006
Workforce restructuring related	$5,371	$—	$3,883	$1,488
Asset impairment	1,580	1,580	—	—
Other costs	666	—	666	—

Restructuring and impairment charges	7,617	1,580	4,549	1,488
Inventory and inventory related costs recorded in cost of revenue—product	3,094	1,065	1,104	925

Total	$10,711	$2,645	$5,653	$2,413

(4)	INCOME TAXES

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

In 2006, Avici provided for federal and state income taxes of approximately $0.2 million after giving benefit to the utilization of net operating loss carryforwards. Avici has incurred net operating losses from inception through December 31, 2005, thus, no provision for federal or state income taxes were recorded for those periods. As of December 31, 2006, Avici had net operating loss carryforwards for federal and state income tax purposes of approximately $349.9 million and $155.7 million, respectively. Approximately $15.2 million of Avici’s net operating loss carryforwards relate to deductions associated with Avici’s stock option plans, which will be benefited through stockholders’ equity if realized. The federal and state net operating loss carryforwards begin to expire in 2012 and 2007, respectively. As of December 31, 2006 Avici also has gross federal and state research tax credit carryforwards of approximately $11.8 million and $9.0 million respectively, which will begin to expire in 2012. The utilization of the net operating loss carryforwards may be subject to annual limitations as a result of changes in the ownership of the Company.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(all tabular amounts in thousands except share and per share data)

The approximate income tax effects of each type of temporary differences and carryforwards are as follows:

	December 31,
	2006	2005
Deferred Tax Assets:
Net operating loss carryforwards	$129,577	$136,315
Research credit carryforwards	17,592	16,419
Depreciation	3,302	3,680
Inventory	2,207	2,280
Stock Compensation	1,337	—
Other accruals	2,093	2,088

Gross deferred tax assets	156,108	160,782
Valuation allowance	(156,108)	(160,782)

Total deferred tax asset	—	—

Total deferred tax liabilities	—	—

Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of the deferred tax assets, Avici has provided a full valuation allowance against these amounts at December 31, 2006 and 2005. The reduction of the valuation allowance in 2006 is due to the utilization of net operating loss carryforwards.

(5)	EMPLOYEE BENEFIT PLAN

Avici has a 401(k) Plan that provides for eligible employees to make contributions on a tax-deferred basis. All employees on the first day of the month following their date of employment are eligible to participate in the 401(k) Plan. Contributions are limited to 15% of their annual compensation, as defined, subject to certain IRS limitations. Avici may contribute to the Plan at its discretion. Employer contributions to the Plan were $0.3 million and $0.4 million at December 31, 2006 and December 31, 2005, respectively.

(6)	COMMITMENTS AND CONTINGENCIES

(a)	Leases

Future minimum payments due under lease agreements at December 31, 2006 are as follows:

Operating Leases
2007	$774

Total payments	$774

Rent expense from operating leases included in the accompanying consolidated statements of operations was approximately $1.2 million, $1.3 million, and $1.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. In connection with its facilities leases, Avici provided letters of credit to the lessor. The letters of credit are fully collateralized by cash of $0.2 million as of December 31, 2006 and 2005, and are recorded as restricted cash in the accompanying consolidated balance sheets. The lease for Avici’s current facility expires in the second half of 2007.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(all tabular amounts in thousands except share and per share data)

(b)	Commitments

Avici outsources the manufacture and assembly of its products. During the normal course of business, in order to maintain competitive lead times for customers and adequate components supply, Avici enters into agreements with certain suppliers to procure inventory based upon criteria as defined by Avici. As of December 31, 2006, Avici is committed to purchase approximately $4.6 million of inventory over the next 12 months.

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

	2006	2005
Product warranty liability, beginning of year	$191	$569
Warranties issued during the period	773	402
Settlements made during the period	(680)	(780)

Product warranty liability, end of year	$284	$191

(d)	Litigation

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

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(all tabular amounts in thousands except share and per share data)

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

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(all tabular amounts in thousands except share and per share data)

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. U.S. District Court has ordered that all proceedings in the consolidated cases brought against the Company and against the roughly 300 other issuers sued in substantially similar cases (including proceedings relating to the proposed settlement) will be stayed pending the ruling by the Court of Appeals on whether to entertain that petition for rehearing. As a result, in part, of that filing, the impact, if any, of the Court of Appeals’ ruling on the viability of the proposed settlement cannot yet be determined.

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

(7)	OTHER INCOME:

In 2005, the Company reached an agreement with an independent third party to assign to the third party a claim in bankruptcy held by the Company in consideration for $1.3 million which was received in the second quarter of 2005. Other income also includes the reversal of approximately $0.5 million of credits previously established in connection with this claim.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(all tabular amounts in thousands except share and per share data)

(8)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated Statement of Operations Data:

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Gross revenue—product	$20,279	$23,574	$18,526	$13,992
Gross revenue—service	1,115	1,696	1,677	1,904
Common stock warrant discount—product	(527)	—	—	—

Net revenue	$20,867	$25,270	$20,203	$15,896

Gross margin—product	$11,511	$17,201	$10,736	$10,068
Gross margin—service	609	1,250	1,227	1,511

Gross margin—total	$12,120	$18,451	$11,963	$11,579

Net income (loss)	$(5,322)	$7,896	$2,723	$2,988

Diluted net income (loss) per share	$(0.41)	$0.58	$0.20	$0.21

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Gross revenue—product	$9,525	$10,460	$7,563	$4,860
Gross revenue—service	1,195	1,174	1,170	1,255
Common stock warrant discount—product	(527)	(527)	(527)	(526)

Net revenue	$10,193	$11,107	$8,206	$5,589

Gross margin—product	$5,712	$6,856	$3,963	$2,622
Gross margin—service	602	638	655	772

Gross margin—total	$6,314	$7,494	$4,618	$3,394

Net loss	$(5,603)	$(2,681)	$(7,768)	$(8,602)

Basic and diluted net loss per share	$(0.44)	$(0.21)	$(0.60)	$(0.67)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in “Internal Control—Integrated Framework”. The assessment did not identify any material weaknesses in our internal control over financial reporting and our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this item 9A under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Avici Systems Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Avici Systems Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avici Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Avici Systems Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Avici Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Avici Systems Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 12, 2007

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2006, under the heading of “Ownership of Management and Directors” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this Form 10-K:

1. All Financial Statements. (see “Consolidated Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2. Financial Statement Schedules. (see “Schedule II – Valuation and Qualifying Accounts,” which is included herein by reference)

3. Exhibits

The following exhibits are filed as part of and incorporated by reference into this Form 10-K:

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

3.2	Certificate of Amendment of Fourth Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.2 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.4	Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2002 (File No. 000-30865), which is incorporated herein by reference)

3.5	Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

4.1	Specimen certificate representing the Registrant’s Common Stock (previously filed as Exhibit 4.1 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

4.2	Common Stock Purchase Warrant, dated as of January 7, 2004, issued to Nortel Networks Limited by Avici Systems Inc. (previously filed as Exhibit 4.1 to our Form 8-K filed with the Commission on January 8, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.1*	1997 Stock Incentive Plan (previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.2*	Amended 2000 Stock Option and Incentive Plan, as amended (previously filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-116179), which is incorporated herein by reference)

10.3*	2000 Employee Stock Purchase Plan, as amended on December 20, 2000 (previously filed as Exhibit 10.3 to our Form 10-K for the year ended December 31, 2001 filed with the Commission on March 22, 2002 (File No. 000-30865), which is incorporated herein by reference)

10.4*	2000 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-116179), which is incorporated herein by reference)

10.5	Fifth Amended and Restated Investor Rights Agreement, by and among the Registrant and the Investors and Founders listed therein, dated as of April 24, 2000, as amended (previously filed as Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.6	Omnibus Agreement, dated August 26, 1999, between the Registrant and Nortel Networks Inc. (previously filed as Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.7	Lease, dated June 2, 1998, between the Registrant and Y-CEE Investment Trust, as amended (previously filed as Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.8	EMC Module Supply Agreement, dated May 1999, between the Registrant and Nortel Networks Inc. (previously filed as Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

Exhibit Number	Description of Document

10.9†	Procurement Agreement, dated May 17, 2000, between the Registrant and Williams Communications, Inc. (previously filed as Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.10	Lease, dated June 8, 2000, between the Registrant and Yvon Cormier, Trustee of Y-C Investment Trust V (previously filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.11	Lease, dated August 2, 2000, between the Registrant and Y-CEE Investment Trust (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2000 filed with the Commission on November 13, 2000 (File No. 000-30865), which is incorporated herein by reference)

10.12+	OEM Purchase and Sales Agreement, dated January 7, 2004, between the Registrant and Nortel Networks Limited (previously filed as Exhibit 10.15 to our Form 10-K for the year ended December 31, 2003 filed with the Commission on March 12, 2004 (file No. 000-30865), which is incorporated herein by reference)

10.13+	Procurement Agreement, dated December 21, 2000, between the Registrant and AT&T Corp. (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.14+	Amendment No. 1, dated January 11, 2002, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.15+	Amendment No. 2, dated March 29, 2002, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.16+	Amendment No. 3, dated March 5, 2003, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.4 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.17+	Amendment No. 4, dated September 22, 2004, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.5 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.18	Non-qualified stock option agreement (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2005 filed with the Commission on May 6, 2005 (file No. 00-30865), which is incorporated herein by reference)

10.19	Stock Restriction Agreement (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2005 filed with the Commission on May 6, 2005 (File No. 000-30865), which is incorporated herein by reference)

10.20*	Offer letter, dated May 6, 2005 from the Registrant to Jo-Ann Mendles (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 9, 2005 (File No. 000-30865), which is incorporated herein by reference)

10.21*	Executive Incentive Plan (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference)

Exhibit Number	Description of Document

10.22*	Severance Pay Agreement, dated March 15, 2006, with William Leighton (previously filed as Exhibit 10.2 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.23*	Severance Pay Agreement, dated March 15, 2006, with Paul F. Brauneis (previously filed as Exhibit 10.3 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.24*	Offer letter, dated August 16, 2006 from the Registrant to William J. Stuart (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on September 1, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.25*	Severance Pay Agreement, dated August 28, 2006, with William J. Stuart (previously filed as Exhibit 10.2 to our Form 8-K filed with the Commission on September 1, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.26*	Amended and Restated Retention Bonus Agreement, dated November 7, 2006, with T.S. Ramesh (previously filed as Exhibit 10.3 to our Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 7, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.27*	Amended and Restated Retention Severance Pay Agreement, dated November 7, 2006, with T.S. Ramesh (previously filed as Exhibit 10.4 to our Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 7, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.28*	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 20, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.29	Resolution Agreement, dated October 3, 2006, between the Registrant and Alcatel Teletas Telekomunikasyon Endustri A.S.

10.30*	Confidential Separation Agreement, dated November 3, 2006, with Jo-Ann Mendles

10.31*	Amendment to Executive Incentive Plan dated January 29, 2007

21.1	Subsidiaries of Avici

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included as part of the signature page of this Report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement
†	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission
+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVICI SYSTEMS INC.

By:	/s/ WILLIAM J. STUART
William J. Stuart Chief Financial Officer, Treasurer, Secretary and Senior Vice President of Finance

Date: March 15, 2007

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Avici Systems Inc., hereby severally constitute and appoint William J. Stuart, our true and lawful attorney, with full power to him, to sign for us in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and generally to do all things in our names and on our behalf in our capacities as officers and directors to enable Avici Systems Inc., to comply with the provisions of the Securities Act of 1933, as amended, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report and all amendments thereto.

Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Chairman and Director	March 15, 2007

/s/ WILLIAM LEIGHTON William Leighton	Chief Executive Officer and Director (principal executive officer)	March 15, 2007

/s/ WILLIAM J. STUART William J. Stuart	Chief Financial Officer, Treasurer, Secretary and Senior Vice President of Finance (principal financial officer)	March 15, 2007

/s/ ROBERT P. SCHECHTER Robert P. Schechter	Director	March 15, 2007

/s/ WILLIAM INGRAM William Ingram	Director	March 15, 2007

AVICI SYSTEMS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

In thousands

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Accounts Receivable Reserves and Allowances
Year ended December 31, 2006	$145	$—	$—	$145

Year ended December 31, 2005	$145	$—	$—	$145

Year ended December 31, 2004	$245	$—	$100	$145

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

3.2	Certificate of Amendment of Fourth Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.2 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.4	Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2002 (File No. 000-30865), which is incorporated herein by reference)

3.5	Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

4.1	Specimen certificate representing the Registrant’s Common Stock (previously filed as Exhibit 4.1 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

4.2	Common Stock Purchase Warrant, dated as of January 7, 2004, issued to Nortel Networks Limited by Avici Systems Inc. (previously filed as Exhibit 4.1 to our Form 8-K filed with the Commission on January 8, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.1*	1997 Stock Incentive Plan (previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.2*	Amended 2000 Stock Option and Incentive Plan, as amended (previously filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-116179), which is incorporated herein by reference)

10.3*	2000 Employee Stock Purchase Plan, as amended on December 20, 2000 (previously filed as Exhibit 10.3 to our Form 10-K for the year ended December 31, 2001 filed with the Commission on March 22, 2002 (File No. 000-30865), which is incorporated herein by reference)

10.4*	2000 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-116179), which is incorporated herein by reference)

10.5	Fifth Amended and Restated Investor Rights Agreement, by and among the Registrant and the Investors and Founders listed therein, dated as of April 24, 2000, as amended (previously filed as Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.6	Omnibus Agreement, dated August 26, 1999, between the Registrant and Nortel Networks Inc. (previously filed as Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.7	Lease, dated June 2, 1998, between the Registrant and Y-CEE Investment Trust, as amended (previously filed as Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.8	EMC Module Supply Agreement, dated May 1999, between the Registrant and Nortel Networks Inc. (previously filed as Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

Exhibit Number	Description of Document

10.9†	Procurement Agreement, dated May 17, 2000, between the Registrant and Williams Communications, Inc. (previously filed as Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.10

Lease, dated June 8, 2000, between the Registrant and Yvon Cormier, Trustee of Y-C Investment

Trust V (previously filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.11	Lease, dated August 2, 2000, between the Registrant and Y-CEE Investment Trust (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2000 filed with the Commission on November 13, 2000 (File No. 000-30865), which is incorporated herein by reference)

10.12+	OEM Purchase and Sales Agreement, dated January 7, 2004, between the Registrant and Nortel Networks Limited (previously filed as Exhibit 10.15 to our Form 10-K for the year ended December 31, 2003 filed with the Commission on March 12, 2004 (file No. 000-30865), which is incorporated herein by reference)

10.13+	Procurement Agreement, dated December 21, 2000, between the Registrant and AT&T Corp. (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.14+	Amendment No. 1, dated January 11, 2002, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.15+	Amendment No. 2, dated March 29, 2002, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.16+	Amendment No. 3, dated March 5, 2003, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.4 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.17+	Amendment No. 4, dated September 22, 2004, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.5 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.18	Non-qualified stock option agreement (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2005 filed with the Commission on May 6, 2005 (file No. 00-30865), which is incorporated herein by reference)

10.19	Stock Restriction Agreement (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2005 filed with the Commission on May 6, 2005 (File No. 000-30865), which is incorporated herein by reference)

10.20*	Offer letter, dated May 6, 2005 from the Registrant to Jo-Ann Mendles (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 9, 2005 (File No. 000-30865), which is incorporated herein by reference)

10.21*	Executive Incentive Plan (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference)

Exhibit Number	Description of Document

10.22*	Severance Pay Agreement, dated March 15, 2006, with William Leighton (previously filed as Exhibit 10.2 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.23*	Severance Pay Agreement, dated March 15, 2006, with Paul F. Brauneis (previously filed as Exhibit 10.3 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.24*	Offer letter, dated August 16, 2006 from the Registrant to William J. Stuart (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on September 1, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.25*	Severance Pay Agreement, dated August 28, 2006, with William J. Stuart (previously filed as Exhibit 10.2 to our Form 8-K filed with the Commission on September 1, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.26*	Amended and Restated Retention Bonus Agreement, dated November 7, 2006, with T.S. Ramesh (previously filed as Exhibit 10.3 to our Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 7, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.27*	Amended and Restated Retention Severance Pay Agreement, dated November 7, 2006, with T.S. Ramesh (previously filed as Exhibit 10.4 to our Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 7, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.28*	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 20, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.29	Resolution Agreement, dated October 3, 2006, between the Registrant and Alcatel Teletas Telekomunikasyon Endustri A.S.

10.30*	Confidential Separation Agreement, dated November 3, 2006, with Jo-Ann Mendles

10.31*	Amendment to Executive Incentive Plan dated January 29, 2007

21.1	Subsidiaries of Avici

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included as part of the signature page of this Report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement
†	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission
+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission