Form 10-Q
period 2007-03-31
AVICI SYSTEMS INC
filed 2007-05-08
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

At May 4, 2007, 14,098,915 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

AVICI SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVICI SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$41,606	$39,679
Marketable securities	23,551	20,416
Trade accounts receivable, net	9,273	3,583
Inventories	3,120	5,438
Restricted cash	243	1,243
Prepaid expenses and other current assets	708	890

Total current assets	78,501	71,249

Property and equipment, net	4,608	4,937
Long-term marketable securities	5,000	8,504

Total assets	$88,109	$84,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,553	$2,772
Accrued payroll and payroll-related costs	2,162	2,497
Accrued restructuring expenses	—	2,413
Other accrued expenses	905	1,232
Deferred revenue	9,098	9,592

Total current liabilities	14,718	18,506

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized – 5,000,000 shares
Issued and outstanding – none	—	—
Common stock, $0.0001 par value:
Authorized – 250,000,000 shares
Issued– 14,552,394 shares at
March 31, 2007 and 14,409,147 shares at December 31, 2006	1	1
Additional paid-in capital	481,038	479,629
Common stock warrants	6,321	6,321
Treasury stock, at cost – 532,342 shares and 511,489 shares at March 31, 2007 and December 31, 2006, respectively	(2,558)	(2,355)
Accumulated deficit	(411,411)	(417,412)

Total stockholders’ equity	73,391	66,184

Total liabilities and stockholders’ equity	$88,109	$84,690

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Product	$18,424	$20,279
Service	2,088	1,115

Total gross revenue	20,512	21,394
Common stock warrant discount – product	—	(527)

Net revenue	20,512	20,867

Cost of revenue – product (1)	5,321	8,241
Cost of revenue – service	457	506

Total cost of revenue	5,778	8,747

Gross margin	14,734	12,120

Operating expenses:
Research and development (2)	7,322	9,734
Sales and marketing (2)	669	1,467
General and administrative (2)	1,398	1,388
Restructuring and impairment charges	100	5,272

Total operating expenses	9,489	17,861

Income (loss) from operations	5,245	(5,741)
Interest income, net	886	419

Income (loss) before income taxes	6,131	(5,322)
Provision for Income Tax	(130)	—

Net income (loss)	$6,001	$(5,322)

Net income (loss) per common share:
Basic	$0.44	$(0.41)

Diluted	$0.42	$(0.41)

Weighted average common shares:
Basic	13,782,222	12,939,415

Diluted	14,278,826	12,939,415

(1) Includes inventory and inventory related charges associated with restructuring	$175	$1,382

(2) Includes non-cash, stock-based compensation expense, as follows:
Research and development	$239	$329
Sales and marketing	85	(39)
General and administration	276	155

	$600	$445

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$6,001	$(5,322)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities –
Depreciation and amortization	1,323	1,737
Impairment charge	—	1,580
Amortization of common stock warrants discount – product	—	527
Compensation expense associated with issuance of stock-based awards to employees	600	445

Changes in current assets and liabilities:
Trade accounts receivable	(5,690)	(2,017)
Inventories	2,318	3,549
Prepaid expenses and other current assets	182	458
Accounts payable	(219)	(3,059)
Accrued payroll and payroll related	(335)	(388)
Accrued restructuring expenses	(2,413)	2,849
Accrued other	(326)	(189)
Deferred revenue	(494)	(1,351)

Net cash provided by (used in) operating activities	947	(1,181)

Cash Flows from Investing Activities:
Maturity of marketable securities	10,350	28,934
Purchases of marketable securities	(9,981)	(7,725)
Proceeds from or (deposits of) restricted cash	1,000	(1,000)
Purchases of property and equipment	(994)	(734)

Net cash provided by investing activities	375	19,475

Cash Flows from Financing Activities:
Proceeds from employee stock plans	808	35
Repurchase of common stock	(203)	(4)

Cash provided by financing activities	605	31

Net increase in Cash and Cash Equivalents	1,927	18,325

Cash and Cash Equivalents, Beginning of Period	39,679	2,973

Cash and Cash Equivalents, End of Period	$41,606	$21,298

See accompanying notes.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except share and per share data)

NOTE 1. BASIS OF PRESENTATION

The unaudited financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (“Avici” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of Avici, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2007 and December 31, 2006 and the operating results and cash flows for the periods ended March 31, 2007 and 2006. These consolidated financial statements and notes should be read in conjunction with Avici’s consolidated audited financial statements and notes thereto for the year ended December 31, 2006, which appear in Avici’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2007.

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

Avici’s deferred revenue primarily represents the deferred and unearned portion of customer maintenance and support revenue, which will be amortized into service revenue over the term of the related contractual service periods. We expect to record as service revenue a significant portion of such deferred revenue in the fourth quarter of 2007, upon the expiration of the current service pricing structure.

(b)	Guarantees and Product Warranties

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

	Three months ended
	March 31, 2007	March 31, 2006
Beginning balance	$284	$191
Warranties issued during the period	89	251
Settlements made during the period	(208)	(123)

Ending balance	$165	$319

(c)	Cash and Cash Equivalents and Marketable Securities

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

Cash, cash equivalents and marketable securities consist of the following:

	March 31 2007	December 31 2006
Cash and cash equivalents	$41,606	$39,679
Marketable securities	23,551	20,416
Restricted cash	243	1,243

Subtotal	65,400	61,338
Long-term marketable securities	5,000	8,504

Total	$70,400	$69,842

(d)	Use of Estimates

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

(e)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2007	December 31, 2006
Finished goods	$2,962	$5,094
Raw materials	158	344

	$3,120	$5,438

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

(f)	Net Income (Loss) per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options, common stock warrants and restricted common stock. Basic and diluted net loss per share is the same for periods with net loss and all outstanding employee stock options, common stock warrants and unvested restricted stock have been excluded, as they are considered antidilutive.

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

(g)	Comprehensive Income (Loss)

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

(h)	Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. Avici has conducted its operations in one segment. During the three months ended March 31, 2007 the Company recognized all of its gross revenue from one customer. During the three months ended March 31, 2006, the Company recognized 82% and 17% respectively of its gross revenue from two customers. For the full year 2006, one customer accounted for 94% of Avici’s gross revenue.

(i)	Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the effect, if any, that the implementation of FAS 157 will have on the financial position or results of operations of the Company.

NOTE 3. COMMON STOCK WARRANT DISCOUNT – PRODUCT

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

The Company recorded total restructuring charges of approximately $11.0 million, of which $8.4 million was cash based. In 2006 Avici recorded $10.7 million of these charges and the remaining $0.3 million was recorded in the first quarter of 2007. In the future, Avici does not expect to record any additional charges associated with this restructuring.

The restructuring charges recorded and the reserve activity are summarized as follows:

	Total Restructuring Charge in fiscal 2006	Non-cash Charges	Fiscal 2006 Payments	Accrual Balance at December 31, 2006	First quarter 2007 charge	First quarter 2007 payments	Accrual Balance at March 31, 2007
Workforce restructuring related	$5,371	$—	$3,883	$1,488	$100	$1,588	$—
Asset impairment	1,580	1,580	—	—			—
Other costs	666	—	666	—		—	—

Restructuring and impairment charges	7,617	1,580	4,549	1,488	100	1,588	—

Inventory and inventory related costs recorded in cost of revenue – product	3,094	1,065	1,104	925	175	1,100	—

Total	$10,711	$2,645	$5,653	$2,413	$275	$2,688	$—

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remain free to ask the District Court to certify a different class which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. Because our proposed settlement with the plaintiffs involves the certification of the case against us as a class action for settlement purposes, the impact of the Court of Appeals’ rulings on the possible settlement of the case cannot now be predicted.

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

NOTE 6. SUBSEQUENT EVENTS

On April 18, 2007, Avici announced that it will be transitioning away from core router development to focus on its new product initiative, Soapstone. Avici expects the final shipments of its core router products will occur by the end of 2007. Avici will continue to service its products under existing contracts the Company has in place with its customers.

On April 18, 2007, Avici also announced that its Board of Directors has declared a special cash dividend of $2.00 per share, or approximately $28 million. The dividend will be paid on June 22, 2007 to shareholders of record as of June 11, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this Report on Form 10-Q constitute forward-looking statements that involve risks and uncertainties. Avici’s actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including without limitation those discussed under the caption “Risk Factors” included in Avici’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 15, 2007 and elsewhere herein. Forward-looking statements include statements regarding the future or Avici’s expectations, beliefs, intentions or strategies regarding the future and may be identified by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” and similar expressions. There may be events in the future that could affect these matters.

Overview

Avici Systems Inc. (referred to as “Avici” or the “Company” or “we” or “us” or “our”) provides high-speed data networking equipment that enables networking service providers to transmit high volumes of information across their networks.

In February 2007 we announced our decision to launch a new product initiative, Soapstone Networks (“Soapstone”), that leverages our deep knowledge of carrier-world transport elements and our leadership role in industry forums. The product initiative is designed to enable carriers to bring orderly, predictable, business-driven behavior to their networks, regardless of vendor or technology composition.

On April 18, 2007, Avici announced that it will be transitioning away from core router development to focus on Soapstone and that the Company expects the final shipments of its core router products will occur by the end of 2007. Avici will continue to service its products under existing contracts the Company has in place with its customers.

On April 18, 2007, Avici also announced that its Board of Directors has declared a special cash dividend of $2.00 per share, or approximately $28 million. The dividend will be paid on June 22, 2007 to shareholders of record as of June 11, 2007.

Since our inception, we have incurred significant losses. As of March 31, 2007, we had an accumulated deficit of $411.4 million. Although we recorded our first net income in 2006, there is no certainty that profitability will continue.

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

Revenue

We expect that substantially all of our revenue in the remainder of 2007 will continue to depend on product sales and service revenue from our current customers, primarily AT&T. Under existing procurement agreements, our customers are not committed to purchase any minimum quantities of products from us. As a result of our announcement to transition away from core router development and product sales, we do not anticipate recording material product revenue beyond 2007. We do not anticipate recording any material revenue during the remainder of 2007 associated with Soapstone.

Prior to our restructuring in the first quarter of 2006, we sought to increase our worldwide presence through indirect sales channels established through agreements with system integrators and distribution partners. In April 2003, we entered into a strategic relationship with Huawei. The agreement had no minimum purchase commitment and expired in April 2005. In January 2004, we entered into a worldwide three-year strategic agreement with Nortel Networks (“Nortel”) to market, sell and support Avici’s carrier-class core routers as part of its converged network solutions based on Internet Protocol (IP) technology. The agreement has no minimum purchase commitment and expired in January 2007. The relationships with Nortel and Huawei did not produce the results we anticipated when entering into these relationships.

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

Cost of Revenue

Cost of Revenue – Product includes material cost, provision for warranty, rework, depreciation, provision for excess and obsolete inventory and, in first quarter of 2007 and 2006, charges of $0.2 million and $1.4 million, respectively, directly associated with Avici’s restructuring. We outsource our manufacturing operations to contract manufacturers that assemble and test our products in accordance with our specifications. Accordingly, a significant portion of our product cost is material cost paid to these entities. Avici’s cost of revenue also includes overhead costs, primarily for material procurement associated with our manufacturing. Warranty costs and inventory provisions are expensed as cost of revenue-product.

Cost of Revenue – Service includes costs associated with providing customer support and maintenance services.

Research and Development

Research and development expenses consist primarily of salaries and labor related costs, depreciation expense on laboratory equipment and project costs, namely, prototype equipment, materials costs and third-party costs and fees related to the development and prototyping of our proprietary technology. Project costs may vary from period to period depending upon the timing and extent of applicable initiatives. During the remainder of the year, we expect research and development expenses to continue at the current levels of spending.

Sales and Marketing

Sales and marketing expenses have consisted primarily of salaries and related employee costs, sales commissions, travel, public relations, training and other costs associated with marketing material and tradeshows. During the remainder of the year, we expect sales and marketing expenses to increase from the current levels of spending primarily related to Soapstone.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel as well as professional and compliance related fees. We expect general and administrative expenses to continue at the current rate of spending.

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

The Company recorded total restructuring charges of approximately $11.0 million, of which $8.4 million was cash based. In 2006 Avici recorded $10.7 million of these charges and the remaining $0.3 million was recorded in the first quarter of 2007. In the future, Avici does not expect to record any additional charges associated with this restructuring.

The restructuring charges recorded and the reserve activity are summarized as follows:

	Total Restructuring Charge in fiscal 2006	Non-cash Charges	Fiscal 2006 Payments	Accrual Balance at December 31, 2006	First quarter 2007 charge	First quarter 2007 payments	Accrual Balance at March 31, 2007
Workforce restructuring related	$5,371	$—	$3,883	$1,488	$100	$1,588	$—
Asset impairment	1,580	1,580	—	—			—
Other costs	666	—	666	—		—	—

Restructuring and impairment charges	7,617	1,580	4,549	1,488	100	1,588	—

Inventory and inventory related costs recorded in cost of revenue – product	3,094	1,065	1,104	925	175	1,100	—

Total	$10,711	$2,645	$5,653	$2,413	$275	$2,688	$—

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

In 2004, 2005 and 2006, Avici granted 120,000, 172,000 and 92,500 shares, respectively, of performance-based restricted stock to certain key employees of the Company. The shares vest no later than five years from the grant date. Vesting may be accelerated upon the achievement of certain pre-defined performance milestones. The value of the shares at the dates of grant was $1.3 million, $0.8 million and $0.6 million for 2004, 2005 and 2006, respectively, and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the shorter of the expected performance period or the five year vesting period. The performance criteria for the 2004 grants were met in the second quarter of 2006 and accordingly all unamortized expenses associated with such grant were expensed at that time.

In the future Avici expects to record approximately $1.2 million of compensation expense related to nonvested stock based compensation as of March 31, 2007 and such expense is expected to be recognized over a weighted-average period of less than one year.

Critical Accounting Policies

Avici considers the following accounting policies related to revenue recognition, inventory valuation, warranty liabilities, long-lived assets and stock-based compensation to be critical accounting policies due to the estimation processes and judgments involved in each. Avici bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Revenue

Total gross revenue decreased $0.9 million to $20.5 million in the first quarter of 2007 from $21.4 million in the first quarter of 2006.

Gross product revenue decreased $1.9 million to $18.4 million in the first quarter of 2007 from $20.3 million in the first quarter of 2006. The decrease in gross product revenue during the three month period in 2007 was primarily due to a reduction in the volume of product shipped as compared to the same period in 2006. Net product revenue for the three months ended March 31, 2006 reflects warrant amortization of $0.5 million.

Service revenue increased $1.0 million to $2.1 million in the first quarter of 2007 from $1.1 million in the first quarter of 2006. The increase in service revenue in the first quarter of 2007 was primarily due to a larger installed base of products.

During the three months ended March 31, 2007 the Company recognized all of its gross revenue from one customer, namely AT&T. During the three months ended March 31, 2006 the Company recognized 82% and 17% respectively of its gross revenue from two customers, namely AT&T and Nortel.

We expect that gross revenue over the remainder of 2007 will continue to be affected by, among other things, developments with our principal customer’s business, networks and multi-vendor relationships; customer purchasing patterns and commitments; our ability to manage the transition of our core router development and product sales; and any negotiations with our principal customer, including the effects of any last-time buy arrangements.

Cost of Revenue

Total cost of revenue decreased $3.0 million to $5.8 million in the first quarter of 2007 from $8.8 million in the first quarter of 2006. Excluding the impact of restructuring expenses in the first quarter of 2007 and 2006, product cost of revenue was 28% and 35% of gross product revenue in the first quarter of 2007 and 2006, respectively. The lower product cost of revenue as a percentage of gross product revenue, excluding the impact of restructuring expenses, in the 2007 periods as compared to the 2006 periods was primarily due to direct versus channel sales as well as the mix of products sold.

We expect future product costs as a percent of gross revenue for the remainder of the year will continue to be affected by changes in direct versus channel sales, the mix of products sold, discounts and related pricing, changes in material and manufacturing costs, excess inventory and obsolescence charges and credits, warranty liability, changes in volume and pricing competition, as well as any negotiations with our principal customer, including the effects of any last-time buy arrangements for the core router product.

Service cost of revenue was 22% and 45% of service revenue in the first quarter of 2007 and 2006, respectively. The lower percentage in 2006 was due to lower depreciation costs and higher revenue in 2007.

Research and Development

Research and development expenses decreased $2.4 million to $7.3 million for the first quarter of 2007 from $9.7 million for the first quarter of 2006. The decrease in the first quarter of 2007 from the first quarter of 2006 was primarily due to a decrease in labor and labor related expenses of $1.8 million due to the workforce reductions associated with the restructuring plan.

Sales and Marketing

Sales and marketing expenses decreased $0.8 million to $0.7 million for the first quarter of 2007 from $1.5 million for the first quarter of 2006. The decrease in the 2007 period was due to lower labor and labor related expenses and lower travel expenses primarily due the workforce reductions associated with the restructuring plan.

General and Administrative

General and administrative expenses remained unchanged at $1.4 million for the first quarter of 2007 compared to the first quarter of 2006.

Interest Income, Net

Interest income increased $0.5 million to $0.9 million for the first quarter of 2007 from $0.4 million for the first quarter of 2006. The increase in the 2007 periods was primarily due to higher yields on higher average invested balances.

Provision for Income Taxes

In the first quarter of 2007, Avici provided for federal and state income taxes of approximately $0.1 million after giving benefit to the utilization of net operating loss carryforwards. The provision for income taxes represents federal and state minimum taxes. Avici has incurred net operating losses from inception through the first quarter of 2006, thus, no provision for federal or state income taxes were recorded for those periods.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, from the exercise of stock options by employees and more recently from operating cash flows. From inception through March 31, 2007, we raised approximately $423.0 million from these equity offerings. During the first three months of 2007, we generated $0.9 million in cash from operating activities, compared to $1.2 million used in the 2006 period. The increase in cash from operations in 2007 is primarily due to higher net income before non-cash expenses partially offset by higher working capital requirements. We expect that in the future, working capital requirements will fluctuate based on the timing and volume of customer orders, the related need to build inventory in anticipation of orders and actual shipment dates. Our deferred revenue primarily represents the deferred and unearned portion of customer maintenance and support revenue, which will be amortized into service revenue over the term of the related contractual service periods. We expect to record as service revenue a significant portion of such deferred revenue in the fourth quarter of 2007, upon the expiration of the current service pricing structure. In addition, we expect to invest in infrastructure costs needed to support Soapstone.

Purchases of equipment increased $0.3 million to $1.0 million during the first three months of 2007 from $0.7 million for the same period in 2006. The timing and amount of future capital expenditures will depend primarily on our requirements in Soapstone. We expect that capital expenditures will be approximately $1.0 to $2.0 million during the remainder of 2007.

At March 31, 2007, we had cash and cash equivalents of $41.6 million, short-term marketable securities of $23.6 million, restricted cash of $0.2 million and long-term marketable securities of $5.0 million totaling $70.4 million. On April 18, 2007, Avici announced that its Board of Directors has declared a special cash dividend of $2.00 per share, or approximately $28 million payable in the second quarter of 2007. Although our cash balance will significantly decrease after the dividend payment, we believe that our cash, cash equivalents and marketable securities after such payment will meet our normal operating and capital expenditure needs for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period should there be delays in product development, delays in Soapstone revenue relative to our expectations or material increase in development or marketing costs. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop, enhance or promote our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business. We may also be required to enter into revised terms with key vendors, some of which could be less favorable to us.

Contractual Obligations

At March 31, 2007, our contractual obligations, which consist entirely of contractual commitments for the operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year	Operating Leases	Inventory Purchase Commitment	Total
2007 (remainder of year)	$631	$5,004	$5,635

2008	252	—	252

Thereafter	—	—	—

Total future contractual commitments	$883	$5,004	$5,887

Payments made under operating leases, majority of which will expire in the third quarter of 2007, will be treated as rent expense for the facilities. We outsource the manufacture and assembly of our products. During the normal course of business, in order to maintain competitive lead times for customers and adequate supply of components, we enter into agreements with certain suppliers to procure inventory based upon criteria defined by us.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management’s expectations for future operations, financial position and operating results, as well as statements regarding the strategy, plans and objectives of Avici. Our actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference or otherwise affect our future results of operations include limited customers and products; developments with our primary customer’s business, networks and multi-vendor relationships; our ability to manage the transition of our core router development and product sales; the early stage of Soapstone; development of our direct sales capabilities and channel relationships; reliance on technology and distribution partners; restructuring effects; risks associated with competition and competitive pricing pressures; our ability to stabilize revenues and manage costs; our ability to obtain component parts; our reliance on contract manufacturers and our ability to forecast manufacturing requirements; customer purchasing patterns and commitments; potential liability for defects or errors in our products; the size, timing and recognition of revenue from customers; our ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and our ability to predict and respond to market developments; failure to keep pace with the rapidly changing requirements of our customers; our ability to attract and retain key personnel; risks associated with international sales and operations; our ability to identify, analyze and consummate strategic alternatives; the sufficiency of our intellectual property rights; our ability to obtain additional financing; any failure to comply with the internal control requirements of Sarbanes-Oxley; as well as risks of a downturn in economic conditions generally, and in the telecommunications industry specifically. For a more detailed description of the risk factors associated with Avici, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 15, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the effect, if any, that the implementation of FAS 157 will have on the financial position or results of operations of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, and state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at March 31, 2007, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remain free to ask the District Court to certify a different class which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. Because our proposed settlement with the plaintiffs involves the certification of the case against us as a class action for settlement purposes, the impact of the Court of Appeals’ rulings on the possible settlement of the case cannot now be predicted.

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

Our Company, business and operations are subject to a number of risks and uncertainties, as described more particularly in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (our “2006 Form 10-K”).

We have updated the following risk factors to supplement those contained in the 2006 Form 10-K.

We have historically derived the substantial portion of our revenue from AT&T, the major customer of our legacy core router products and, as we transition away from core router development and product sales, we may be unable to develop a significant alternate source of revenue and cash flow.

Since our restructuring in the first quarter of 2006, we adjusted our corporate strategy to focus our efforts on a limited target customer base, particularly AT&T, and core router product functionalities. As a result, we grew increasingly reliant on the revenues generated by the sale of our legacy router products to AT&T, which accounted for 94%, 94% and 60% of our gross revenue in 2006, 2005 and 2004, respectively. In 2004, Huawei and Nortel accounted for 27% and 12%, respectively, of our gross revenue. On April 18, 2007, we announced that we are transitioning away from core router development and product sales to focus on opportunities in new markets, namely our new product initiative, Soapstone. We expect that the final shipments of our core router products will occur by the end of 2007, which we expect will include a final end-of-life shipment to AT&T. We expect that during the remainder of the year substantially all of our revenue will continue to depend on sales of our products to our major customer AT&T. Our products compete in a multi-vendor environment for use in AT&T’s networks and our agreement with AT&T does not require AT&T to purchase any minimum level of product from us. We generally have limited ability to forecast the volume, mix or timing of orders from AT&T beyond the current quarter due to, among other things, supply chain dynamics as well as limited visibility on the network traffic and capacity demands on our customer. Our business also will be affected by our announcement to transition away from legacy core router development and sales. Although we will continue to service products under existing contracts with our customers, we do not anticipate recording any material product revenue, including from AT&T, beyond 2007.

Our ability to generate profits and positive cash flow over the remainder of 2007 is dependent on our ability to manage the transition of our legacy core router development and product sales. In addition, the lease for the facility that houses the operations of our core router business expires in the third quarter of 2007, and we will be required to relocate those operations. The process of finalizing a new lease and managing a relocation will require expense, time and attention from members of management.

Our ongoing business plan focuses on our Soapstone product initiative, which is at an early stage and unproven. These efforts will require significant expenditures, a substantial portion of which we will make long before any significant revenue related to these expenditures may be realized.

Although we recorded net income in 2006 and in the first quarter of 2007, we had prior to 2006, incurred significant losses in each quarterly and annual period since inception. As of March 31, 2007, we had an accumulated deficit of $411.4 million. We will need to generate significant revenues from our Soapstone technology to offset the loss of revenue from AT&T and our other core router customers and effectively manage our transition costs to avoid additional material operating losses. We do not expect to recognize material revenue from Soapstone in 2007. In the future, we may never achieve sustained profitability or consistently generate positive cash flows from operations.

Our new technology initiative, Soapstone, will require a substantial commitment of resources and there can be no assurance of ultimate success.

New technology initiatives, such as Soapstone, require significant capital expenditures, management attention and resources. Our commitment of resources and capital to a new technological concept means that those resources and capital are unavailable for other activities and operations. Our decision to launch a new initiative is based on our assessment that a significant opportunity exists in the marketplace; however, investments in new technology are inherently speculative and the market is unproven. Commercial success depends on many factors including innovativeness and accurate anticipation of technological and market trends, developer support, effective distribution and marketing and development of partner and customer relations. For example, our ability to realize revenue from the Soapstone initiative depends on, among other things, our timely release of the product. Product development delays may result from numerous factors, including:

•	engineering complexities;

•	claims of infringement of third-party intellectual property;

•	difficulties in hiring and reallocating existing engineering resources and overcoming resource limitations;

•	changing market or competitive product requirements;

•	the timing and level of research and development and prototype expenses;

•	the development of direct and indirect sales channels and technology alliances.

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

We have reduced direct sales capability and although we intend to enter into distribution partnerships to develop indirect sales channels for our Soapstone initiative, we historically have had limited success forming and leveraging such relationships. Our inability to effectively manage our direct and indirect sales channels could have a material adverse effect on the commercial success of our new technology.

We significantly reduced our direct sales and marketing force when restructuring our business in early 2006. We believe our future success in penetrating our target customer base for Soapstone is highly dependent upon establishing and maintaining successful relationships with a variety of indirect distribution channels. We expect that the primary source of revenue from Soapstone will be derived through indirect channel sales. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, service ongoing customer requirements and respond to evolving customer needs.

In connection with our legacy core router business, we entered into agreements with a number of regional systems integrators and distribution partners. However, the relationships with these systems integrators and distribution partners did not produce the results we anticipated when entering into these relationships. We cannot be certain that future partners will devote adequate resources to marketing or selling our product or generate significant revenue in order for us to achieve profitability on our new technology. Further, gross margins on distribution sales are lower than those on direct sales.

Recruiting and training qualified channel partners for our technology offerings requires significant time and resources. In order to develop and expand our distribution channel, we must scale our sales, marketing, and service organizations and the processes and procedures that support indirect channel relationships. Our inability to develop and manage our distribution channels could have a material adverse effect on the sales of our products.

The market price of our common stock may be materially adversely affected by market volatility.

The price at which our common stock trades is highly volatile and fluctuates substantially. Most recently, we experienced a significant decline in our stock price following the announcement of our strategic plan to transition away from our core router development and product sales to focus on our Soapstone initiative and the declaration by our Board of Directors of a $2.00 special cash dividend payment. Given our new business focus, we have limited meaningful financial data upon which to base projected revenues and planned operating expenses and upon which investors may evaluate our prospects and us. The revenue and income potential of our Soapstone technology is unproven and the market that we are addressing is rapidly evolving and competition is intense. The announcement of any significant developments or milestone achievements with respect to our new product, awards or losses of any significant partnerships, acquisitions by us or our competitors, the declaration of future dividends or the consummation of other strategic alternatives could have a material effect, adverse or otherwise, on our stock price. In addition, the stock market in general has, and technology companies in particular have, from time to time experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance or prospects of such companies.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. Those companies, like us, that are involved in rapidly changing technology markets are particularly subject to this risk. Securities class action lawsuits have been filed against us in the United States District Court for the Southern District of New York. The consolidated amended complaint generally alleges that our initial public offering documents failed to disclose certain underwriting fees and commissions and underwriter tie-ins and other arrangements with certain customers of the underwriters that impacted the price of our common stock in the after-market. The plaintiffs are seeking unspecified damages. We believe that the claims in this case against us lack merit, and we have defended the litigation vigorously.

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Repurchase of Equity Shares by Avici

The following table sets forth information with respect to our acquisition of shares of our common stock during the first quarter of 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 2007	—	—	—	—
February 2007	—	—	—	—
March 2007	20,853	$9.73	—	—
Total	20,853	$9.73	—	—

(1)	Represents shares of common stock forfeited to us as payment of taxes on the vesting of restricted stock awarded under our 2000 Stock Option and Incentive Plan, as amended.

ITEM 6.	EXHIBITS

(a)	List of Exhibits

Exhibit No.	Exhibit Description
10.1	Sublease, dated February 20, 2007, by and between the Registrant, and Global 360, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVICI SYSTEMS INC.

Date May 8, 2007	By:	/s/ William J. Stuart
William J. Stuart
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Sublease, dated February 20, 2007, by and between the Registrant, and Global 360, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002