Form 10-Q
period 2007-06-30
AVICI SYSTEMS INC
filed 2007-08-03
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

At July 31, 2007, 14,665,528 shares of the registrant's Common Stock, par value $0.0001 per share, were outstanding.

AVICI SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVICI SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$31,968	$39,679
Marketable securities	22,093	20,416
Trade accounts receivable, net	8,259	3,583
Inventories	1,691	5,438
Restricted cash	243	1,243
Prepaid expenses and other current assets	576	890

Total current assets	64,830	71,249

Property and equipment, net	3,838	4,937
Long-term marketable securities	7,024	8,504

Total assets	$75,692	$84,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,100	$2,772
Accrued payroll and payroll-related costs	3,438	2,497
Accrued restructuring expenses	—	2,413
Other accrued expenses	1,198	1,232
Deferred revenue	9,096	9,592

Total current liabilities	16,832	18,506

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized - 5,000,000 shares Issued and outstanding - none	—	—
Common stock, $0.0001 par value:
Authorized - 250,000,000 shares Issued - 14,712,815 shares at June 30, 2007 and 14,409,147 shares at December 31, 2006	1	1
Additional paid-in capital	454,532	479,629
Common stock warrants	6,321	6,321
Treasury stock, at cost - 543,441 shares and 511,489 shares at June 30, 2007 and December 31, 2006, respectively	(2,650)	(2,355)
Accumulated deficit	(399,344)	(417,412)

Total stockholders’ equity	58,860	66,184

Total liabilities and stockholders’ equity	$75,692	$84,690

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Product	$26,900	$23,574	$45,324	$43,853
Service	2,738	1,696	4,826	2,811

Total gross revenue	29,638	25,270	50,150	46,664
Common stock warrant discount - product	—	—	—	(527)

Net revenue	29,638	25,270	50,150	46,137

Cost of revenue - product (1)	7,994	6,373	13,315	14,614
Cost of revenue - service	365	446	822	952

Total cost of revenue	8,359	6,819	14,137	15,566

Gross margin	21,279	18,451	36,013	30,571

Operating expenses:
Research and development (2)	7,371	7,855	14,693	17,589
Sales and marketing (2)	631	920	1,300	2,387
General and administrative (2)	1,935	1,339	3,333	2,727
Restructuring and impairment charges	—	1,006	100	6,278

Total operating expenses	9,937	11,120	19,426	28,981

Income from operations	11,342	7,331	16,587	1,590
Interest income, net	965	565	1,851	984

Income before income taxes	12,307	7,896	18,438	2,574
Provision for Income Tax	(240)	—	(370)	—

Net income	$12,067	$7,896	$18,068	$2,574

Net income per common share:
Basic	$0.86	$0.60	$1.30	$0.20

Diluted	$0.82	$0.58	$1.24	$0.19

Weighted average common shares:
Basic	13,992,205	13,127,236	13,887,214	13,033,326

Diluted	14,765,241	13,615,522	14,522,034	13,395,486

Dividends declared and paid per share	$2.00	—	$2.00	—

(1) Includes inventory and inventory related charges associated with restructuring	$—	$—	$175	$1,382

(2) Includes non-cash, stock-based compensation expense, as follows:
Research and development	$486	$54	$725	$383
Sales and marketing	(34)	(21)	50	(60)
General and administration	411	3	688	158

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$18,068	$2,574
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation and amortization	2,529	3,369
Impairment charge	—	1,580
Amortization of common stock warrants discount - product	—	527
Compensation expense associated with issuance of stock-based awards to employees	1,463	481

Changes in current assets and liabilities:
Trade accounts receivable	(4,676)	(7,052)
Inventories	3,747	4,327
Prepaid expenses and other current assets	314	811
Accounts payable	328	(4,151)
Accrued payroll and payroll related	941	(119)
Accrued restructuring expenses	(2,413)	2,113
Accrued other	(24)	(334)
Deferred revenue	(496)	(1,355)

Net cash provided by operating activities	19,781	2,771

Cash Flows from Investing Activities:
Maturity of marketable securities	21,975	34,640
Purchases of marketable securities	(22,172)	(18,788)
Proceeds from or (deposits of) restricted cash	1,000	(1,000)
Purchases of property and equipment	(1,430)	(1,632)

Net cash (used in) provided by investing activities	(627)	13,220

Cash Flows from Financing Activities:
Payment of dividends to stockholders	(28,339)	—
Proceeds from employee stock plans	1,769	59
Proceeds from exercise of options	—	1,231
Repurchase of common stock	(295)	(4)

Cash (used in) provided by financing activities	(26,865)	1,286

Net (decrease) increase in Cash and Cash Equivalents	(7,711)	17,277

Cash and Cash Equivalents, Beginning of Period	39,679	2,973

Cash and Cash Equivalents, End of Period	$31,968	$20,250

See accompanying notes.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except share and per share data)

NOTE 1. BASIS OF PRESENTATION

The unaudited financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (“Avici” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of Avici, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2007 and December 31, 2006 and the operating results and cash flows for the periods ended June 30, 2007 and 2006. These consolidated financial statements and notes should be read in conjunction with Avici’s consolidated audited financial statements and notes thereto for the year ended December 31, 2006, which appear in Avici’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2007.

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

Avici’s deferred revenue primarily represents the deferred and unearned portion of customer maintenance and support revenue, which will be amortized into service revenue over the term of the related contractual service periods. We expect to record as product revenue, a significant portion of deferred revenue if unutilized at the end of the fourth quarter of 2007, upon the expiration of the current service pricing structure.

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

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Beginning balance	$165	$319	$284	$191
Warranties issued during the period	151	207	240	458
Settlements made during the period	(96)	(183)	(304)	(306)

Ending balance	$220	$343	$220	$343

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

Cash, cash equivalents and marketable securities consist of the following:

	June 30 2007	December 31 2006
Cash and cash equivalents	$31,968	$39,679
Marketable securities	22,093	20,416
Restricted cash	243	1,243

Subtotal	54,304	61,338
Long-term marketable securities	7,024	8,504

Total	$61,328	$69,842

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

(e) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30, 2007	December 31, 2006
Finished goods	$480	$5,094
Raw materials	1,211	344

	$1,691	$5,438

Inventories consist of finished goods and raw materials. Finished goods inventory includes product on hand or product at customer sites, as well as deferred costs associated with shipments for which revenue has been deferred. Raw materials include component parts and chips on hand. Avici regularly reviews inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand through the end of our last shipment, which is expected to be less than the next twelve months.

(f) Net Income per Share

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

(g) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances involving non-owner sources. During all periods presented, Avici did not have any items of comprehensive income other than its reported net income.

(h) Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. Avici has conducted its operations in one segment. During the six months ended June 30, 2007 the Company recognized nearly all of its gross revenue from one customer, namely AT&T. During the six months ended June 30, 2006, the Company recognized 90% of its gross revenue from AT&T. For the full year 2006, AT&T accounted for 94% of Avici’s gross revenue.

(i) Stock-Based Compensation

Avici accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

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

In the second quarter of 2007, Avici granted options to purchase 968,950 shares of common stock. The weighted average fair value of these grants was $3.74 per share estimated using Black-Scholes valuation model with the following key assumptions: Risk-free interest rate: 4.61%, Volatility: 76.6%, Expected life: 4.18 and Expected Dividend: 0%.

(j) Recent Accounting Pronouncements

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or December 31, 2007 for Avici. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Avici will adopt FAS No. 159 only on January 1, 2008 and has not yet determined the effect, if any, that the implementation will have on the financial position or results of operations of the Avici.

NOTE 3. COMMON STOCK WARRANT DISCOUNT - PRODUCT

In January 2004, in connection with a three-year strategic OEM agreement with a channel partner, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $6.03 per share (as adjusted for the $2.00 special cash dividend paid on June 22, 2007 to common stockholders of record on June 11, 2007). The agreement provided the channel partner with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may have been accelerated if Nortel achieved certain performance milestones or may be accelerated upon a change in control at the discretion of Avici. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and was being recorded as a reduction of revenue on a straight-line basis over three years. The unamortized balance was deemed impaired and was fully written off in the first quarter of 2006.

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

The restructuring charges recorded and the reserve activity are summarized as follows:

	Total Restructuring Charge in fiscal 2006	Non-cash Charges	Fiscal 2006 Payments	Accrual Balance at December 31, 2006	First quarter 2007 charge	First quarter 2007 payments	Accrual Balance at March 31, 2007
Workforce restructuring related	$5,371	$—	$3,883	$1,488	$100	$1,588	$—
Asset impairment	1,580	1,580	—	—			—
Other costs	666	—	666	—		—	—

Restructuring and impairment charges	7,617	1,580	4,549	1,488	100	1,588	—

Inventory and inventory related costs recorded in cost of revenue - product	3,094	1,065	1,104	925	175	1,100	—

Total	$10,711	$2,645	$5,653	$2,413	$275	$2,688	$—

NOTE 5. CORE ROUTER TRANSITION

On April 18, 2007, Avici announced that it will be transitioning away from core router development and product sales to focus on its new product initiative, Soapstone. Avici expects the final shipments of its core router products will occur no later than the first quarter of 2008. Avici will continue to service its products under existing contracts the Company has in place with its customers.

NOTE 6. SPECIAL DIVIDENDS

On April 18, 2007, Avici announced that its Board of Directors had declared a special cash dividend of $2.00 per outstanding share of common stock, or $28.3 million. The dividend was distributed on June 22, 2007 to shareholders of record as of June 11, 2007. As required under its equity plans, Avici made antidilution adjustments to reflect the impact of the special cash dividend to the total number of shares authorized under the plans, the number of shares subject to outstanding options, the number of shares available for future grant and the exercise price per share of outstanding options. Such adjustments in connection with the payment of an extraordinary dividend are intended to equitably offset the decline in stock price following the payment of such a dividend, particularly given that optionholders are not entitled to receive the cash distribution. Prior to the distribution and as approved by its shareholders at the Company’s annual meeting, Avici modified its 2000 Non-Employee Director Stock Option Plan to clarify and broaden the antidilution provisions, which resulted in Avici recording a charge of $0.1 million in the three months ended June 30, 2007.

NOTE 7. LITIGATION

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

In June 2003, Avici elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If the proposed settlement had been approved by the Court, it would have resulted in the dismissal, with prejudice, of all claims in the litigation against Avici and against any of the other issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed settlement was conditioned on, among other things, a ruling by the District Court that the claims against Avici and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement.

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision.

In light of the Court of Appeals’ December 5, 2006 decision regarding certification of the plaintiffs’ claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including Avici. Because any possible future settlement with the plaintiffs, if such a settlement were ever to be agreed to, would involve the certification of a class action for settlement purposes, the impact of the Court of Appeals’ class certification-related rulings on the possible future settlement of the claims against Avici cannot now be predicted.

With the termination of the proposed settlement, we intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. Avici believes that the underwriters may have an obligation to indemnify Avici for the legal fees and other costs of defending this suit and that Avici’s directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. While we can make no promises or guarantees as to the outcome of these proceedings, Avici does not believe that a loss is probable or reasonably estimable as of the balance sheet date.

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

In February 2007 we announced our decision to launch a new product initiative, Soapstone Networks (“Soapstone”) that leverages our deep knowledge of carrier-world transport elements and our leadership role in industry forums. The product initiative is designed to enable carriers to bring orderly, predictable, business-driven behavior to their networks, regardless of vendor or technology composition.

On April 18, 2007, we announced that we will be transitioning away from core router development and product sales to focus on Soapstone. We expect the final shipments of our core router products will occur no later than the first quarter of 2008. We will continue to service our products under existing contracts we have in place with our customers.

On April 18, 2007, we also announced that our Board of Directors had declared a special cash dividend of $2.00 per outstanding share of common stock, or $28.3 million. The dividend was distributed on June 22, 2007 to shareholders of record as of June 11, 2007.

Since our inception, we have incurred significant losses. As of June 30, 2007, we had an accumulated deficit of $399.3 million. Although we recorded our first net income in 2006, there is no certainty that profitability will continue.

Revenue

We expect that substantially all of our revenue in the remainder of 2007 will continue to depend on product sales and service revenue from our current customers, primarily AT&T. As a result of our announcement to transition away from core router development and product sales, we do not anticipate recording material router product revenue beyond 2007, provided that some revenue from final shipments of our core router products may be recognized in the first quarter of 2008. We do not anticipate recording any material revenue during the remainder of 2007 associated with Soapstone.

Prior to our restructuring in the first quarter of 2006, we sought to increase our worldwide presence through indirect sales channels established through agreements with system integrators and distribution partners. In April 2003, we entered into a strategic relationship with Huawei. The agreement had no minimum purchase commitment and expired in April 2005. In January 2004, we entered into a worldwide three-year strategic agreement with Nortel Networks (“Nortel”) to market, sell and support Avici’s carrier-class core routers as part of its converged network solutions based on Internet Protocol (IP) technology. The agreement had no minimum purchase commitment and expired in January 2007. The relationships with Nortel and Huawei did not produce the results we anticipated when entering into these relationships.

Common Stock Warrant Discount - Product

In January 2004, in connection with a three-year strategic OEM agreement with Nortel, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $6.03 per share (as adjusted for the $2.00 special cash dividend paid on June 22, 2007 to common stockholders of record on June 11, 2007). The agreement provides Nortel with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may have been accelerated if Nortel achieved certain performance milestones or may be accelerated upon a change in control at the discretion of Avici. The fair value of the warrant was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and was being recorded as a reduction of revenue on a straight-line basis over three years. The unamortized balance was deemed impaired and was fully written off in the first quarter of 2006.

Cost of Revenue

Cost of Revenue - Product includes material cost, provision for warranty, rework, depreciation, provision for excess and obsolete inventory and certain restructuring costs. We outsource our manufacturing operations to contract manufacturers that assemble and test our products in accordance with our specifications. Accordingly, a significant portion of our product cost is material cost paid to these entities. Avici’s cost of revenue also includes overhead costs, primarily for material procurement associated with manufacturing. Warranty costs and inventory provisions are expensed as cost of revenue-product.

Cost of Revenue - Service includes costs associated with providing customer support and maintenance services.

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

Sales and Marketing

Sales and marketing expenses have consisted primarily of salaries and related employee costs, sales commissions, travel, public relations, training and other costs associated with marketing material and tradeshows. During the remainder of the year, we expect sales and marketing expenses to increase from the current levels of spending primarily related to our Soapstone product initiative.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel as well as professional and compliance related fees. We expect general and administrative expenses to continue at or about the current rate of spending.

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

The restructuring charges recorded and the reserve activity are summarized as follows:

	Total Restructuring Charge in fiscal 2006	Non-cash Charges	Fiscal 2006 Payments	Accrual Balance at December 31, 2006	First quarter 2007 charge	First quarter 2007 payments	Accrual Balance at March 31, 2007
Workforce restructuring related	$5,371	$—	$3,883	$1,488	$100	$1,588	$—
Asset impairment	1,580	1,580	—	—			—
Other costs	666	—	666	—		—	—

Restructuring and impairment charges	7,617	1,580	4,549	1,488	100	1,588	—
Inventory and inventory related costs recorded in cost of revenue - product	3,094	1,065	1,104	925	175	1,100	—

Total	$10,711	$2,645	$5,653	$2,413	$275	$2,688	$—

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

In 2005 and 2006, Avici granted 172,000 and 92,500 shares, respectively, of performance-based restricted stock to certain key employees of the Company. The shares vest no later than five years from the grant date. Vesting may be accelerated upon the achievement of certain pre-defined performance milestones. The value of the shares at the dates of grant was $0.8 million and $0.6 million for 2005 and 2006, respectively, and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the shorter of the expected performance period or the five year vesting period. The performance criteria for 85,000 shares of the 2006 grants were met during the six months ended June 30, 2007 and accordingly all unamortized expenses associated with such grants were expensed at that time.

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

Inventory Valuation

We value our inventory at the lower of the actual cost to purchase or the current estimated market value. We regularly review inventory quantities on hand and at customer sites and inventory commitments with suppliers and record a provision for potentially excess and obsolete inventory based primarily on our estimated forecast of product demand through the end of our last shipment, which is expected to be less than the next twelve months. When we place end-of-life orders we review the recovery of such components against the expected future revenue over several years. Demand for our products can fluctuate suddenly and significantly due to changes in economic and business conditions. A significant increase in demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand or change in strategy could result in an increase in the amount of excess inventory on hand and at suppliers. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory on hand and at suppliers. Therefore, although we endeavor to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could result in additional reserves in future periods for the existing inventories and hence could have a significant impact on the value of our inventory and our reported operating results.

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

Results of Operations

Revenue

Total gross revenue increased $4.3 million to $29.6 million in the second quarter of 2007 from $25.3 million in the second quarter of 2006. Total gross revenue increased $3.5 million to $50.2 million in the first six months in 2007 from $46.7 million for the same period in 2006.

Gross product revenue increased $3.3 million to $26.9 million in the second quarter of 2007 from $23.6 million in the second quarter of 2006. Gross product revenue increased $1.4 million to $45.3 million in the first six months in 2007 from $43.9 million for the same period in 2006. The increase in gross product revenue during the three and six month period in 2007 was primarily due to an increase in the volume of product shipped as compared to the same period in 2006. Net product revenue for the six months ended June 30, 2006 reflects warrant amortization of $0.5 million.

Service revenue increased $1.0 million to $2.7 million in the second quarter of 2007 from $1.7 million in the second quarter of 2006. Service revenue increased $2.0 million to $4.8 million for the first six months in 2007 from $2.8 million for the same period in 2006. The increase in service revenue in the second quarter and first six months of 2007 was primarily due to a larger installed base of products.

During the three and six months ended June 30, 2007 the Company recognized nearly all of its gross revenue from one customer, namely AT&T. During the three and six months ended June 30, 2006, the Company recognized 97% and 90%, respectively, of its gross revenue from AT&T.

We expect that gross revenue over the remainder of 2007 will continue to be affected by, among other things, final shipments and other developments with our principal customer’s business, networks and multi-vendor relationships; customer commitments; our ability to manage the transition of our core router development and product sales; and any further negotiations with our principal customer.

Cost of Revenue

Total cost of revenue increased $1.6 million to $8.4 million in the second quarter of 2007 from $6.8 million in the second quarter of 2006. Total cost of revenue decreased $1.5 million to $14.1 million for the first six months in 2007 from $15.6 million for the same period in 2006. Product cost of revenue was 30% and 27% of gross product revenue for the second quarter of 2007 and 2006, respectively. The increase in the product cost as a percentage of gross product revenue in the second quarter of 2007 was as a result of changes in product mix. Product cost of revenue was 29% and 33% of gross product revenue for the first six months of 2007 and 2006, respectively. Product cost of revenue includes restructuring expenses of $0.2 million and $1.4 million for the first six months of 2007 and 2006, respectively. Excluding the impact of such restructuring expenses, product cost of revenue was 29% and 31% of gross product revenue for the first six months in 2007 and 2006 respectively. The decrease in the product cost as a percentage of gross product revenue for the first six months of 2007 was as a result of changes in customer mix since the 2006 period derived a portion of its revenue from a channel customer.

We expect future product costs as a percent of gross revenue for the remainder of the year will continue to be affected by changes in the mix of products sold, discounts and related pricing, changes in material and manufacturing costs, excess inventory and obsolescence charges and credits, warranty liability, changes in volume, as well as any further negotiations with our principal customer.

Service cost of revenue was 13% and 26% of service revenue in the second quarter of 2007 and 2006, respectively. Service cost of revenue was 17% and 34% of service revenue in the first six months of 2007 and 2006, respectively. The lower percentage in 2007 was primarily due to higher revenue in 2007.

Research and Development

Research and development expenses decreased $0.5 million to $7.4 million for the second quarter of 2007 from $7.9 million for the second quarter of 2006. The decrease in the second quarter of 2007 from the second quarter of 2006 was due to a decrease in project expenses, software maintenance and depreciation of $1.1 million, primarily associated with the transitioning away from core router development, partially offset by an increase of $0.6 million in stock compensation expenses associated with SFAS 123R. Research and development expenses decreased $2.9 million to $14.7 million for the first six months in 2007 from $17.6 million for the same period in 2006. The decrease in the first six months in 2007 was primarily due to lower labor and labor related expenses of $1.8 million resulting from the workforce reductions associated with the restructuring plan in 2006.

Sales and Marketing

Sales and marketing expenses decreased $0.3 million to $0.6 million for the second quarter of 2007 from $0.9 million for the second quarter of 2006. Sales and marketing expenses decreased $1.1 million to $1.3 million for the first six months of 2007 from $2.4 million for the same period in 2006. The decrease in the 2007 period was due to lower labor and labor related expenses and lower travel expenses primarily due to the workforce reductions associated with the restructuring plan.

General and Administrative

General and administrative expenses increased $0.6 million to $1.9 million for the second quarter of 2007 from $1.3 million for the second quarter of 2006. General and administrative expenses increased $0.6 million to $3.3 million for the first six months of 2007 from $2.7 million for the same period in 2006. The increase in the 2007 periods was primarily due to corporate costs such as legal costs associated with Avici’s stock option plan amendments, dividend distribution and increased proxy disclosures. Charges resulting from the amendment of the Director Stock Option Plan and management incentive plan costs also contributed to the increase.

Interest Income, Net

Interest income increased $0.4 million to $1.0 million for the second quarter of 2007 from $0.6 million for the second quarter of 2006. Interest income increased $0.9 million to $1.9 million for the first six months of 2007 from $1.0 million for the same period in 2006. The increase in the 2007 periods was primarily due to higher yields on higher average invested balances.

Provision for Income Taxes

In the first six months of 2007, Avici provided for federal and state income taxes of approximately $0.4 million after giving benefit to the utilization of net operating loss carryforwards. The provision for income taxes represents federal and state alternative minimum taxes. Avici has incurred net operating losses from inception through the first quarter of 2006, thus, no provision for federal or state income taxes were recorded for those periods.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, from the exercise of stock options by employees and more recently from operating cash flows. From inception through June 30, 2007, we raised approximately $423.9 million from these equity offerings. During the first six months of 2007, we generated $19.8 million in cash from operating activities, compared to $2.8 million in the 2006 period. The increase in cash from operations in 2007 is primarily due to higher net income before non-cash expenses partially offset by higher working capital requirements. We expect that in the future, working capital requirements will fluctuate based on the timing and volume of customer shipments, and the related need to build inventory in anticipation of shipment dates. Our deferred revenue primarily represents the deferred and unearned portion of customer maintenance and support revenue, which will be amortized into service revenue over the term of the related contractual service periods. We expect to record as product revenue, a significant portion of deferred revenue if unutilized at the end of the fourth quarter of 2007, upon the expiration of the current service pricing structure. In addition, we expect to invest in infrastructure costs needed to support Soapstone.

Purchases of equipment decreased $0.2 million to $1.4 million during the first six months of 2007 from $1.6 million for the same period in 2006. The timing and amount of future capital expenditures will depend primarily on our requirements in Soapstone. We expect that capital expenditures will be approximately $1.0 million to $1.5 million during the remainder of 2007.

At June 30, 2007, we had cash and cash equivalents of $32.0 million, short-term marketable securities of $22.1 million, restricted cash of $0.2 million and long-term marketable securities of $7.0 million totaling $61.3 million. On April 18, 2007, Avici announced that its Board of Directors had declared a special cash dividend of $2.00 per outstanding share of common stock, or $28.3 million, which was distributed in the second quarter of 2007. We believe that our cash, cash equivalents and marketable securities will meet our normal operating and capital expenditure needs for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period should there be delays in product development, delays in Soapstone revenue relative to our expectations or a material increase in development or marketing costs. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop, enhance or promote our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business. We may also be required to enter into revised terms with key vendors, some of which could be less favorable to us.

Contractual Obligations

At June 30, 2007, our contractual obligations, which consist entirely of contractual commitments for the operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year	Operating Leases	Inventory Purchase Commitment	Total
2007 (remainder of year)	$320	$5,292	$5,612
2008	252	—	252
Thereafter	—	—	—

Total future contractual commitments	$572	$5,292	$5,864

Payments made under operating leases, the majority of which will expire in the third quarter of 2007, will be treated as rent expense for the facilities. We outsource the manufacture and assembly of our products. During the normal course of business, in order to maintain competitive lead times for customers and adequate supply of components, we enter into agreements with certain suppliers to procure inventory based upon criteria defined by us.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management's expectations for future operations, financial position and operating results, as well as statements regarding the strategy, plans and objectives of Avici. Our actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference or otherwise affect our future results of operations include: limited customers and products; end-of-life orders for our legacy core router products, further developments with our primary customer’s business, networks and multi-vendor relationships; our ability to manage the transition away from our core router development and product sales; the early stage of Soapstone; development of our direct sales capabilities and channel relationships; reliance on technology and distribution partners; restructuring effects; risks associated with competition and competitive pricing pressures; our ability to stabilize revenues and manage costs; our ability to obtain component parts; our reliance on contract manufacturers and our ability to forecast manufacturing requirements; customer purchasing patterns and commitments; potential liability for defects or errors in our products; the size, timing and recognition of revenue from customers; our ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and our ability to predict and respond to market developments; failure to keep pace with the rapidly changing requirements of our customers; our ability to attract and retain key personnel; risks associated with international sales and operations; our ability to identify, analyze and consummate strategic alternatives; the sufficiency of our intellectual property rights; our ability to obtain additional financing; any failure to comply with the internal control requirements of Sarbanes-Oxley; as well as risks of a downturn in economic conditions generally, and in the telecommunications industry specifically. For a more detailed description of the risk factors associated with Avici, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 15, 2007, as updated by the risk factors described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on May 8, 2007.

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or December 31, 2007 for Avici. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Avici will adopt FAS No. 159 only on January 1, 2008 and has not yet determined the effect, if any, that the implementation will have on the financial position or results of operations of the Avici.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, and state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at June 30, 2007, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

Evaluation of disclosure controls and procedures

Avici, under the supervision and with the participation of Avici’s management, including the principal executive officer and principal financial officer, have evaluated the effectiveness of Avici’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”) pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, Avici’s principal executive officer and principal financial officer have concluded that, as of the

Evaluation Date, Avici’s disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting

There were no changes in Avici’s internal control over financial reporting during Avici’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Avici’s internal control over financial reporting.

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

In June 2003, Avici elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If the proposed settlement had been approved by the Court, it would have resulted in the dismissal, with prejudice, of all claims in the litigation against Avici and against any of the other issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed settlement was conditioned on, among other things, a ruling by the District Court that the claims against Avici and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement.

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision.

In light of the Court of Appeals’ December 5, 2006 decision regarding certification of the plaintiffs’ claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including Avici. Because any possible future settlement with the plaintiffs, if such a settlement were ever to be agreed to, would involve the certification of a class action for settlement purposes, the impact of the Court of Appeals’ class certification-related rulings on the possible future settlement of the claims against Avici cannot now be predicted.

With the termination of the proposed settlement, we intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. Avici believes that the underwriters may have an obligation to indemnify Avici for the legal fees and other costs of defending this suit and that Avici’s directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. Avici does not believe that a loss is probable or reasonably estimable as of the balance sheet date.

ITEM 1A:	RISK FACTORS

From time to time we update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We updated those risk factors in connection with our filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by the risk factors described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, other than the inclusion herein of one updated Risk Factors below.

We have historically derived the substantial portion of our revenue from AT&T, the major customer of our legacy core router products and, as we transition away from core router development and product sales, we may be unable to develop a significant alternate source of revenue and cash flow.

Following our restructuring in the first quarter of 2006, we adjusted our corporate strategy to focus our efforts on a limited target customer base, particularly AT&T, and core router product functionalities. As a result, we grew increasingly reliant on the revenues generated by the sale of our legacy router products to AT&T, which accounted for 94%, 94% and 60% of our gross revenue in 2006, 2005 and 2004, respectively, and nearly all of our revenue for the six months ended June 30, 2007. In 2004, Huawei and Nortel accounted for 27% and 12%, respectively, of our gross revenue. On April 18, 2007, we announced that we are transitioning away from core router development and product sales to focus on opportunities in new markets, namely our new product initiative, Soapstone. We expect that the majority of the final shipments of our core router products will occur by the end of 2007, which will include a final end-of-life order from AT&T. We expect that during the remainder of the year substantially all of our revenue will continue to depend on sales of our legacy products to our major customer AT&T. Our business also will continue to be affected by our announcement to transition away from legacy core router development and sales. Although we will continue to service products under existing contracts with our customers, we do not anticipate recording any material product revenue, including from AT&T, beyond 2007, provided that some revenue from final shipments of our core router products may be recognized in the first quarter of 2008.

Our ability to generate profits and positive cash flow beyond 2007 is dependent on our ability to manage the transition of our legacy core router development and product sales, and develop new sources of revenue and profitable operations.

Our ongoing business plan focuses on our Soapstone product initiative, which is at an early stage and unproven. These efforts will require significant expenditures, a substantial portion of which we will make long before any significant revenue related to these expenditures may be realized.

Although we recorded net income in 2006 and in the first two quarters of 2007, we had prior to 2006, incurred significant losses in each quarterly and annual period since inception. As of June 30, 2007, we had an accumulated deficit of $399.3 million. We will need to generate significant revenues from our Soapstone technology to offset the loss of revenue from AT&T and our other core router customers and effectively manage our transition costs to avoid additional material operating losses. We do not expect to recognize material revenue from Soapstone in 2007, and an ability to generate meaningful revenue from our Soapstone initiative is unproven. In the future, we may never achieve sustained profitability or consistently generate positive cash flows from operations.

Securities Litigation Could Result in Substantial Cost and Divert the Attention of Key Personnel, Which Could Seriously Harm Our Business.

In addition to claims in the normal course of business, twelve purported securities class action lawsuits were filed against Avici and one or more of Avici’s underwriters in Avici’s initial public offering, and certain officers and directors of Avici. In June 2003, Avici elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. However, the U.S. District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including Avici, for various reasons described in detail in the notes to our financial statements. With the termination of the proposed settlement, we intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. Avici believes that the underwriters may have an obligation to indemnify Avici for the legal fees and other costs of defending this suit and that Avici’s directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. However, in the event that we have unindemnified losses that exceed the limits of our liability insurance, such losses could have a material effect on our business, our consolidated results of operations, or our financial condition. Further, this continuing litigation may be time-consuming, expensive and disruptive to normal business operations.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Repurchase of Equity Shares by Avici

The following table sets forth information with respect to our acquisition of shares of our common stock during the second quarter of 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 2007	—	—	—	—
May 2007	11,099	$8.24	—	—
June 2007	—	—	—	—
Total	11,099	$8.24	—	—

(1)	Represents shares of common stock forfeited to us as payment of taxes on the vesting of restricted stock awarded under our 2000 Stock Option and Incentive Plan, as amended.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Avici’s annual meeting of stockholders held on May 31, 2007, Avici’s stockholders took the following actions:

1.	Avici stockholders elected the following nominees, each to serve for a three-year term as a Class I Director and until their successors are elected and appointed:

Nominee	For	Withheld
William Ingram	10,002,551	1,068,563
Robert P. Schechter	8,090,054	2,981,060

The other directors of Avici whose terms continued after the 2007 Annual Meeting are Richard Liebhaber and William J. Leighton. III.

2.	Avici stockholders approved the Amended and Restated 2000 Stock Option and Incentive Plan as follows:

For	Against	Abstain
4,775,627	665,712	15,666

3.	Avici stockholders approved the Amended and Restated Amended and Restated 1997 Stock Incentive Plan as follows:

For	Against	Abstain
4,767,661	673,190	16,154

4.	Avici stockholders approved the Amended and Restated 2000 Non-Employee Director Stock Option Plan as follows:

For	Against	Abstain
4,778,342	666,266	12,397

5.	Avici stockholders ratified the appointment of Ernst & Young LLP, independent registered public accounting firm, as Avici’s independent auditors for the fiscal year ending December 31, 2007 by the following vote:

For	Against	Abstain
11,005,303	43,679	22,131

ITEM 6.	EXHIBITS

(a)	List of Exhibits

Exhibit No.	Exhibit Description
10.1	Lease, dated July 10, 2007, by and between the Registrant, and BBC Equity Partners LLC.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVICI SYSTEMS INC.

Date	August 3, 2007	By:	/s/ William J. Stuart
William J. Stuart Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Lease, dated July 10, 2007, by and between the Registrant, and BBC Equity Partners LLC.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002