Form 10-Q
period 2007-09-30
AVICI SYSTEMS INC
filed 2007-11-02
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 000-30865

AVICI SYSTEMS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0493372
(State or Other Jurisdiction of Organization)	(I.R.S. Employer Identification No.)

296 Concord Road

Billerica, Massachusetts 01821

(Address of Principal Executive Offices) (Zip Code)

101 Billerica Avenue, North Billerica, MA 01862

(Former Address of Principal Executive Office)

Registrant’s Telephone Number, Including Area Code (978) 715-2300

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

At October 31, 2007, 14,757,003 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

AVICI SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVICI SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$45,791	$39,679
Marketable securities	15,066	20,416
Trade accounts receivable, net	12,559	3,583
Inventories	677	5,438
Restricted cash	—	1,243
Prepaid expenses and other current assets	945	890

Total current assets	75,038	71,249

Property and equipment, net	3,209	4,937
Long-term marketable securities	14,131	8,504

Total assets	$92,378	$84,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,686	$2,772
Accrued payroll and payroll-related costs	2,898	2,497
Accrued restructuring expenses	—	2,413
Other accrued expenses	844	1,232
Deferred revenue	8,286	9,592

Total current liabilities	14,714	18,506

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized – 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.0001 par value:
Authorized – 250,000,000 shares Issued – 15,285,096 shares at September 30, 2007 and 14,409,147 shares at December 31, 2006	2	1
Additional paid-in capital	458,349	479,629
Common stock warrants	6,321	6,321
Treasury stock, at cost – 545,819 shares and 511,489 shares at September 30, 2007 and December 31, 2006, respectively	(2,668)	(2,355)
Accumulated deficit	(384,340)	(417,412)

Total stockholders’ equity	77,664	66,184

Total liabilities and stockholders’ equity	$92,378	$84,690

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Product	$26,927	$18,526	$72,251	$62,379
Service	2,349	1,677	7,175	4,488

Total gross revenue	29,276	20,203	79,426	66,867
Common stock warrant discount – product	—	—	—	(527)

Net revenue	29,276	20,203	79,426	66,340

Cost of revenue – product (1)	6,118	7,790	19,433	22,404
Cost of revenue – service	348	450	1,170	1,402

Total cost of revenue	6,466	8,240	20,603	23,806

Gross margin	22,810	11,963	58,823	42,534

Operating expenses:
Research and development (2)	6,029	6,863	20,722	24,452
Sales and marketing (2)	752	809	2,052	3,196
General and administrative (2)	1,681	1,414	5,014	4,141
Restructuring and impairment charges	—	844	100	7,122

Total operating expenses	8,462	9,930	27,888	38,911

Income from operations	14,348	2,033	30,935	3,623
Other income	81	—	81	—
Interest income, net	875	690	2,726	1,674

Income before income taxes	15,304	2,723	33,742	5,297
Provision for Income Tax	(300)	—	(670)	—

Net income	$15,004	$2,723	$33,072	$5,297

Net income per common share:
Basic	$1.03	$0.20	$2.35	$0.40

Diluted	$0.97	$0.20	$2.23	$0.39

Weighted average common shares:
Basic	14,500,720	13,480,604	14,091,716	13,182,418

Diluted	15,490,075	13,961,569	14,844,714	13,584,180

Dividends declared and paid per share	—	—	$2.00	—
(1) Includes inventory and inventory related charges associated with restructuring	$—	$1,712	$175	$3,094

(2) Includes non-cash, stock-based compensation expense, as follows:
Research and development	$381	$284	$1,106	$667
Sales and marketing	79	77	129	17
General and administration	256	302	944	460

See accompanying notes.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$33,072	$5,297
Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation and amortization	3,694	4,911
Impairment charge	—	1,580
Amortization of common stock warrants discount—product	—	527
Compensation expense associated with issuance of stock-based awards to employees	2,179	1,144
Changes in current assets and liabilities:
Trade accounts receivable	(8,976)	3,532
Inventories	4,761	2,120
Prepaid expenses and other current assets	(55)	(1,446)
Accounts payable	(86)	(4,526)
Accrued payroll and payroll related	401	(554)
Accrued restructuring expenses	(2,413)	2,969
Accrued other	(368)	352
Deferred revenue	(1,306)	(4,033)

Net cash provided by operating activities	30,903	11,873

Cash Flows from Investing Activities:
Maturity of marketable securities	35,195	47,871
Purchases of marketable securities	(35,472)	(31,559)
Proceeds from or (deposits of) restricted cash	1,243	(1,000)
Purchases of property and equipment	(1,966)	(2,010)

Net cash (used in) provided by investing activities	(1,000)	13,302

Cash Flows from Financing Activities:
Payment of dividends to stockholders	(28,339)	—
Proceeds from employee stock plans	4,861	3,717
Repurchase of common stock	(313)	(155)

Cash (used in) provided by financing activities	(23,791)	3,562

Net increase in Cash and Cash Equivalents	6,112	28,737
Cash and Cash Equivalents, Beginning of Period	39,679	2,973

Cash and Cash Equivalents, End of Period	$45,791	$31,710

See accompanying notes.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except share and per share data)

NOTE 1. BASIS OF PRESENTATION

The unaudited financial information included herein has been prepared by Avici Systems Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Avici Systems Inc. and subsidiaries (“Avici” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of Avici, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2007 and December 31, 2006 and the operating results and cash flows for the periods ended September 30, 2007 and 2006. These consolidated financial statements and notes should be read in conjunction with Avici’s consolidated audited financial statements and notes thereto for the year ended December 31, 2006, which appear in Avici’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2007.

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

Avici’s deferred revenue primarily represents the deferred and unearned portion of customer maintenance and support revenue, which will be amortized into service revenue over the term of the related contractual service periods. We expect to record as product revenue a significant portion of deferred revenue, if unutilized at the end of the fourth quarter of 2007, upon the expiration of the current service pricing structure.

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

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Beginning balance	$220	$343	$284	$191
Warranties issued during the period	117	129	357	587
Settlements made during the period	(131)	(186)	(435)	(492)

Ending balance	$206	$286	$206	$286

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

Cash, cash equivalents and marketable securities consist of the following:

	September 30 2007	December 31 2006
Cash and cash equivalents	$45,791	$39,679
Marketable securities	15,066	20,416
Restricted cash	—	1,243

Subtotal	60,857	61,338
Long-term marketable securities	14,131	8,504

Total	$74,988	$69,842

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

(e) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2007	December 31, 2006
Finished goods	$444	$5,094
Raw materials	233	344

	$677	$5,438

Inventories consist of finished goods and raw materials. Finished goods inventory includes product on hand or product at customer sites, as well as deferred costs associated with shipments for which revenue has been deferred. Raw materials include component parts and chips on hand. Avici regularly reviews inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand through the end of our last shipment, which is expected to be less than the next six months.

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

(h) Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. Avici has conducted its operations in one segment. During the nine months ended September 30, 2007 the Company recognized nearly all of its gross revenue from one customer, namely AT&T. During the nine months ended September 30, 2006, the Company recognized 93% of its gross revenue from AT&T. For the full year 2006, AT&T accounted for 94% of Avici’s gross revenue.

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

In the first nine months ended September 30, 2007, Avici granted options to purchase 1,050,950 shares of common stock. The weighted average fair value of these grants was $3.91 per share estimated using the Black-Scholes valuation model with the following key assumptions: Risk-free interest rate: 4.62%, Volatility: 76.6%, Expected life: 4.19 year and Expected Dividend: 0%.

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

NOTE 3. COMMON STOCK WARRANT DISCOUNT—PRODUCT

In January 2004, in connection with a three-year strategic OEM agreement with a channel partner, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $6.03 per share (as adjusted for the $2.00 special cash dividend paid on June 22, 2007 to common stockholders of record on June 11, 2007). The agreement provided the channel partner with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may have been accelerated if the channel partner achieved certain performance milestones or may be accelerated upon a change in control at the discretion of Avici. The fair value of the warrant at the grant date was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and was being recorded as a reduction of revenue on a straight-line basis over three years. The unamortized balance was deemed impaired and was fully written off in the first quarter of 2006.

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

The restructuring charges recorded and the reserve activity are summarized as follows:

	Total Restructuring Charge in fiscal 2006	Non-cash Charges	Fiscal 2006 Payments	Accrual Balance at December 31, 2006	First quarter 2007 charge	First quarter 2007 payments	Accrual Balance at March 31, 2007
Workforce restructuring related	$5,371	$—	$3,883	$1,488	$100	$1,588	$—
Asset impairment	1,580	1,580	—	—			—
Other costs	666	—	666	—		—	—

Restructuring and impairment charges	7,617	1,580	4,549	1,488	100	1,588	—

Inventory and inventory related costs recorded in cost of revenue—product	3,094	1,065	1,104	925	175	1,100	—

Total	$10,711	$2,645	$5,653	$2,413	$275	$2,688	$—

NOTE 5. CORE ROUTER TRANSITION

On April 18, 2007, Avici announced that it will be transitioning away from core router development and product sales to focus on its new product initiative, Soapstone. Avici expects the final shipments of its core router products will occur by the end of the fourth quarter of 2007, absent any such shipments shifting into the first quarter of 2008. Avici will continue to service its products under existing contracts the Company has in place with its customers.

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. The plaintiffs have since moved for certification of different classes in the District Court, and that motion remains pending.

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

In addition, Avici received a letter dated July 25, 2007 from a putative shareholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 by the underwriters of its IPO and certain unidentified directors, officers and shareholders of the Company. Avici evaluated the demand and declined to prosecute the claim. On October 3, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against the lead underwriters of Avici’s IPO. Avici is named as a nominal defendant against whom the plaintiff currently seeks no recovery. No directors or officers of the Company are named as defendants in this action.

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

Since inception, we have focused on the development and sale of core router equipment. The Avici Terabit Switch Router (TSR™), which was introduced in 1999, is purpose-built for the stresses of carrier core routing in large IP networks, and has been deployed at AT&T Inc. (AT&T) since 1999. We subsequently introduced the Avici Stackable Switch Router (SSR™) and the Avici Quarter-rack Scalable Router (QSR™), smaller versions of our core routers.

In February 2007 we announced our decision to launch a new product initiative, Soapstone Networks (“Soapstone”). Soapstone is helping network providers of all types connect their physical transport infrastructure to the Next Generation Network (NGN) software infrastructure. Soapstone’s products make the connection simple and easy to use by the NGN infrastructure. The products provide SOA interfaces to clean abstract transport objects that are expressly designed for both wholesale and retail services. The products are designed to work over multiple transport technologies including Carrier Ethernet, MPLS, OTN, and pure optical and to operate in a multi-vendor environment. The Soapstone product initiative is currently in the research and development stage.

On April 18, 2007, we announced that we will be transitioning away from core router development and product sales to focus on Soapstone. We expect the final shipments of our core router products will occur by the end of the fourth quarter of 2007, absent any such shipments shifting into the first quarter of 2008. We will continue to service our products under existing contracts we have in place with our customers. We no longer actively develop or sell core router products, and are no longer resourced to manufacture large volumes of our core router products following our fulfillment of the last orders which is anticipated to be completed in the fourth quarter of 2007. Accordingly, we do not anticipate meaningful product revenue from core router sales in 2008 and as a result expect our total gross revenue to decline significantly in 2008.

On April 18, 2007, we announced that our Board of Directors had declared a special cash dividend of $2.00 per outstanding share of common stock, or $28.3 million. The dividend was distributed on June 22, 2007 to shareholders of record as of June 11, 2007.

Since our inception, we have incurred significant losses. As of September 30, 2007, we had an accumulated deficit of $384.3 million. Although we recorded our first net income in 2006, there is no certainty that profitability will continue. In particular, we expect that 2008 will be a year of continued transition, as we continue to invest in Soapstone, with the objective of commercial introduction during the year, and continue to provide maintenance and other services under our existing core router customer contracts. Given the early stage of our Soapstone initiative, there can be no assurance that we will generate meaningful revenue or maintain profitability through our Soapstone products once introduced.

Revenue

We expect that substantially all of our revenue in the remainder of 2007 will continue to depend on product sales and service revenue from our current core router customers, primarily AT&T. As a result of our decision to transition away from core router development and product sales, we do not anticipate recording material router product revenue beyond 2007, provided that some revenue from final shipments of our core router products may be recognized in the first quarter of 2008. Accordingly, we expect a significant decline in our product revenue in 2008. We do not anticipate recording any material revenue during the remainder of 2007 associated with Soapstone.

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

Common Stock Warrant Discount - Product

In January 2004, in connection with a three-year strategic OEM agreement with Nortel, Avici issued a warrant to purchase 800,000 shares of Avici common stock at an exercise price of $6.03 per share (as adjusted for the $2.00 special cash dividend paid on June 22, 2007 to common stockholders of record on June 11, 2007). The agreement provided Nortel with the ability, but not the obligation, to purchase equipment and services from Avici for its own use or for resale. The warrant is nonforfeitable and has a term of approximately seven years from the date of issuance and is exercisable after seven years. The right to exercise the warrant may have been accelerated if Nortel achieved certain performance milestones or may be accelerated upon a change in control at the discretion of Avici. The fair value of the warrant at grant date was calculated to be approximately $6.3 million using the Black-Scholes valuation model, and was being recorded as a reduction of revenue on a straight-line basis over three years. The unamortized balance was deemed impaired and was fully written off in the first quarter of 2006.

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

Research and Development

Research and development expenses consist primarily of salaries and labor related costs, depreciation expense on laboratory equipment, project costs and third-party costs and fees related to the development and prototyping of our proprietary technology. During the fourth quarter, we expect research and development expenses to approximate the current levels of spending.

Sales and Marketing

Sales and marketing expenses have consisted primarily of salaries and related employee costs, sales commissions, travel, public relations, training and other costs associated with marketing material and tradeshows. During the fourth quarter, we expect sales and marketing expenses to increase from the current levels of spending primarily related to our Soapstone product initiative.

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

The restructuring charges recorded and the reserve activity are summarized as follows:

	Total Restructuring Charge in fiscal 2006	Non-cash Charges	Fiscal 2006 Payments	Accrual Balance at December 31, 2006	First quarter 2007 charge	First quarter 2007 payments	Accrual Balance at March 31, 2007
Workforce restructuring related	$5,371	$—	$3,883	$1,488	$100	$1,588	$—
Asset impairment	1,580	1,580	—	—			—
Other costs	666	—	666	—		—	—

Restructuring and impairment charges	7,617	1,580	4,549	1,488	100	1,588	—

Inventory and inventory related costs recorded in cost of revenue—product	3,094	1,065	1,104	925	175	1,100	—

Total	$10,711	$2,645	$5,653	$2,413	$275	$2,688	$—

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

In 2005 and 2006, Avici granted 172,000 and 92,500 shares, respectively, of performance-based restricted stock to certain key employees of the Company. The shares vest no later than five years from the grant date. Vesting may be accelerated upon the achievement of certain pre-defined performance milestones. The value of the shares at the dates of grant was $0.8 million and $0.6 million for 2005 and 2006, respectively, and is being charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the shorter of the expected performance period or the five year vesting period. The performance criteria for the 2005 and 2006 grants were met during the nine months ended September 30, 2007 and accordingly all unamortized expenses associated with such grants were expensed at that time.

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

Inventory Valuation

We value our inventory at the lower of the actual cost to purchase or the current estimated market value. We regularly review inventory quantities on hand and at customer sites and inventory commitments with suppliers and record a provision for potentially excess and obsolete inventory based primarily on our estimated forecast of product demand through the end of our last shipment, which is expected to be less than the next six months. When we place end-of-life orders we review the recovery of such components against the expected future revenue through our last shipment and spares requirements. Changes in our estimates could result in additional reserves in future periods for the existing inventories and inventory commitments and hence could have a significant impact on our reported operating results.

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

Stock-Based Compensation Expense

As of January 1, 2006, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

Results of Operations

Revenue

Total gross revenue increased $9.1 million to $29.3 million in the third quarter of 2007 from $20.2 million in the third quarter of 2006. Total gross revenue increased $12.5 million to $79.4 million in the first nine months in 2007 from $66.9 million for the same period in 2006.

Gross product revenue increased $8.4 million to $26.9 million in the third quarter of 2007 from $18.5 million in the third quarter of 2006. Gross product revenue increased $9.9 million to $72.3 million in the first nine months in 2007 from $62.4 million for the same period in 2006. The increase in gross product revenue during the three and nine month period in 2007 was primarily due to an increase in the volume of product shipped as compared to the same period in 2006. Net product revenue for the nine months ended September 30, 2006 reflects warrant amortization of $0.5 million.

Service revenue increased $0.6 million to $2.3 million in the third quarter of 2007 from $1.7 million in the third quarter of 2006. Service revenue increased $2.7 million to $7.2 million for the first nine months in 2007 from $4.5 million for the same period in 2006. The increase in service revenue in the third quarter and first nine months of 2007 was primarily due to a larger installed base of products.

During the three and nine months ended September 30, 2007 the Company recognized nearly all of its gross revenue from one customer, namely AT&T. During the three and nine months ended September 30, 2006, the Company recognized 99% and 93%, respectively, of its gross revenue from AT&T.

We expect that gross revenue in the fourth quarter of 2007 will continue to be affected by, among other things, final shipments of our core router products to our principal customer; customer commitments; our ability to manage the transition of our core router development and product sales; any shifts in product shipment from the fourth quarter 2007 into 2008; and any further negotiations with our principal customer.

We expect to record as product revenue a significant portion of deferred revenue, if unutilized at the end of the fourth quarter of 2007, upon the expiration of the current service pricing structure with our principal customer.

Cost of Revenue

Total cost of revenue decreased $1.7 million to $6.5 million in the third quarter of 2007 from $8.2 million in the third quarter of 2006. Total cost of revenue decreased $3.2 million to $20.6 million for the first nine months in 2007 from $23.8 million for the same period in 2006. Product cost of revenue was 23% and 42% of gross product revenue for the third quarter of 2007 and 2006, respectively. Product cost of revenue includes restructuring expenses of $1.7 million for the third quarter of 2006. Excluding the impact of such restructuring expenses, product cost of revenue was 23% and 33% of gross product revenue for the third quarter of 2007 and 2006, respectively. The decrease in the product cost as a percentage of gross product revenue in the third quarter of 2007 was primarily as a result of favorable changes in product mix. Product cost of revenue was 27% and 36% of gross product revenue for the first nine months of 2007 and 2006, respectively. Product cost of revenue includes restructuring expenses of $0.2 million and $3.1 million for the first nine months of 2007 and 2006, respectively. Excluding the impact of such restructuring expenses, product cost of revenue was 27% and 31% of gross product revenue for the first nine months in 2007 and 2006 respectively. The decrease in the product cost as a percentage of gross product revenue for the first nine months of 2007 was as a result of changes in customer mix since the 2006 period derived a portion of its revenue from a channel customer.

We expect product costs as a percent of gross revenue in the fourth quarter of 2007 will continue to be affected by changes in the mix of products sold, discounts and related pricing, changes in material and manufacturing costs, excess inventory and obsolescence charges and credits, warranty liability, changes in volume, as well as any further negotiations with our principal customer.

Service cost of revenue was 15% and 27% of service revenue in the third quarter of 2007 and 2006, respectively. Service cost of revenue was 16% and 31% of service revenue in the first nine months of 2007 and 2006, respectively. The lower percentage in 2007 periods was primarily due to higher service revenue in 2007.

Research and Development

Research and development expenses decreased $0.9 million to $6.0 million for the third quarter of 2007 from $6.9 million for the third quarter of 2006. The decrease in the third quarter of 2007 from the third quarter of 2006 was primarily due to lower labor and labor related expenses of $0.5 million primarily associated with the transitioning away from core router development, partially offset by an increase in labor and labor related expenses associated with Soapstone. Research and development expenses decreased $3.8 million to $20.7 million for the first nine months in 2007 from $24.5 million for the same period in 2006. The decrease in the first nine months in 2007 was primarily due to lower labor and labor related expenses of $2.3 million resulting from the workforce reductions associated with the restructuring plan in 2006 and also from the transitioning away from core router development, partially offset by an increase in labor and labor related expenses associated with Soapstone.

Sales and Marketing

Sales and marketing expenses remained unchanged at $0.8 million for the third quarter of 2007 and 2006. Sales and marketing expenses decreased $1.1 million to $2.1 million for the first nine months of 2007 from $3.2 million for the same period in 2006. The decrease in the 2007 period was due to lower labor and labor related expenses and lower travel expenses primarily due to the workforce reductions associated with the 2006 restructuring plan.

General and Administrative

General and administrative expenses increased $0.3 million to $1.7 million for the third quarter of 2007 from $1.4 million for the third quarter of 2006. General and administrative expenses increased $0.9 million to $5.0 million for the first nine months of 2007 from $4.1 million for the same period in 2006. The increase in the 2007 periods was primarily due to corporate costs such as legal costs associated with Avici’s stock option plan amendments, dividend distribution and increased proxy disclosures. Charges resulting from the amendment of the Director Stock Option Plan, management incentive plan costs and certain contract termination costs also contributed to the increase.

Interest Income, Net

Interest income increased $0.2 million to $0.9 million for the third quarter of 2007 from $0.7 million for the third quarter of 2006. Interest income increased $1.0 million to $2.7 million for the first nine months of 2007 from $1.7 million for the same period in 2006. The increase in the 2007 periods was primarily due to higher yields on higher average invested balances.

Provision for Income Taxes

In the first nine months of 2007, Avici provided for federal and state income taxes of approximately $0.7 million after giving benefit to the utilization of net operating loss carryforwards. The provision for income taxes represents federal and state alternative minimum taxes. Avici has incurred net operating losses from inception through the first quarter of 2006; thus, no provision for federal or state income taxes were recorded for those periods.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, from the exercise of stock options by employees and more recently from operating cash flows. From inception through September 30, 2007, we raised approximately $427 million from these equity offerings. During the first nine months of 2007, we generated $30.9 million in cash from operating activities, compared to $11.9 million in the 2006 period. The increase in cash from operations in 2007 is primarily due to higher net income before non-cash expenses partially offset by higher working capital requirements. We expect that in the near future as we continue to transition away from core router development and sales, working capital requirements will fluctuate primarily based on the timing and volume of customer shipments. Our deferred revenue primarily represents the deferred and unearned portion of customer maintenance and support revenue, which will be amortized into service revenue over the term of the related contractual service periods. We expect to record as product revenue a significant portion of deferred revenue, if unutilized at the end of the fourth quarter of 2007, upon the expiration of the current service pricing structure with our principal customer. In addition, we expect to invest in infrastructure costs needed to support Soapstone, including costs associated with information technology, development tools and partner certification labs.

Purchases of equipment remained unchanged at $2.0 million during the first nine months of 2007 compared to the same period in 2006. The timing and amount of future capital expenditures will depend primarily on our requirements in Soapstone. We expect that capital expenditures will be approximately $0.5 million to $1.0 million during the fourth quarter of 2007.

At September 30, 2007, we had cash and cash equivalents of $45.8 million, short-term marketable securities of $15.1 million, and long-term marketable securities of $14.1 million totaling $75.0 million. On April 18, 2007, Avici announced that its Board of Directors had declared a special cash dividend of $2.00 per outstanding share of common stock, or $28.3 million, which was distributed in the second quarter of 2007. We believe that our cash, cash equivalents and marketable securities will meet our normal operating and capital expenditure needs for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period should there be delays in product development, delays in Soapstone revenue relative to our expectations or a material increase in development or marketing costs. We may not be able to obtain additional capital on terms favorable to us or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop, enhance or promote our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business. We may also be required to enter into revised terms with key vendors, some of which could be less favorable to us.

Contractual Obligations

At September 30, 2007, our contractual obligations, which consist entirely of contractual commitments for the operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year	Operating Leases	Inventory Purchase Commitment	Total
2007 (remainder of year)	$120	$5,134	$5,254
2008	490	—	490
Thereafter	157	—	157

Total future contractual commitments	$767	$5,134	$5,901

Payments made under operating leases will be treated as rent expense for the facilities. We outsource the manufacture and assembly of our core router products. During the normal course of business, in order to maintain competitive lead times for customers and adequate supply of components, we enter into agreements with certain suppliers to procure inventory based upon criteria defined by us.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management’s expectations for future operations, financial position and operating results, as well as statements regarding the strategy, plans and objectives of Avici. Our actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference or otherwise affect our future results of operations include: limited customers and products; end-of-life orders for our legacy core router products; any further negotiations with our primary customer; our ability to manage the transition away from our core router development and product sales; the early stage of Soapstone; development of our direct sales capabilities and channel relationships; reliance on technology and distribution partners; restructuring effects; risks associated with competition and competitive pricing pressures; our ability to generate revenues and manage costs; our ability to obtain component parts, our reliance on contract manufacturers and our ability to forecast manufacturing requirements for our final core router shipments; customer purchasing patterns and commitments; potential liability for defects or errors in our products; the size, timing and recognition of revenue from customers; our ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and our ability to predict and respond to market developments; our ability to market and sell new products; failure to keep pace with the rapidly changing requirements of our customers; our ability to attract and retain key personnel; risks associated with international sales and operations; our ability to identify, analyze and consummate strategic alternatives; the sufficiency of our intellectual property rights; our ability to obtain additional financing; any failure to comply with the internal control requirements of Sarbanes-Oxley; as well as risks of a downturn in economic conditions generally, and in the telecommunications industry specifically. For a more detailed description of the risk factors associated with Avici, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 15, 2007, as updated by the risk factors described in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, as filed with the Securities and Exchange Commission on May 8, 2007 and August 3, 2007, respectively.

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

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, federal agency obligations, and state and municipal bonds with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at September 30, 2007, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling but noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. The plaintiffs have since moved for certification of different classes in the District Court, and that motion remains pending.

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

In addition, Avici received a letter dated July 25, 2007 from a putative shareholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 by the underwriters of its IPO and certain unidentified directors, officers and shareholders of the Company. Avici evaluated the demand and declined to prosecute the claim. On October 3, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against the lead underwriters of Avici’s IPO. Avici is named as a nominal defendant against whom the plaintiff currently seeks no recovery. No directors or officers of the Company are named as defendants in this action.

ITEM 1A:	RISK FACTORS

From time to time we update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We updated those risk factors in connection with our filing of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2007 and June 30, 2007. There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by the risk factors described in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, other than as set forth below.

We have in the recent past derived the substantial portion of our revenue from sales of our core router products to our principal customer, AT&T, and the provision of related services, however, we expect that the final shipments of our core router products will occur in the fourth quarter of 2007, and we may be unable to develop a significant alternate source of revenue and cash flow.

Following our restructuring in the first quarter of 2006, we adjusted our corporate strategy to focus our efforts on a limited target customer base, particularly AT&T, and core router product functionalities. As a result, we grew increasingly reliant on the revenues generated by the sale of our legacy router products to AT&T, which accounted for 94%, 94% and 60% of our gross revenue in 2006, 2005 and 2004, respectively, and nearly all of our revenue for the nine months ended September 30, 2007. On April 18, 2007, we announced that we were transitioning away from core router development and product sales to focus on opportunities in new markets, namely our new product initiative, Soapstone. As a result of this transition, we no longer actively sell or develop core router products and have reduced our core router production capacity accordingly. We expect that the final, end-of-life shipments of our core router products will occur by the end of 2007. Accordingly, we do not expect material product revenue from core router products in 2008, absent any shift in the final product shipment from the fourth quarter 2007 to the first quarter of 2008. Although we will continue to provide services under existing contracts with our core router customers, we will no longer manufacture core router products nor will we maintain the capacity, components or personnel to do so.

Our ability to generate profits and positive cash flow beyond 2007 is dependent on our ability to manage the transition away from the core router business, and develop new sources of revenue and profitable operations, including through Soapstone.

We expect our revenue to decline significantly in 2008 as we transition away from core router sales, and accordingly our success will depend on our ability to manage this transition.

As a result of our transition away from core router development and sales, and the shipment of the last orders for our core router products anticipated to occur in the fourth quarter of 2007, we anticipate a significant decline in our revenue in 2008, commencing with the first quarter of 2008. Any failure to manage successfully our transition away from core router development, sales and manufacturing, our Soapstone initiative, or our operating expenses could have a material adverse effect on our financial condition and results of operations.

Over time, we will need to generate significant revenue from our Soapstone technology to offset the loss of revenue from core router sales to AT&T and effectively manage our transition costs to avoid additional material operating losses. We do not expect to recognize revenue from Soapstone in 2007. The Soapstone product is expected to be introduced in 2008 following the cessation of core router product sales, and our ability to generate meaningful revenue from our Soapstone initiative is unproven. In the future, we may never achieve sustained profitability or consistently generate positive cash flows from operations.

We have historically depended on a limited number of products offered in the core routing market; however, our future revenues depend on the development of our Soapstone products and their commercial success.

We have historically depended on the commercial success of our TSR, SSR and QSR products, from which we have historically derived all of our revenue and which are the only products that we currently offer. On April 18, 2007, we announced that we are transitioning away from core router development and product sales to focus on our

Soapstone initiative. As a result of this transition, we no longer actively sell or develop our TSR, SSR and QSR products. Our future revenues depend on the development and commercial success of our Soapstone products, which are at an early stage and remain unproven. These efforts will require significant expenditures, a substantial portion of which we will make long before any significant revenue related to these expenditures may be realized. The timing of developments, as well as the levels of future investment required, commercial success and revenue relating to Soapstone are all uncertain.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Repurchase of Equity Shares by Avici

The following table sets forth information with respect to our acquisition of shares of our common stock during the third quarter of 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 2007	—	—	—	—
August 2007	2,378	$7.53	—	—
September 2007	—	—	—	—
Total	2,378	$7.53	—	—

(1)	Represents shares of common stock forfeited to us by an employee as payment of taxes on the vesting of restricted stock awarded under our 2000 Stock Option and Incentive Plan, as amended.

ITEM 6.	EXHIBITS

(a)	List of Exhibits

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVICI SYSTEMS INC.

Date November 2, 2007	By:	/s/ William J. Stuart
William J. Stuart Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002