Form 10-K
period 2007-12-31
AVICI SYSTEMS INC
filed 2008-03-13
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30865

AVICI SYSTEMS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	02-0493372
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

296 Concord Rd., Suite 308, Billerica, Massachusetts	01821
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 715-2300

Former name, former address and former fiscal year, if changed since last report: None

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.0001 Par Value	NASDAQ Global Market
(Title of Class)	(Name of exchange on which listed)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $105,565,000 (based on the closing price of the registrant’s Common Stock on June 30, 2007 of $7.50 per share).

The number of shares outstanding of the registrant’s $.0001 par value Common Stock as of March 10, 2008 was 14,811,729.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2008 (Proxy Statement)	Part II, Item 5; Part III

AVICI SYSTEMS INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1.	BUSINESS

Overview

Avici Systems Inc. (referred to as Avici, Soapstone, Soapstone Networks, we, our and the company) provides technology solutions that help networking service providers operate and manage their networks. During 2007, Avici transitioned from a provider of core router products to a developer of emerging, software-based service and control solutions for service providers’ next-generation networks. The company is now primarily focused on developing and marketing its Soapstone Provider Network Controller (PNC™) framework. The Soapstone PNC framework is designed to help service providers and enterprises connect their physical networking infrastructure to Next Generation Network (NGN) software frameworks, and deploy services across their networks, by providing a multi-vendor, software-based service control plane. Prior to its business transition, Avici developed and sold core router products to networking service providers, which, together with related services, accounted for substantially all of its product and service revenue since inception.

Soapstone Networks is developing resource and service control software that automates the service lifecycle for carriers and large enterprises. Unlike traditional solutions that constrain service innovation and growth, we believe our solution will enable customers to evolve their network and service offerings independently by bringing centralized control to transport and separating services from the underlying transport technologies. The Soapstone solution is intended to accelerate service deployment and management by providing state of the art provisioning, monitoring and repair, network operations support, network fault to service correlation, Service Level Agreement (SLA) monitoring, performance, optimization, and planning software. Through Soapstone, we plan to provide a comprehensive common control framework for various technologies including Carrier Ethernet, MPLS, Optical, and Integrated Optical Ethernet. The Soapstone products are currently in the research and development stage.

Our current sales and marketing strategy for Soapstone is to pursue indirect distribution partners that may include network equipment providers, resellers, system integrators, and Operations Support Systems (OSS) vendors as well as to utilize a field sales force to market and sell the Soapstone products.

On February 28, 2008, the company announced that it will change its name to Soapstone Networks Inc. from Avici Systems Inc. and that the NASDAQ ticker symbol will be changed from “AVCI” to “SOAP”. During the fourth quarter of 2007, we delivered the final shipments of the core router products to our largest customer, AT&T. Accordingly, while we expect ongoing service revenue in 2008 from AT&T, we no longer expect core router product revenue, nor are we resourced to manufacture our legacy router products following the final shipments completed in the fourth quarter of 2007.

Since its inception in 1996, Avici had been in the business of providing core routing solutions to large service providers. Although the company acquired AT&T as a customer, it achieved limited success in the core routing market. In February 2006, the company restructured its business around servicing its primary customers to drive the company to near term profitability and positive cash flow. It also announced that it was pursuing strategic alternatives. This included evaluating opportunities to leverage our technology assets, engineering resources and understanding of the networking market to deliver products for next generation networks, which led to the announcement of the formation of Soapstone in February 2007. In April 2007, we announced our transition from the development and manufacture of core routers and related efforts to maximize the near-term financial returns from that business and focus on the Soapstone business going forward. The decision to transition out of the router business was driven by factors that we believed limited the long-term marketability and profitability of our core router business, including changing technologies, competition from major vendors and our limited market share, substantial research and development and marketing expenses required to compete in the core router market, our limited customer base and changes in customer networks. Although we expect our revenue to decline significantly in 2008, the positive cash flow that Avici has been able to generate from the router business in the recent past will enable us to fund Soapstone beyond the next twelve months.

Avici was incorporated in Delaware in 1996 and held its initial public offering in July 2000. We are headquartered in Billerica, Massachusetts. At December 31, 2007, we had 79 full time employees.

Industry Background

Service providers are challenged by the radical shifts in services and technology that have occurred as networks continue to evolve to support new business requirements. The need to grow top line revenue has caused service providers to focus on business opportunities in managed services (such as virtual private networks, or VPNs, and virtual private LAN services, or VPLS), connection-oriented services (i.e., VoIP and video over IP), IPTV, and Internet and wholesale services. These services are layered over different physical infrastructures with varying constraints, resulting in a mismatch between the services carriers want to provide and the capabilities of their physical networks. Service providers would like to facilitate top-level construction of new services and be able to reuse network components and infrastructure. This requires that applications utilize a common physical infrastructure and service providers be able to offer network virtualization into each of these areas. Underlying these trends is the constant need to reduce operational costs and capital expenditures. Service providers are also challenged by the complexity associated with supporting a wide range of equipment from multiple vendors encompassing multiple technologies. This is further complicated by the need to integrate various networks following carrier consolidation.

NGN Frameworks

The International Telecommunications Union’s, or ITU’s, standard for Next-Generation Network architecture was designed to enable delivery of a wide range of telecommunication services over a single packet-based infrastructure. This new infrastructure is organized into “building blocks”—a service/application layer where the majority of the services are defined, a control layer which represents a software system such as IP Multimedia Subsystem (IMS), a transport layer responsible for the physical transport of data, as well as some basic networking software.

All three layers use common components as represented by Operational and Business Support Systems (OSS/BSS). NGN uses multiple broadband, Quality of Service (QoS) enabled transport technologies and makes service-related functions independent from the choice of underlying transport technology. As a result, this architecture frees service providers from the constraints and costs of a stovepipe architecture in which each service would have its own dedicated or overlay network. The business rationale for the transformation is simple. It is difficult and costly to add another stovepipe. The requirement to handle “any service, anywhere, any access” means that the stovepipe approach is not practical, since the number of services and access types creates complexity that would cause such an approach to fail. To keep the complexity and operational costs in check, the number of network platforms needs to be reduced; otherwise, stovepipes are recreated between the service and transport layers.

The result of this new framework is the ability to construct new services, allow the potential for unbundled services at each layer, and move to new network architectures. A flexible software driven framework is required to deliver what is needed in both the service and transport layers. The existing distributed control layer mechanisms (routing, signaling) have become complex as the number of services and policy requirements continue to increase. Alternatively, an external software controller centralizes transport controls and hides the complexity from operations while still retaining interoperability at the data plane. This new control plane paradigm limits the interoperability requirements to data planes and accelerates the adoption of newer equipment into existing networks. The control plane layer sits between the services/application layer and the transport layer and expresses the needs of the service to that underlying transport network, in effect virtualizing the underlying transport network. Network virtualization allows service providers to leverage common Application Programming Interfaces (APIs) to enable multiple services to be mapped to a common underlying transport network while remaining agnostic to the technology or the vendor.

Service providers adopting an NGN architecture need a service control plane framework, capable of interoperating with multiple technologies and components from multiple vendors, to accelerate new service development while automating network operations. The service control plane brings centralized control to the transport network and acts as the glue between the centralized business transaction model for services and the fully decentralized transport model.

The Move to Carrier Ethernet

In order to provide predictable service creation and delivery while managing costs, carriers have leveraged well-known, relatively low-cost base technologies, specifically Ethernet with additional capabilities added to network equipment and software. Most of the work required to turn Ethernet into a carrier grade technology is in the Operations, Administration, Maintenance, and Provisioning (OAM&P) area. Carrier Ethernet is derived from Ethernet, but with added OAM&P capabilities. Carrier Ethernet provides circuit-like behavior and predictability to services through the addition of management functions at the data plane and through the use of a separate external control plane for service automation. By adding only the control components required for service predictability and maintaining Ethernet hardware economics, Carrier Ethernet becomes an ideal building block for both enterprise and carrier environments.

Carrier Ethernet is an opportunity for service providers to position their services to significant advantage. To the carrier’s retail customer, Ethernet is a convenient, familiar and cost-effective packet-transport technology. To the carrier serving that customer, Carrier Ethernet is an opportunity to offer a simple and useful baseline upon which tiers of value-added services, ranging from Internet services to IPTV, can be built. When coupled with Next-Generation Network architectures, Carrier Ethernet has the potential to drive innovative new business and operational models for carrier and enterprise networks.

Industry Segments

We have historically operated in one industry segment, core router products and related services. As a result of our Soapstone transition, we are now operating in two industry segments, core router services and Soapstone products and related services. For more information on industry segments please see our Consolidated Financial Statements in Item 8.

Strategy

Our strategy had been to focus on delivering our core router solutions to our major customer to create profitability and positive cash flow. As we no longer manufacture or sell our core router solutions, our current strategy is to develop and introduce an innovative software solution, the Soapstone PNC framework, designed for carriers’ next generation networks.

Soapstone is developing solutions that are designed to manage the complexities between carrier service offerings and applications and the underlying transport equipment and technologies. The Soapstone solutions are based on key industry standards including Service-Oriented Architecture (SOA), the TeleManagement Forum (TM Forum), International Telecommunications Union (ITU) and Next Generation Networks (NGN) among others, and utilize open APIs between the network and OSS, such as Multi-Technology Operations System Interface (MTOSI). Soapstone is building a multi-vendor software-based network control plane, to take advantage of the opportunities created by the emergence of Carrier Ethernet, the need for service automation and the adoption of next generation network architectures.

The following are key elements of our Soapstone strategy:

Develop and Market the Soapstone Products

We believe that carrier networks are undergoing significant transformations as they migrate to the NGN model. In order to increase their service offerings and grow revenues while reducing costs, multiple networks and devices must be supported at the lowest cost possible. We believe that the complexity of today’s networks creates a need for a common control framework solution for Carrier Ethernet, MPLS, Optical and Integrated Optical Ethernet as well as seamless service migration among these networks. We are developing the Soapstone solution to deliver a network abstraction layer that decouples services from the network infrastructure.

Selectively Pursue Sales Channels for Soapstone

The Soapstone solution will be targeted at the service provider and large enterprise customer markets. We will utilize distribution partners to capture new customer opportunities. Distribution partners will include network equipment providers, system integrators, resellers and OSS software vendors. We will augment our indirect channels with a direct sales and field operations team to provide Soapstone specific sales and sales engineering expertise.

Product Expansion Strategy: Technologies, Applications and Vendors

Expand the Soapstone Solution to Encompass a Broad Array of Network Equipment

A cornerstone of the Soapstone service control framework is that it is designed specifically to interoperate with equipment from multiple vendors. Our strategy is to interoperate with major network equipment components, without limiting the customer’s choice of, or competing with, equipment vendors. By delivering an external, multi-vendor control plane, Soapstone enables carrier and enterprise customers to deploy best-in-class heterogeneous networks. We will continue to add network equipment provider partners, capitalizing on our unique position as an independent, multi-vendor multi-technology dynamic control plane. We work closely with our equipment partners to ensure interoperability between various hardware vendors and the Soapstone service control plane solution.

Expand the Soapstone Solution to Support Multiple Network Technologies

The initial technology module of the Soapstone PNC framework is targeted at Carrier Ethernet because by design it requires an external control plane. However, we are expanding the capabilities of the Soapstone resource and service control software to cover MPLS, Optical and Integrated Optical Ethernet networks, as they all will benefit from the advantages of an external control plane solution.

Extend the Capabilities of the Soapstone Control Framework to Automate Service Lifecycle

Finally, we will extend the PNC framework with new products to automate the service lifecycle including provisioning, monitoring and repair, operations support, network fault to service correlation, performance, optimization, and planning software, as well as to provide advanced features in terms of path computation, reliability, customization and programmability.

Products

The Soapstone solutions are in the research and development stage, and we are pursuing beta customers to evaluate the Soapstone products.

The Soapstone Networks PNC framework is designed to automate the service lifecycle by providing state of the art provisioning, monitoring and repair, operations support, network fault to service correlation, performance, optimization, and planning software to carrier and enterprise customers. We are bringing centralized control to transport by providing a comprehensive resource and service control framework for various technologies including Carrier Ethernet, MPLS, and Optical, as well as Integrated Optical Ethernet technologies. By decoupling services from the underlying transport network, customers can achieve maximum flexibility in their choice of technology and equipment vendor. The Soapstone PNC bridges the gap between the centralized transaction model for services and the completely decentralized model that exists for transport by delivering dynamic, centralized control and end-to-end coordination.

The ability of the Soapstone Networks PNC framework to support heterogeneous vendor environments and provide full automation of transport object lifecycle elements (planning and resource allocation, activation of network equipment, fault monitoring and performance monitoring) is intended to increase the productivity, performance and effectiveness of a carrier’s network. This, combined with the simple direct expression of transport object requirements, including a web-services interface, allows for integration with OSS frameworks.

The first modules of the Soapstone PNC shipped for beta in early 2008 include the service provisioning, monitoring and repair, and bridge-and-roll functionality for Carrier Ethernet as described below. We plan to develop and introduce additional capabilities also as described below.

Service Provisioning

One of the first applications of the PNC framework is the dynamic provisioning of services across a multi-vendor network. In addition to simple, best-effort shortest path routing, the PNC performs complex path computations involving a variety of constraints and equipment limitations (for example, bandwidth, delay, jitter, latency, lawful intercept) and other constraints dictated by network policy rules. Constrained optimization problems require knowledge of the state of the entire network and are ideally suited to a separate dynamic control plane. The PNC uses a combination of algorithmic, heuristic, and rule-based approaches to route each flow subject to the service constraints and limitations of the network equipment.

Service Monitoring and Repair

After a network event (link/node/fiber failure) the network equipment responds in less than 50msec to provide service protection. After sub-50msec fail-over on the switch hardware through path protection capabilities, the PNC, which has a database of the network topology, determines which service(s) was affected by the outage and recreates both a primary and secondary path to restore the service and ensure that it remains protected.

Network Maintenance/Operations (Bridge-and-Roll)

The PNC provides network operations support by making it possible for customers to introduce new hardware or services seamlessly into a network or perform routine maintenance in an automated fashion. This capability enables customers to request the removal of nodes from active service without disruption to services.

When a node is taken out of service by the customer, the PNC notices the affected services and for each service that is impacted, the PNC re-computes paths for services that were locked due to lack of network resources. As with any path selection, the SLA parameters such as the Committed Information Rate (CIR) of each service are used in the path selection to ensure that the SLA is not violated.

Service Level Agreement Monitoring

The PNC will allow each service to be monitored against the SLA requirement for the service. Should the service violate the SLA, the PNC will raise an alarm to the services layer.

Network Fault to Service Correlation

As events occur in the network it is difficult to correlate the link/node that failed to the services which are affected by the failure. The PNC is positioned, through its monitoring of the network topology and over-laid services, to identify a network failure, determine which service(s) are affected by the outage and raise an alarm to notify the provider of the event affecting the service(s).

Network Planning

The PNC can monitor and correlate traffic at physical, transport and service levels to enable network planning. The PNC has the capability to plan for service activation by reserving bandwidth in advance of the service usage, thus guaranteeing service availability in the future.

Northbound Interface

The PNC presents an SOA-based northbound interface to software such as an OSS or external planning tools. The PNC will support multiple, simultaneous operating northbound interfaces allowing for external software agents to control the PNC and establish services, query states and monitor alarms. The PNC will support a variety of northbound interface types including MTOSI and other OSS/BSS interfaces.

Legacy Core Router

As described earlier, in 2007 we announced our transition away from the development and sales of the core router products. The legacy core routing product family consisted of three chassis platforms and several line cards to provide carriers with flexibility in selecting a product that best fit their needs. All of our revenue recorded historically has been through the product sales and service of such core routing products. As a result of our decision to transition away from the legacy products we do not anticipate recording router product revenue beyond 2007, nor are we resourced to manufacture the legacy products.

Sales and Marketing

We plan to sell and market our Soapstone products through indirect distribution channels and a direct field sales force. Our indirect distribution channels will include system integrators, network equipment providers, resellers, systems integrators and OSS vendors.

Our marketing activities include direct marketing, lead generation, advertising, website operations, public relations, technology conferences and trade shows, and solutions development and certification with our partners through our Soapstone Networks Alliance Partner Program (SNAPP™).

SNAPP Marketing and Strategic Technology Partnerships

SNAPP is designed to provide marketing, technology and industry outreach programs to showcase joint best-in-class solutions to the marketplace. Given our strategy to interoperate with multi-vendor and multi-technology networking equipment and software components of our target customers’ networks, our SNAPP program is critical toward driving the adoption of our solutions. SNAPP partners have the opportunity to certify products with the Soapstone Networks PNC framework, and to engage in marketing, education and co-branding activities, training and solutions development.

Through a collaborative relationship with our industry partners, SNAPP accelerates the introduction of new features and solutions to customers. Soapstone’s strategy is to work with our partners and customers to remove “the least common denominator” effect, where the customer cannot deploy new features until all vendors in the network have implemented an interoperable solution. SNAPP is also designed to strengthen the marketing and development initiatives among Soapstone and its partners.

Utilizing a separate software control plane from Soapstone Networks, many features can be implemented in the control plane software itself and put into service independent of the forwarding plane hardware. Moreover, a separate multi-vendor control plane can mediate differences in implementation between vendors enabling a seamless service that otherwise would not be possible. Since it is a software based implementation, it is not tied to long hardware development cycles, greatly increasing feature velocity and the ability to grow new revenues through new services and features.

Legacy Core Router

With respect to our legacy core router products, historically we sold and marketed these products through our direct sales force, sales agents, system integrators, and distribution partners. In the past, we had reseller arrangements with Huawei Technologies, Nortel Networks and Alcatel Teletas, all of which have been terminated or have expired. Subsequent to our restructuring, announced in February 2006, we primarily sold and marketed our core router products through a downsized domestic sales force.

Customer Service and Support

Soapstone

We will offer tiered customer support programs depending upon the service needs of our customers’ deployments. Product support includes Internet access to technical content, as well as telephone access to technical support personnel. Primary product support for customers will be through our indirect distribution partners and we will provide back-up support.

Legacy Core Router

While we no longer develop or sell core router products, we continue to provide service to our core router customers in support of our installed product base. We provide such service and support through our support organization.

Customers

Our Soapstone products are in the research and development stage, and will be marketed to wireline and wireless network service providers and large enterprises. We will market our Soapstone products globally. We will market and sell our Soapstone products through indirect distribution channels augmented by a field sales force. Our Soapstone products are targeted to a broad base of service provider and enterprise customers.

AT&T has been the primary customer of our legacy core router products and related services. We expect to continue to provide service and technical support to AT&T with respect to its existing core router deployments, and to obtain service revenue over 2008. Following the end of life sales of our core router products, which were completed in the fourth quarter of 2007, we no longer expect core router product sales to AT&T or any other customer, nor are we currently resourced to resume core router sales. AT&T accounted for 99%, 94% and 94% of our gross revenue in 2007, 2006 and 2005, respectively.

Research and Development

Continued investment in research and development is critical to our Soapstone business. To this end, we have assembled a team of skilled software engineers with expertise in various fields, including networking, applications, NGN software frameworks, OSS software, high availability, and quality assurance. We invest significant time and financial resources into the development of our products. We plan to expand our product offerings and solutions capabilities in the future and to dedicate resources to these continued research and development efforts. Research and development expenses were $26.3 million, $30.6 million and $36.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Competition

With respect to our Soapstone products, we believe we will compete primarily on the basis of offering resource and service control software solutions that address the need for multi-vendor integration and that provide automation and flexibility for service rollouts. We believe principal competitive factors in our market include scaling, performance, ability to deploy easily into existing networks, ability to quickly introduce new features and carrier-grade reliability.

The competition in the network infrastructure and integration services market is intense and includes a small number of very large companies who have historically dominated the industry. Many of these companies have greater selling and marketing, technical, manufacturing, financial and other resources, more customers, greater market recognition and more established relationships and alliances in the industry.

We believe we will compete indirectly against legacy and alternative technologies and network architectures promoted by network equipment vendors, including these vendors’ integrated control/data plane solutions. In the future, we expect that we may face direct competition from new market entrants as well as from new product introductions from major networking equipment and software vendors. Our primary competitors include integrated data and control plane solutions from companies such as Cisco Systems and Juniper Networks. We may also face competition from companies with point products within the service lifecycle management market. We may experience reluctance by our prospective customers to replace or expand their current solutions, which may be supplied by competitors, with our Soapstone products as Soapstone is a substitute for traditional equipment-based control planes. As a software vendor, Soapstone does not directly compete with any of our equipment partners or OSS software suppliers.

Our ability to sustain a competitive advantage depends on our ability to achieve continuous technological innovation, adapt to the evolving needs of our target customers, and interoperate with the multi-vendor, multi-technology transport equipment and OSS software products in our target customers’ networks.

Our legacy core router market was intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. The market has been dominated by Cisco Systems. We also competed against other established networking equipment providers such as Juniper Networks. Many of these competitors had and continue to have greater selling and marketing, technical, manufacturing, financial and other resources, more customers, greater market recognition, broader product offerings, and more established relationships and alliances in the industry. As a result, these competitors may be able to develop, enhance and expand their product offerings more quickly, adapt more swiftly to new or emerging technologies and changes in customer demands, devote greater resources to the marketing and sale of their offerings, pursue acquisitions and other opportunities more readily, and adopt more aggressive pricing policies than us.

Intellectual Property

We presently have several patents granted in the United States and several United States and foreign patent applications pending. Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent protection, copyrights, trademarks, trade secret laws, contractual restrictions on disclosure, and other methods to protect the proprietary aspects of our technology.

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

While we rely on patent, copyright, trade secret and trademark law to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements, and reliable product support are essential to establishing and maintaining a technology leadership position.

Manufacturing

Historically we outsourced the manufacture and assembly of our core router products to contract manufacturers. We no longer manufacture and sell our legacy core router products. Because we outsourced our manufacturing, compliance with U.S. federal, state and local environmental laws did not have a material effect on our results or costs.

Employees

As of December 31, 2007, we had 79 full time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified personnel, for whom competition is intense. Our employees are not represented by any labor union. We believe our relations with our employees are good. Additionally, as of December 31, 2007, we utilized on-shore and off-shore contract labor, approximating 40 full time equivalent employees.

Financial Information about Geographic Areas

See section (l) of Note 1 to Consolidated Financial Statements at Item 8 incorporated herein by reference.

Additional Information

Our Internet addresses are www.soapstonenetworks.com and www.avici.com. On the Investor Relations section of our web site, located at www.avici.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement on Form 14A related to our annual stockholders’ meeting and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web site are available free of charge. As we change our corporate name, all such filings will be located on the Investor Relations section of our Soapstone Networks web site.

ITEM 1A.	RISK FACTORS

Our company, business and operations are subject to a number of risks and uncertainties. We discuss material risks and uncertainties below. To the extent any of these risks and uncertainties materialize, our business, results of operation and financial condition would suffer. You should carefully consider these risk factors in evaluating our company.

We have in the recent past derived a substantial portion of our revenue from sales of our core router products to our principal customer, AT&T, and the provision of related services and we may be unable to develop a significant alternate source of revenue and cash flow from our Soapstone products.

Prior to April 18, 2007, when we announced that we were transitioning away from core router development and product sales to focus on opportunities in new markets, namely our Soapstone products, our corporate strategy focused on a limited target customer base, particularly AT&T, and core router product functionalities. As a result, we grew increasingly reliant on the revenue generated by the sale of our legacy router products to AT&T, which accounted for 99%, 94% and 94% of our gross revenue in 2007, 2006 and 2005, respectively. With the transition of our corporate strategy, we no longer manufacture, develop or sell core router products and have eliminated our core router production capacity. The final, end-of-life shipments of our core router products occurred in the fourth quarter of 2007. Accordingly, we do not expect to record any product revenue from core router sales, including from AT&T, beyond 2007. Although we will continue to provide services to our existing core router customers in 2008, principally AT&T, and derive revenue from such services, we cannot be assured that such revenue will continue. We do not expect in the immediate future to generate sufficient revenue from our Soapstone products to offset the loss of revenue from core router product sales to AT&T.

Our ability to generate revenue in 2008 and beyond is dependent on our ability to successfully develop and market our Soapstone products, which are at an early stage and unproven and for which we do not currently have any committed customers. There can be no assurances that sales of our Soapstone products will develop into a significant alternative source of revenue and cash flow or that we will be able to generate revenue from any other source. The development and commercialization of our Soapstone products will require significant expenditures, a substantial portion of which we will make long before any significant revenue related to these expenditures may be realized, if at all. In the future, we may never achieve sustained profitability or consistently generate positive cash flows from operations.

Our failure to generate revenue and manage our costs would prevent us from achieving and maintaining profitability.

Although we recorded net income in 2006 and 2007, we had prior to 2006, incurred significant losses in each quarterly and annual period since inception. As of December 31, 2007, we had an accumulated deficit of $383.5 million.

Historically, we derived all of our revenue from sales and servicing of our legacy core router products. On April 18, 2007, we announced that we were transitioning away from the manufacture, sales, and development of core router products. We do not expect any revenue from core router product sales in 2008 and beyond. Although we will continue to provide core router services in 2008, we cannot be assured that such revenue will continue. We anticipate that any future revenue will be derived from the sales and support of our Soapstone products, which are currently under development and have not been fully tested in customer networks. To date, we have invested significant amounts in the development of our Soapstone products, and we anticipate that our development efforts will continue to require significant expenditures, a substantial portion of which we will make long before any significant revenue related to these expenditures will be realized. Although we expect to introduce our Soapstone products and begin to recognize revenue from Soapstone in 2008, we do not expect such revenue to offset the significant expenditures. Accordingly, we will likely not maintain profitability in 2008 and may not achieve profitability going forward unless our Soapstone products achieve commercial success.

A significant portion of our operating expenses, such as personnel and real estate facilities costs, is fixed. As a result, we will need to generate significant revenue and manage ongoing costs to achieve profitability. If we fail to achieve such revenue levels, even if we effectively manage product development costs, material operating losses could result. In the future we may never achieve sustained profitability or consistently generate positive cash flows from operations.

We have a limited operating history on our Soapstone products and your basis for evaluating us given our transition away from core router sales is similarly limited.

Although we announced our intention to transition away from core router manufacturing, development and sales in April of 2007, we continued to derive substantial revenue from end-of-life core router product sales through the end of 2007. We have not yet commenced selling our Soapstone products, since they are still in development. Accordingly, we have limited meaningful historical financial data upon which to base projected revenue and planned operating expenses and upon which investors may evaluate our prospects and us. The revenue and income potential of our Soapstone products is not ascertainable, as the products are in an early stage and the market for our Soapstone products are new and undeveloped. Accordingly, any investment in our company involves a high degree of risk.

Our future success depends on the successful development and commercialization of our Soapstone products, which are in the early stage of development.

As a result of our transition away from core router manufacturing, sales and development to focus on Soapstone, we no longer actively manufacture, sell or develop our legacy core router products. Our future revenue depends on our ability to successfully develop and market our Soapstone products, which are in the very early stage of development and unproven in the market. To date, our operations relating to Soapstone have consisted primarily of research and product development, customer demonstrations and interoperability testing, the establishment of strategic partnerships and preliminary marketing. Further development and extensive testing of our Soapstone products will be required to determine technical feasibility and commercial viability. Product development and launch delays may result from numerous factors, including:

•	engineering complexities relating to external (equipment) realities and internal (software) limitations;

•	the inability to obtain and maintain experienced and committed partners for product testing;

•	integration and interoperability challenges;

•	claims of infringement of third-party intellectual property;

•	difficulties hiring and reallocating existing engineering resources and overcoming resource limitations as a result of the transition;

•	slower acceptance or lack of acceptance of Carrier Ethernet and NGN architectures;

•	the timing and level of research and development and prototype expenses; and

•	the inability to develop direct and indirect sales channels.

Any delay in the development, introduction or marketing of our Soapstone products could result in such products missing the market opportunities related to emerging industry technology. In light of the long-term nature of our projects, the nature of technology involved, and the other industry factors, there can be no assurance that we will be able to complete successfully the development or marketing and sales of the Soapstone products.

Our Soapstone business focuses on the development of a limited number of products and our future revenue depends on the successful deployment and enhancements to these products and their commercial success.

We are currently focusing our research and development efforts on the Soapstone Networks Provider Network Controller (“PNC”) framework. We anticipate that substantially all of our future revenue will be derived from this family of products as well as additional related products. As our Soapstone products are currently at an early stage of development they have not been fully tested in customer networks under operational conditions. We need to complete the development of Soapstone Networks PNC, and over time, additional modules, successfully launch these solutions, and enhance the features and functionality of these solutions to meet target customer requirements. Any failure in the development, launch, and continuing enhancements to these products could adversely affect our future revenue.

The market for the Soapstone products are new and evolving, and our business will be adversely affected if the market does not develop as we expect or develops more slowly than we expect.

We expect that new network developments such as the adoption of Carrier Ethernet, as well as the need for carriers to organize around business opportunities in managed services such as VPN, VPLS, connection-oriented services such as VoIP and video over IP, IPTV, Internet and wholesale services, will require the use of common physical infrastructure and network virtualization into each of these areas. We also expect that in connection with the development of the market for Carrier Ethernet networks, the requirement for an external control plane that allows Ethernet to be used as a carrier class transport network will present a market opportunity for our Soapstone products. Although our Soapstone products are being developed to operate within any network architecture, based on any protocol, the success of our initial Soapstone products depends on our ability to take advantage of the new and expanding Carrier Ethernet network. However, the Carrier Ethernet market is competing with other network technologies such as MPLS, which are favored by dominant companies in the industry. If the market for Carrier Ethernet networks does not develop in the way that we expect, or if the industry does not adopt Carrier Ethernet or adopts it more slowly than we expect, the anticipated market for our products will be significantly reduced, our growth opportunity may be limited and we may not be able to sell our products in any significant volume. Further, new network technologies may emerge, which may garner greater market acceptance, reduce the effectiveness of our control plane solutions and render our products obsolete.

Established participants in the network infrastructure industry with greater financial and other resources than ours could influence our target market or offer products similar to ours and we may be unable to compete effectively.

The competition in the network infrastructure and integration services market is intense and includes a small number of very large companies who have historically dominated the industry. Many of these companies have greater selling and marketing, technical, manufacturing, financial and other resources, more customers, greater market recognition and more established relationships and alliances in the industry. If these companies were to focus on alternative control plane solutions, they may be able to affect the way that the market develops, influence the standards and protocols adopted by the industry, develop, enhance and expand their competitive product offerings more quickly, adapt more swiftly to new or emerging technologies and changes in customer demands, devote greater resources to the marketing and sale of their offerings, pursue acquisitions and other opportunities more readily and adopt more aggressive pricing policies. Accordingly, we may not be able to compete effectively with these established competitors. Smaller companies with a narrow focus on utilizing the latest technologies may also provide significant competition, achieve commercial availability of their products more quickly and/or be more attractive to customers.

The success of our Soapstone products is dependent on their acceptance by potential customers and deployment in their networks and we are unable to accurately gauge demand from our potential customers at this early stage in development.

Our Soapstone products are still under development, have not been fully tested or integrated into prospective customer networks and we do not have any committed customers. Accordingly, the extent of the demand for our products cannot accurately be assessed at this stage. The success of our Soapstone products will be dependent on their acceptance by network service providers and deployment in their networks. We cannot guarantee that our solutions will operate seamlessly with our target customers’ network technology or whether these customers will order and commercially deploy our products. If our Soapstone products do not perform as expected, do not achieve desired results in customer tests, do not interact seamlessly with customer networks, do not contain the capabilities and features required by our customers, or if we are unable to establish a brand identity with prospective customers, our products may not become widely accepted and the sales of our products would suffer as a result.

We expect our sales cycle for our Soapstone products to be lengthy and may involve protracted contract negotiations, resulting in unfavorable terms or conditions or we may expend considerable resources without resulting revenue.

Our target customers are network service providers, which may have leverage in negotiating terms or conditions relating to the purchase of our Soapstone products. The decision by prospective customers to purchase our products is likely to involve a lengthy sales cycle with a significant evaluation and qualification process, a protracted consultation and contract negotiation process, as well as extensive product testing for interoperability and network customization. We may sometimes be required to assume contract terms or conditions that are unfavorable in order to consummate a sale. Such terms, particularly relating to pricing, payment terms and the timing of revenue recognition, could negatively affect our revenue potential and increase our susceptibility to quarterly fluctuations in our results. Service providers may ultimately insist upon terms and conditions that we deem too onerous or not in our best interest. Further, we do not expect customers to contractually commit to purchase any products from us until we have successfully demonstrated specific performance criteria. The failure of prospective customers to purchase our products for any reason, including the failure to maintain service interoperability or meet other customer specific standards, would seriously harm our ability to build a successful business around our Soapstone products. In addition, we may expend considerable resources that we are unable to offset with corresponding revenue.

Our Soapstone products may have errors or defects or may fail to reach a level of interoperability acceptable to our target customers, which could result in significantly reduced acceptance of our products by prospective customers or costly litigation against us.

Our Soapstone products are technologically sophisticated and are designed to be deployed as an abstraction layer in complex networks. Accordingly, our products can be fully tested only when actively deployed. Despite pre-deployment qualification and internal testing, our target customers may discover errors or defects or the products may not operate as expected even after they have been fully deployed. In addition, our target customers will require that our products be designed to interface with their existing networks and services, each of which will have different specifications. Our Soapstone products must interface with existing network infrastructure and the myriad of network service technologies, as well as future products in order to meet the requirements of our customers. Because we expect our Soapstone products to be crucial to the networks of our customers, any significant interruption in their service as a result of defects in our products or the failure of our products to interoperate within our customers’ networks could result in lost profits or damage to these customers. These problems could cause us to incur significant service and warranty costs, divert engineering personnel from product development efforts and significantly impair our ability to maintain customer relations and attract new customers. Although we expect that our customer contracts will generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages, a court might not enforce a limitation on our liability, which could expose us to additional financial loss. In addition, a product liability claim, whether successful or not, would likely be time consuming and expensive to resolve and would divert management time and attention. Further, if we are unable to fix the errors or other problems that may be identified in full deployment, we would likely experience loss of or delay in revenue and loss of market share and our business and prospects would suffer.

Customer requirements are likely to evolve, and we will not attract new customers if we do not anticipate and meet specific customer requirements.

Our future success will depend upon our ability to develop and manage key customer relationships in order to facilitate the development and continued improvements of our Soapstone products, future enhancements or new product initiatives that address the increasingly sophisticated needs of our target base of customers. Our customers may require product features and capabilities that our products do not offer. We must effectively anticipate and adapt on a timely basis to customer requirements and offer products that meet those demands in a timely manner. Our failure to develop products that satisfy customer requirements would seriously harm our ability to achieve market acceptance for our products. In addition, we may experience design, engineering, marketing and other difficulties that could delay or prevent our development or introduction of our products. Material delays in introducing new products may cause customers to forego purchases of our products and purchase those of our competitors, which could seriously harm our business.

Because our products are deployed in large and complex networks, failure to establish a support infrastructure and maintain required support levels could seriously harm our business.

Our Soapstone products will be deployed in complex networks and our target customers will expect us to establish a comprehensive support infrastructure and maintain the highest standards of customer support to enable them to maintain necessary levels of network availability and performance. In order to provide this service and support, our support infrastructure must have the capability to provide service and support wherever our customer networks are located. If we are unable to develop this support infrastructure and provide the expected levels of support, we could experience a loss of customers or market share, failure to attract new customers, increased warranty costs, or, depending on the negotiated service arrangement, performance penalties.

We are in the process of developing and expanding our sales force to focus on the sale of Soapstone products, and we may face difficulties in managing our sales strategy and appropriately marketing our product to our target customer base.

We are in the process of building a field sales force and support organization to sell and support our Soapstone products and provide customer support to our new customers. Our products require a sophisticated technical sales and customer support team as we anticipate that our product sales cycle will involve educating and providing information to prospective customers about the use and features of our Soapstone products. Competition for qualified individuals is intense and our ability to hire the type and number of sales, engineering and customer service and support personnel that we need is subject to these competitive pressures. Our inability to develop and manage our sales force could adversely affect sales of our products.

We also plan to sell and market our Soapstone solution through indirect distribution partners including system integrators, equipment manufacturers, resellers, and OSS partners to help market and sell our products to a broad array of organizations and allow us to leverage our field sales force. Our ability to obtain strong go-to-market distribution partners will significantly impact our ability to sell the Soapstone products to our target customer base.

Our marketing activities include direct marketing, lead generation, advertising, website operations, public relations, technology conferences and trade shows, and solutions development and certification with our partners through our SNAPP™ (Soapstone Networks Alliance Partner Program). There is no guarantee that our marketing activities will result in sufficient customer acceptance of our Soapstone products.

New technology initiatives, such as Soapstone’s, require a substantial commitment of resources and are not certain of ultimate success.

New technology initiatives require significant capital expenditures, management attention and resources. Our commitment of resources and capital to our Soapstone products or any other new technological concept that we may decide to pursue in the future means that those resources and capital are unavailable for other activities and operations. Our decision to launch a new product, such as Soapstone, is based on our assessment that a significant opportunity exists in the marketplace; however, investments in new technology are inherently speculative and the market is unproven. Commercial success depends on many factors including innovation and accurate anticipation of technological and market trends, developer support and effective distribution and marketing. In order for our products to compete effectively, among other things, we must: deliver technologically advanced products that are superior in meeting the needs of carriers; promote the market for that solution; and effectively market and sell those products to carriers and indirect channel partners, against established and emerging competitive vendors.

There are no assurances that our Soapstone products or any other new technology will receive sufficient consumer acceptance and if our products do not develop and grow substantially and achieve profitability, it could have a material adverse effect on our growth, operating results, margins and profitability. Further, even if our products initially obtain market acceptance, we may not be able to effectively support the products or successfully respond on a timely basis to products introduced into the marketplace by our competitors.

Our office lease expires in 2008 and, as a result, we will incur costs associated with negotiating a new or renewed lease, as well as possible relocation costs.

We lease office space, used as our headquarters and primary business location, at 296 Concord Road, Billerica, Massachusetts. Our current lease expires at the end of 2008 and we require additional office space to accommodate our operations. As a result, we have engaged a real estate agent to assist us in considering our options. We anticipate that we will lease a new facility in the same general vicinity as our current location, but we will nevertheless be required to relocate our operations and incur relocation costs. The process of evaluating our options, negotiating a new lease, and managing a relocation will require expense, time and attention from members of management. Further, we will incur related expenses and will encounter disruption of operations related to the move, all of which could have a material adverse effect on our financial condition and results of operations.

We may experience difficulties identifying, analyzing and consummating strategic alternatives, and any such alternatives may not lead to the achievement of desired results.

In connection with our transition away from core router manufacturing, sales and development to focus on our Soapstone products, which are in the early stage of development and based on an unproven technology, we are in an ongoing process of examining strategic alternatives to enhance shareholder value. The strategic options we may consider could include a variety of different business and financial actions including, but not limited to: combinations with or sale to another entity; the sale or spin off of certain assets; strategic partnerships and joint ventures; the acquisition of complementary businesses, technologies or product lines; investments in new businesses; recapitalization, dividend or stock repurchases; equity or debt financings; or other alternatives. Any strategic decision will involve an evaluation and judgment of the risks, uncertainties and present challenges in implementation and integration. As a result, any such business arrangement or transaction may not lead to increased shareholder value. In addition, any strategic decision could lead to non-recurring or other charges. The process of evaluating a strategic alternative, even if not consummated, will require the commitment of internal resources. Such activities require a great deal of management time and attention, as well as expense and likely distraction from other activities of the business, which could jeopardize our ability to be successful in our ongoing operations.

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

Our quarterly operating results are likely to vary significantly in the future based on a number of factors related to our industry, the markets for our products and how we manage our business. We have little or no control over many of these factors and any of these factors could cause the price of our common stock to fluctuate significantly. In addition to the risks discussed elsewhere in this section, the following may also adversely affect the trading price of our common stock:

•	development and deployment of our Soapstone products;

•	the timing of new product launches;

•	the timing and extent of product acceptance by customers;

•	fluctuations and uncertainties in market and industry demands;

•	the sustainability of demand for our Soapstone products;

•	our ability to deliver products within short order timeframes;

•	the timing of customer orders for our products or cancellations of orders;

•	the timing and level of research and development and testing expenses;

•	the distribution channels through which we sell our products;

•	the timing and impact of special charges;

•	general economic conditions;

•	conditions specific to the network infrastructure industry;

•	introduction of competing products;

•	timing of revenue recognition and deferred revenue;

•	changes in accounting rules, such as the requirement to record share-based compensation expense for employee stock option grants;

•	our ability to recruit and retain key employees, especially sales, engineering and executive personnel; and

•	investor perception in general of the desirability of the technology industry from an investment point of view.

We plan to continue to invest in research and development, sales and marketing and customer support related to our Soapstone products and, at least in the short term, we expect that these investments will result in quarterly losses and negative cash flow from operations. A high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, if revenue for a particular quarter is below our expectations for any of the reasons set forth above, or for any other reason, we may not be able to proportionately reduce operating expenses for that quarter. Accordingly, this revenue shortfall would have a disproportionate effect on our expected operating results and could result in material operating losses for that quarter, which could result in significant variations in our operating results from quarter to quarter.

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. You should not rely on our results or growth for any single quarter as an indication of our future performance. It is likely that in some future quarters, our operating results may be below the expectations of financial analysts and investors. In this event, the price of our common stock may decline.

Our ability to develop, market and support products depends on retaining our management team and attracting and retaining highly qualified individuals in our industry.

Our future success depends on the continued services of our management team, which has significant experience with the data communications, telecommunications and Internet infrastructure markets, in addition to relationships with many of the network service providers and business partners on which we may in the future rely in implementing our business plan. The loss of the services of our management team or any key executive could have a significant detrimental effect on our ability to execute our business strategy.

Our future success also depends on our continuing ability to identify, hire, train, assimilate and retain highly qualified engineering, sales and marketing, managerial, support and other personnel. The demand and competition for qualified personnel is high, and we may experience difficulty in the future hiring and retaining highly skilled employees with appropriate qualifications. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could delay product development, particularly with respect to our Soapstone products, and negatively impact our ability to sell our products.

We face risks associated with international sales and operations that could impair our ability to grow our revenue abroad.

International activities require experienced individuals who are in great demand. Our ability to successfully recruit and retain such individuals will be critical to our success in international markets. In addition, international activities involve risks that we do not have to address in the domestic market, such as difficulties in managing disparate foreign operations, reduced protection for intellectual property rights in some countries, different regulatory requirements and different technology standards. We currently do not have significant foreign operations or sales capabilities. Any future international sales will be subject to, among other things, currency exchange rate fluctuation risks. As a result, increases in the value of the United States dollar relative to foreign currencies would cause our products to become less competitive in international markets and could result in limited, if any, sales and profitability. To the extent that we denominate sales in foreign currencies or incur significant operating expenses denominated in local currencies, we will be exposed to increased risks of currency exchange rate fluctuations.

We may experience difficulty in identifying, acquiring and integrating acquisition candidates.

We may seek to acquire complementary businesses, technologies or product lines. We may not be able to identify and acquire suitable candidates on reasonable terms. We compete for acquisition candidates with other companies that have substantially greater financial, management and other resources than we do. If we do complete an acquisition, then we may face numerous business risks. These risks include: difficulties in assimilating the acquired operations, technologies, personnel and products; difficulties in managing geographically dispersed and international operations; difficulties in assimilating diverse financial reporting and management information systems; the diversion of management’s attention from other business concerns; the potential disruption of our business; and the potential loss of key employees, customers, distributors or suppliers. We may be required to expend substantial funds to develop acquired technologies. We may finance acquisitions by issuing shares of our common stock, which could dilute our existing stockholders. We may use cash or incur debt to pay for these acquisitions. We may also be required to amortize significant intangible assets in connection with future acquisitions, which could adversely affect our operating results. In addition, acquisitions require a great deal of management time and attention and could detract from the attention otherwise given to other activities of the business, resulting in deterioration in those operations.

Our intellectual property protection may be inadequate to protect our proprietary rights, and we may be subject to infringement claims that could subject us to significant liability and divert the time and attention of our management.

We regard our products and technology as proprietary. We attempt to protect them through a combination of patent protection, copyrights, trademarks, trade secret laws, contractual restrictions on disclosure and other methods. These methods may not be sufficient to protect our proprietary rights. We cannot be certain that patents will be granted on pending or new applications, or that, even if granted, the patents will adequately protect our technology. We also generally enter into confidentiality agreements with our employees, consultants and customers, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to develop similar technology independently or copy or otherwise misappropriate and use our products or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights to the same extent as do the laws of the United States. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could harm our business.

We also license technologies from third parties, some of which we license without indemnification from the licensor for infringement of third party intellectual property rights.

We are continuing to develop and acquire additional intellectual property. Although we have not been involved in any litigation relating to our intellectual property, including intellectual property that we license from third parties, we expect that participants in our markets will be increasingly subject to infringement claims. Third parties may try to claim our products infringe their intellectual property. Any claim, whether meritorious or not, could be time consuming, result in costly litigation and/or require us to enter into royalty or licensing agreements. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In addition, any royalty or licensing agreements might not be available on terms acceptable to us or at all, in which case we would have to cease selling, incorporating or using the products that incorporate the challenged intellectual property and expend substantial amounts of resources to redesign our products. We could also face claims from customers who would be require to stop using our products until they can either be redesigned or until royalty or licensing arrangements are made with those third parties. If we are forced to enter into unacceptable royalty or licensing agreements or to redesign our products, our business and prospects would suffer.

We are uncertain of our ability to obtain additional financing for our future capital needs.

Despite our significant expenditures related to Soapstone, we expect our current cash, cash equivalents and marketable securities will meet our normal working capital and capital expenditure needs for at least the next twelve months. We may need to raise additional funding at that time or earlier if we decide to undertake the acquisition of complementary products or technologies, or if we increase our research and development or other efforts, or in connection with any strategic alternative. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, as our Soapstone products are at an early stage of development, our target market is undeveloped and we currently do not have an established customer base, all of which create a high degree of risk. We may obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders, or through the incurrence of debt, which could affect our cash flows and flexibility with respect to future operations, financings and acquisitions. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously harm our business.

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

Future interpretations of existing accounting standards could adversely affect our operating results.

We consider accounting policies related to revenue recognition, warranty liabilities, long-lived assets, restructuring and impairment charges and stock-based compensation to be critical in fully understanding and evaluating our financial results. Management makes certain significant accounting judgments and estimates related to these policies. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these critical accounting policies prove to be inadequate.

As a result of our transition away from core router product sales to Soapstone, our revenue recognition methodology could change. Because we are entering a new business with new products, our sales model and form agreements may evolve over time and, additionally, we may be required to accept terms and conditions that are unfavorable to us in order to consummate a sale. Accordingly, if such customer contracts do not meet certain requirements, we may not be able to recognize revenue immediately and we may be required to delay revenue recognition into future periods, which could adversely affect our operating results.

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

We are in the process of assessing our information technology systems and requirements as our business has transitioned from a hardware, manufacturing-related business to a software business. We will be implementing new processes for our sales and support operations and, most likely, the systems that support those operations as well as, very importantly, our accounting systems. This will entail a great deal of management time and attention and expense, including potentially significant capital expenditures. Failure to make such changes in our processes and systems could result in inadequate and delayed information, including the delay in reporting of financial results.

The market price of our common stock may be materially adversely affected by market volatility.

The price at which our common stock trades is highly volatile and fluctuates substantially. Given the development stage of the Soapstone products the announcement of any significant developments including customer developments, awards or losses or of any significant partnerships or acquisitions by us or our competitors could have a material adverse effect on our stock price. In addition, the stock market in general has, and technology companies in particular have, from time to time experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance or prospects of such companies.

The volatility of our stock price, especially in view of the early stage of development of our Soapstone products and the related marketing operations, exposes us to the risk of securities class action litigation.

In the past, securities class action litigation has often brought against companies following periods of volatility in the market price of their securities. Those companies, like us, that are involved in rapidly changing technology markets are particularly subject to this risk. Securities class action lawsuits have been filed against us in the United States District Court for the Southern District of New York. The consolidated amended complaint generally alleges that our initial public offering documents failed to disclose certain underwriting fees and commissions and underwriter tie-ins and other arrangements with certain customers of the underwriters that impacted the price of our common stock in the after-market. The plaintiffs are seeking unspecified damages. We believe that the claims in this case against us lack merit, and we have defended the litigation vigorously.

We can provide no assurances as to the outcome of this securities litigation. Any conclusion of this litigation in a manner adverse to us could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and/or resources in general. Uncertainties resulting from the initiation and continuation of this litigation could harm our ability to compete in the marketplace. Because the price of common stock has been, and may continue to be, volatile, we can provide no assurances that additional securities litigation will not be filed against us in the future.

Changes in our tax rates will affect our future results.

Our future effective tax rates will be favorably or unfavorably affected by our ability to take advantage of the available tax planning strategies and our ability to utilize our net operating loss carryforwards. For example, at December 31, 2007, we had federal and state tax net operating loss carryforwards of approximately $294.1 million and $154.9 million, respectively. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. Our use of the net operating loss carryforwards is limited by the annual limitations as described in the Internal Revenue Code of 1986, as amended. Our transition away from core router development and sales to focus on Soapstone could further limit our ability to utilize our net operating loss carryforwards in the future if or when we generate profits in our Soapstone products. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, if they occur, could result in a material adverse effect on our financial condition, results of operations and cash flows.

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

Our headquarters is currently located in a leased facility in Billerica, Massachusetts, consisting of approximately 18,000 square feet under a lease expiring in the second half of 2008. We also leased a facility in North Billerica, Massachusetts, consisting of approximately 22,900 square feet under a lease expiring in the third quarter of 2009, primarily to facilitate our core router related activities.

We anticipate that we will lease a new facility in the same general vicinity as our current location, which will require us to relocate operations and incur relocation costs. The commercial real estate market in the Boston area is unpredictable in terms of available space, rental and occupancy rates and preferred locations.

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

On October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The motions to certify classes in the six focus cases remain pending. In addition, on August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On November 13, 2007, the issuer defendants moved to dismiss the claims against them in the amended complaints in the six focus cases. The underwriter defendants have also moved to dismiss the claims against them in the amended complaints in the six focus cases. Those motions to dismiss remain pending.

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

In addition, Avici received letters dated July 13, 2007 and July 25, 2007 from a putative shareholder, demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 by the underwriters of its IPO and certain unidentified directors, officers and shareholders of the Company. Avici evaluated the demand and declined to prosecute the claim. On October 3, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against the lead underwriters of Avici’s IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of Avici’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of Avici’s IPO on July 28, 2000, through at least July 27, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Avici was named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of the Company are named as defendants in this action. Avici has waived service and is in the process of considering what, if any, action to take in response to this litigation. Avici believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2007, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been traded on the NASDAQ National Market under the symbol “AVCI” since July 28, 2000. The following table sets forth, for the periods indicated, the high and low sale prices as reported on the NASDAQ National Market.

	High	Low
Fiscal 2007
First Quarter	$12.68	$6.72
Second Quarter	$13.96	$6.65
Third Quarter	$12.70	$6.75
Fourth Quarter	$11.75	$7.12
Fiscal 2006
First Quarter	$4.46	$3.40
Second Quarter	$9.07	$4.17
Third Quarter	$10.16	$5.04
Fourth Quarter	$8.86	$6.47

As of March 10, 2008, there were approximately 364 stockholders of record.

Stock Performance Graph

The following graph shows the five-year cumulative total stockholder return on the Company’s Common Stock during the period from December 31, 2002 through December 31, 2007, with the cumulative total return on the Nasdaq Stock Market (U.S.) Index and the Nasdaq Telecommunications Index. The comparison assumes $100 was invested on December 31, 2002 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN *

AMONG AVICI SYSTEMS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE NASDAQ TELECOMMUNICATIONS INDEX

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Dividend Policy

On June 22, 2007, Avici distributed a special cash dividend of $2.00 per outstanding share of common stock, or $28.3 million to shareholders of record as of June 11, 2007. Other than this special dividend, we have never paid or declared any cash dividends on our common stock or other securities. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business condition and such other factors as the Board of Directors may deem relevant.

Information concerning our equity compensation plans is set forth in our Definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, under the heading of “Equity Compensation Plan Information,” which is incorporated herein by reference.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The statement of operations data for the years ended December 31, 2007, 2006 and 2005, and the balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements, which are included elsewhere in this report. The statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements, which are not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Statement of Operations Data:
Gross revenue:
Product revenue	$114,388	$76,371	$32,408	$21,150	$35,135
Service revenue	9,912	6,392	4,794	5,450	4,281

Gross revenue	124,300	82,763	37,202	26,600	39,416
Common stock warrant discount—Product	—	(527)	(2,107)	(2,108)	(2,451)

Net revenue	124,300	82,236	35,095	24,492	36,965
Cost of revenue—Product (1)	27,462	26,328	11,148	9,814	11,606
Cost of revenue—Service	1,434	1,795	2,127	2,269	3,053

Gross margin	95,404	54,113	21,820	12,409	22,306
Operating expenses:
Research and development (2)	26,317	30,594	36,164	32,647	47,151
Sales and marketing (2)	2,967	4,228	9,112	10,847	11,044
General and administrative (2)	6,584	5,790	4,740	5,763	6,250
Restructuring charges	100	7,617	—	—	—

Total operating expenses	35,968	48,229	50,016	49,257	64,445

Gain (Loss) from operations	59,436	5,884	(28,196)	(36,848)	(42,139)
Interest income	3,771	2,571	1,754	1,423	2,151
Other income, net *	244	—	1,788	—	2,957

Income (loss) before income taxes	63,451	8,455	(24,654)	(35,425)	(37,031)
Provision for income taxes	1,174	170	—	—	—

Net income (loss)	$62,277	$8,285	$(24,654)	$(35,425)	$(37,031)

Net earnings (loss) per diluted share	$4.16	$0.60	$(1.91)	$(2.81)	$(3.02)

Weighted average diluted common shares	14,984,454	13,706,889	12,887,979	12,628,408	12,248,606

(1) Includes inventory and inventory related charges and (credits), as follows:

Inventory and inventory related charges associated with restructuring	$175	$3,094	$—	$—	$—
Credits from utilization of inventory previously written off in 2001	(218)	(215)	(323)	(773)	(1,910)

(2) Includes certain non-cash, stock-based compensation, as follows:

Research and development	$1,307	$440	$—	$222	$668
Sales and marketing	205	151	—	42	181
General and administration	811	228	—	45	173

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$102,988	$68,599	$50,219	$69,026	$95,930
Working capital	101,202	52,743	38,435	50,116	56,821
Total assets	118,853	84,690	77,670	94,413	116,046
Total stockholders’ equity	107,508	66,184	52,190	76,270	100,227

*	Relates to gains from sale of capital equipment in 2007, assignment of a claim in bankruptcy in 2005, and customer credits that expired unused in 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Form 10-K. This report contains forward-looking statements, which involve risks and uncertainties. We make such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described above in Item 1A under “Risk Factors.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. Forward-looking statements include statements regarding the future or Avici’s expectations, beliefs, intentions or strategies regarding the future and may be identified by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” and “would” and similar expressions. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

Avici Systems Inc. (Avici or the Company) was incorporated in the State of Delaware on November 12, 1996 and was organized to design and develop core routers for the carrier market.

In February 2007, Avici announced its decision to launch Soapstone Networks (“Soapstone”). Soapstone is developing a next-generation software product designed to help service providers and enterprises connect their physical networking infrastructure to Next Generation Network (NGN) software frameworks, and deploy services across their networks, by providing a multi-vendor, software-based network control plane. Soapstone is currently in the research and development stage.

In April 2007, Avici announced its transition away from core router development and product sales to focus on Soapstone. Avici completed the final shipments of its core router products in the fourth quarter of 2007. Avici will continue to service its router products deployed by existing customers under existing contracts that are in place. Avici no longer actively develops or sells core router products, and we are no longer resourced to manufacture our core router products. Accordingly, Avici does not anticipate product revenue from core router sales in 2008.

In February 2008, Avici announced that effective March 19, 2008 it will change its name to Soapstone Networks Inc. and trade in the NASDAQ under the ticker symbol SOAP.

Since our inception, we have incurred significant losses. As of December 31, 2007, we had an accumulated deficit of $383.5 million. Although we recorded net income in 2006 and 2007, we will not be able to sustain this profitability in 2008 as a result of our transition away from core router development and product sales. In particular, we expect that 2008 will be a year of continued transition, as we continue to invest in Soapstone, with the objective of commercial introduction during the year, and continue to provide maintenance and other services under our existing core router customer contracts. Given the early stage of our Soapstone products, we expect quarterly losses and negative cash flow in the near term and there can be no assurance that we will generate meaningful revenue or achieve profitability through our Soapstone products once introduced.

Revenues

We expect that a substantial portion of our revenue in 2008 will depend on service revenue from our current customers, primarily AT&T. Our current procurement agreement with AT&T extends through December 31, 2009. As a result of our decision to transition away from core router development and product sales, we do not anticipate recording router product revenue beyond 2007. Our Soapstone products are expected to be commercially available in 2008.

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

Cost of Revenue

Cost of Revenue—Product includes material cost, provision for warranty, rework, depreciation, provision for excess and obsolete inventory and, in the first and third quarters of 2006 and in the first quarter of 2007, charges of $1.4 million, $1.7 million and $0.2 million, respectively, directly associated with Avici’s 2006 restructuring. We outsourced our core router manufacturing operations to contract manufacturers that assembled and tested our products in accordance with our specifications. Accordingly, a significant portion of our product cost was material cost paid to these entities. Avici’s cost of revenue also includes overhead costs, primarily for material procurement associated with our core router manufacturing. Warranty costs and inventory provisions were expensed as cost of revenue-product.

Cost of Revenue—Service includes costs associated with providing customer support and maintenance services.

Research and Development

Research and development expenses consist primarily of salaries and related employee costs, contractor costs, depreciation expense on laboratory equipment, software maintenance and certain project costs. In the short term we expect research and development expenses to decline, as a result of Avici’s decision to transition away from core router development, partially offset by an increase in research and development expenses associated with Soapstone. In the long term we expect research and development expenses to increase.

Sales and Marketing

Sales and marketing expenses have consisted primarily of salaries and related employee costs, sales commissions, tradeshows, travel, public relations and costs associated with other marketing events. In the future, we expect to increase our spending on sales and marketing primarily as a result of costs related to developing and expanding our Soapstone sales and marketing force and additional spending on increased marketing activities and partner programs related to the introduction of our Soapstone products.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel as well as professional and compliance related fees. In the future, we expect general and administrative expenses to continue at the current levels.

Restructuring and Impairment Charges

In February 2006, Avici announced a plan to restructure its business and realign its cost structure to execute a focused strategy aimed at driving Avici toward profitability and positive cash flow. The restructuring plan included a workforce reduction and employee retention plan, charges related to excess inventory and inventory related costs, asset impairment and other costs.

The Company recorded total restructuring charges of approximately $11.0 million, of which $8.4 million was cash based. In 2006 Avici recorded $10.7 million of these charges and the remaining $0.3 million was recorded in the first quarter of 2007. In the future, Avici does not expect to record any additional charges associated with this restructuring.

The restructuring and impairment charges recorded and the reserve activities are summarized as follows:

	Total Charge in fiscal 2006	Non-cash Charges	Fiscal 2006 Payments	Accrual Balance at December 31, 2006	First quarter 2007 charge	First quarter 2007 payments	Accrual Balance at March 31, 2007
Workforce restructuring related	$5,371	$—	$3,883	$1,488	$100	$1,588	$—
Asset impairment	1,580	1,580	—	—			—
Other costs	666	—	666	—		—	—

Restructuring and impairment charges	7,617	1,580	4,549	1,488	100	1,588	—
Inventory and inventory related costs recorded in cost of revenue—product	3,094	1,065	1,104	925	175	1,100	—

Total	$10,711	$2,645	$5,653	$2,413	$275	$2,688	$—

Stock-based Compensation

In 2005 and 2006, Avici granted 172,000 and 92,500 shares, respectively, of performance-based restricted stock to certain key employees of the Company. The shares were to vest no later than five years from the grant date with a provision to accelerate the vesting upon the achievement of certain pre-defined performance milestones. The value of the shares at the dates of grant was $0.8 million and $0.6 million for 2005 and 2006, respectively, and was charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the shorter of the expected performance period or the five year vesting period. The performance criteria for the 2005 and 2006 grants were met in 2007 and accordingly all unamortized expenses associated with such grants were expensed. No new restricted stock grants were made in 2007. The total charges associated with all restricted stock grants were $0.3 million, $1.0 million and $0.3 million in 2007, 2006 and 2005, respectively.

Avici records share-based compensation expense under the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services.

Critical Accounting Policies

Avici considers the following accounting policies related to revenue recognition, warranty liabilities, long-lived assets and stock-based compensation to be critical accounting policies due to the estimation processes and judgments involved in each. Avici bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Consistent with Statement of Position No. 97-2, Avici recognizes revenue from product sales upon shipment or delivery to customers, including resellers, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, Avici recognizes revenue when those uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (“VSOE”). Avici uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. We also generate revenue from support and maintenance as well as installation and service. We defer revenue from support and maintenance contracts and recognize it ratably over the period of the related agreements. We recognize revenue from installation and other services as the work is performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. In the event the Company is unable to meet one or all of the above criteria on a timely basis, revenue recognized for any reporting period could be adversely affected.

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

Stock-Based Compensation Expense

In 2006 we commenced accounting for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

Results of Operations

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

Revenue

Total gross revenue increased $41.5 million to $124.3 million in 2007 from $82.8 million in 2006. Gross product revenue increased $38.0 million to $114.4 million in 2007 from $76.4 million in 2006. Net product revenue, after warrant amortization of $0.5 million in 2006, increased $38.6 million to $114.4 million in 2007 from $75.8 million in 2006. The increase in gross and net product revenue in 2007 was primarily due to a significant increase in the volume of product shipped as a result of an anticipated last time buy by AT&T as compared to 2006. In addition we recorded as product revenue $3.7 million from deferred revenue in the fourth quarter of 2007, upon the expiration of the current service pricing structure with our principal customer.

Avici completed the final shipments of its core router products in the fourth quarter of 2007. Accordingly, Avici does not anticipate product revenue from core router sales in 2008 and beyond.

Service revenue increased $3.5 million to $9.9 million in 2007 from $6.4 million in 2006. The increase in service revenue was primarily due to a larger installed base of products.

One customer, AT&T, accounted for 99% and 94% of the gross revenue in 2007 and 2006, respectively. We expect revenue in the near term to be limited to core router service revenue, which will continue to be highly concentrated from this one customer.

Cost of Revenue

Total cost of revenue increased $0.8 million to $28.9 million in 2007 from $28.1 million in 2006. Excluding the impact of inventory and inventory related charges associated with restructuring expenses of $0.2 million and $3.1 million in 2007 and 2006, respectively, product cost of revenue was 24% and 31% of gross product revenue in 2007 and 2006, respectively. The lower product cost of revenue as a percentage of gross product revenue, excluding the impact of inventory and inventory related charges associated with restructuring expenses, in 2007 as compared to 2006 was due to favorable product mix, higher direct sales, favorable impact on revenue from prior deferrals and lower material costs achieved due to the increased volume.

Service cost of revenue was 15% and 28% of service revenue in 2007 and 2006, respectively. The lower percentage in 2007 was primarily due to higher revenue in 2007 and also due to lower depreciation expenses as 2007 capital expenditures were lower than prior years’ additions, which have become fully depreciated.

Research and Development

Research and development expenses decreased $4.3 million to $26.3 million in 2007 from $30.6 million in 2006. The decrease in 2007 as compared to 2006 was primarily due to lower depreciation expenses and a decrease in labor and labor related expenses aggregating $3.6 million due to the transitioning away from core router development, partially offset by an increase in labor and labor related expenses associated with Soapstone and an increase in stock-based compensation expenses.

Sales and Marketing

Sales and marketing expenses decreased $1.2 million to $3.0 million in 2007 from $4.2 million in 2006. The decrease in 2007 was due to lower labor and labor related expenses primarily due to the workforce reductions associated with the 2006 restructuring.

General and Administrative

General and administrative expenses increased $0.8 million to $6.6 million in 2007 from $5.8 million in 2006. The increase in 2007 was due to higher labor and labor related expenses primarily due to increased stock-based compensation expenses associated with new stock option grants.

Interest Income

Interest income increased $1.2 million to $3.8 million in 2007 from $2.6 million in 2006. The increase in 2007 was primarily due to a higher invested cash balance.

Other Income

Other income was $0.2 million in 2007 primarily due to a gain on the sale of fixed assets.

Provision for Income Taxes

In 2007 and 2006, Avici provided for federal and state income taxes of approximately $1.2 million and $0.2 million, respectively, primarily due to alternative minimum tax after giving benefit to the utilization of net operating loss carryforwards. As of December 31, 2007, Avici had net operating loss carryforwards for federal and state income tax purposes of approximately $294.1 million and $154.9 million, respectively. As of December 31, 2006, Avici had net operating loss carryforwards for federal and state income tax purposes of approximately $349.9 million and $155.7 million, respectively. Approximately $21.9 million of Avici’s net operating loss carryforwards relate to deductions associated with Avici’s stock option plans, which will be benefited through stockholders’ equity if realized. The federal net operating loss carryforwards begin to expire in 2012 and state net operating loss carryforwards began to expire in 2007. As of December 31, 2007 Avici also has gross federal and state research tax credit carryforwards of approximately $12.4 million and $8.0 million respectively, which will begin to expire in 2012. The utilization of the net operating loss carryforwards may be subject to annual limitations as a result of changes in the ownership of the Company. While Avici has recorded pre-tax income in the each of the past two years, given the transition to Soapstone, it is uncertain whether future profitability will occur, hence Avici has provided full valuation allowance against its deferred tax assets at December 31, 2007 and 2006.

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

One customer, namely AT&T, accounted for 94% of the gross revenue in 2006 and 2005.

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

Provision for Income Taxes

In 2006, Avici provided for federal and state income taxes of approximately $0.2 million after giving benefit to the utilization of net operating loss carryforwards. Avici has incurred net operating losses from inception through December 31, 2005, thus, no provision for federal or state income taxes were recorded for those periods. As of December 31, 2006, Avici had net operating loss carryforwards for federal and state income tax purposes of approximately $349.9 million and $155.7 million, respectively. Approximately $15.2 million of Avici’s net operating loss carryforwards relate to deductions associated with Avici’s stock option plans, which will be benefited through stockholders’ equity if realized. The federal net operating loss carryforwards begin to expire in 2012 and state net operating loss carryforwards has begun to expire from 2007. As of December 31, 2006 Avici also has gross federal and state research tax credit carryforwards of approximately $11.8 million and $9.0 million respectively, which will begin to expire in 2012. The utilization of the net operating loss carryforwards may be subject to annual limitations as a result of changes in the ownership of the Company.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, from the exercise of stock options by employees. From inception through December 31, 2007, we raised approximately $427.3 million from these equity offerings. In 2007, we gained $59.8 million in cash from operating activities, compared to $17.7 million gained in 2006 and $11.3 million used in 2005. The significant change in our cash from operating activities in 2007 as compared to

2006 and 2005 was primarily a result of net income before non cash items such as depreciation, warrant amortization and stock compensation expenses. We expect that in the future, working capital requirements will fluctuate based on the timing and magnitude of payments associated with Soapstone operating costs and future customer payment terms. In addition, we expect to invest in infrastructure costs needed to support Soapstone, including costs associated with information technology, development tools and partner certification labs.

Purchases of property and equipment were $3.0 million in 2007, compared to $2.1 million in 2006, and $7.8 million in 2005. Purchases of property and equipment increased in 2007 as compared to 2006 primarily due to our development requirements for Soapstone. The timing and amount of future capital expenditures will depend primarily on our requirements for Soapstone including related infrastructure costs. We expect that capital expenditures will be approximately $4.0 million to $5.0 million in 2008.

At December 31, 2007, we had cash and cash equivalents of $88.9 million, current marketable securities of $11.1 million, and long-term marketable securities of $3.0 million, totaling $103.0 million. On June 22, 2007, Avici distributed a special cash dividend of $2.00 per outstanding share of common stock, or $28.3 million. We believe that our existing cash, cash equivalents and marketable securities will meet our normal operating and capital expenditure needs beyond the next twelve months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all as our Soapstone products are at an early stage of development and has not yet been fully tested. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our Soapstone products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

At December 31, 2007, our contractual obligations, which consist entirely of operating leases, were as follows (in thousands):

Fiscal Year
2008	$490
Thereafter	157

Total future contractual commitments	$647

Payments made under operating leases will be treated as rent expense for the facilities.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company will adopt this pronouncement beginning in fiscal year 2008. The adoption of the provisions of SFAS 157 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company will adopt this pronouncement beginning in fiscal year 2008. The adoption of the provisions of SFAS 159 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”) . SFAS 141R retains the fundamental requirements in FASB Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS 141R. That replaces FASB Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement beginning in fiscal year 2009. The adoption of the provisions of SFAS 141R is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of the provisions of SFAS 160 is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and, to a lesser extent, foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and federal agency obligations with a weighted-average maturity of less than one year. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2007, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our other fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Carrying Value at December 31, 2007 (in thousands)
	Maturing in
	2008	2009	Grand total
Cash and Cash Equivalents	$88,903	$—	$88,903
Weighted Average Interest Rate	4.29%	—	4.29%
Marketable Securities	$11,085	$3,000	$14,085
Weighted Average Interest Rate	5.11%	4.85%	5.06%
Total Portfolio	$99,988	$3,000	$102,988
Weighted Average Interest Rate	4.38%	4.85%	4.39%

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

Avici has no off-balance sheet concentrations such as foreign exchange contracts, option contracts, or other foreign currency hedging arrangements.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVICI SYSTEMS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Avici Systems Inc.

We have audited the accompanying consolidated balance sheets of Avici Systems, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avici Systems, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Avici Systems Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 10, 2008

AVICI SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$88,903	$39,679
Marketable securities	11,085	20,416
Trade accounts receivable, net of allowance of $145 in 2006	11,769	3,583
Inventories	—	5,438
Prepaid expenses and other current assets	790	890
Restricted cash	—	1,243

Total current assets	112,547	71,249

Property and equipment, at cost:
Computer equipment	7,313	39,545
Laboratory and test equipment	15,842	54,617
Leasehold improvements	299	4,374
Furniture and fixtures	447	1,063

	23,901	99,599
Less—Accumulated depreciation and amortization	20,595	94,662

Net property and equipment	3,306	4,937
Long-term marketable securities	3,000	8,504

	$118,853	$84,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,167	$2,772
Accrued payroll and payroll-related costs	4,019	2,497
Accrued restructuring expenses	—	2,413
Accrued other	816	1,232
Deferred revenue	2,343	9,592

Total current liabilities	11,345	18,506
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value—
Authorized 5,000,000 shares
Issued and outstanding—none	—	—
Common stock, $0.0001 par value—
Authorized—250,000,000 shares
Issued—15,347,185 shares at December 31, 2007 and 14,409,147 shares at December 31, 2006	2	1
Additional paid-in capital	487,529	479,629
Common stock warrants	6,321	6,321
Treasury stock, at cost—573,397 shares at December 31, 2007 and 511,489 shares at December 31, 2006	(2,870)	(2,355)
Accumulated deficit	(383,474)	(417,412)

Total stockholders’ equity	107,508	66,184

	$118,853	$84,690

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except share and per share amounts)
Revenue:
Product	$114,388	$76,371	$32,408
Service	9,912	6,392	4,794

Total gross revenue	124,300	82,763	37,202
Common stock warrant discount—product	—	(527)	(2,107)

Net revenue	124,300	82,236	35,095
Cost of revenue—product (1)	27,462	26,328	11,148
Cost of revenue—service	1,434	1,795	2,127

Total cost of revenue	28,896	28,123	13,275

Gross margin	95,404	54,113	21,820
Operating expenses:
Research and development (2)	26,317	30,594	36,164
Sales and marketing (2)	2,967	4,228	9,112
General and administrative (2)	6,584	5,790	4,740
Restructuring	100	7,617	—

Total operating expenses	35,968	48,229	50,016

Income (loss) from operations	59,436	5,884	(28,196)
Interest income	3,771	2,571	1,754
Other income	244	—	1,788

Income (loss) before income taxes	63,451	8,455	(24,654)
Provision for income taxes	1,174	170	—

Net income (loss)	$62,277	$8,285	$(24,654)

Net income (loss) per share:
Basic	$4.37	$0.62	$(1.91)

Diluted	$4.16	$0.60	$(1.91)

Weighted average shares:
Basic	14,247,480	13,309,017	12,887,979

Diluted	14,984,454	13,706,889	12,887,979

Dividends declared and paid per share	$2.00	—	—
(1) Includes inventory charges and (credits), as follows:
Inventory and inventory related charges associated with restructuring	$175	$3,094	$—
Credits from utilization of inventory previously written off in 2001	(218)	(215)	(323)

(2) Includes certain non-cash, stock-based compensation associated with stock option grants, as follows:
Research and development	$1,307	$440	$—
Sales and marketing	205	151	—
General and administrative	811	228	—

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Common Stock Warrants	Treasury Stock		Deferred Compensation and Other Consideration	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.0001 Par Value			Shares	Amount
	(in thousands)
Balance, December 31, 2004	13,439	$1	$461,830	$18,521	(490)	$(2,187)	$(852)	$(401,043)	$76,270
Issuance of stock relating to Employee Stock Purchase Plan	47		172						172
Issuance of restricted stock to employees	172		795				(795)		—
Exercise of common stock options	40		158						158
Amortization of deferred compensation							306		306
Purchase of treasury stock, at cost					(2)	(13)			(13)
Forfeiture and retirement of restricted stock due to employee terminations	(29)		(179)				130		(49)
Expiration of common stock warrants			12,200	(12,200)					—
Net loss	—	—	—	—	—	—	—	(24,654)	(24,654)

Balance, December 31, 2005	13,669	$1	$474,976	$6,321	(492)	$(2,200)	$(1,211)	$(425,697)	$52,190

Issuance of stock relating to Employee Stock Purchase Plan	32		117						117
Issuance of restricted stock to employees	92								—
Stock-based compensation			1,907						1,907
Exercise of common stock options	708		3,819						3,819
Modification of stock options			135						135
Purchase of treasury stock at cost					(19)	(155)			(155)
Forfeiture of restricted stock due to employee terminations	(92)		(114)						(114)
Reversal of deferred compensation upon adoption of SFAS 123(R)			(1,211)				1,211		—
Net income	—	—	—	—	—	—	—	8,285	8,285

Balance, December 31, 2006	14,409	$1	$479,629	$6,321	(511)	$(2,355)	$—	$(417,412)	$66,184

Issuance of stock relating to Employee Stock Purchase Plan	24		81						81
Stock-based compensation			2,660						2,660
Exercise of common stock options	914	1	5,029						5,030
Modification of stock options			130						130
Purchase of treasury stock at cost					(62)	(515)			(515)
Dividends declared and paid								(28,339)	(28,339)
Net income	—	—	—	—	—	—	—	62,277	62,277

Balance, December 31, 2007	15,347	$2	$487,529	$6,321	(573)	$(2,870)	$—	$(383,474)	$107,508

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$62,277	$8,285	$(24,654)
Adjustments to reconcile net income (loss) to net cash from operating activities—
Non-cash restructuring expenses	—	1,580	—
Depreciation and amortization	4,595	6,323	6,729
Stock-based compensation	2,768	1,900	281
Amortization of common stock warrant discount—product	—	527	2,107
Reversal of provision for doubtful accounts	(145)	—	—
Gain on sale of fixed assets	(95)	—	—
Changes in current assets and liabilities—
Trade accounts receivable	(8,041)	2,539	(1,879)
Inventories	5,438	2,867	(1,136)
Prepaid expenses and other current assets	100	611	(36)
Accounts payable	1,325	(4,568)	313
Accrued payroll and payroll related	1,522	(17)	615
Accrued restructuring costs	(2,413)	2,413	—
Accrued other	(324)	(396)	(238)
Deferred revenue	(7,249)	(4,378)	6,623

Net cash provided by (used in) operating activities	59,758	17,686	(11,275)

Cash flows from investing activities:
Proceeds from the sale and maturity of marketable securities	54,738	67,184	52,533
Purchases of marketable securities	(39,903)	(48,858)	(51,491)
Purchases of property and equipment	(2,979)	(2,087)	(7,849)
Proceeds from sale of fixed assets	110	—	—
Proceeds from or (deposits of) restricted cash	1,243	(1,000)	—

Net cash provided by (used in) investing activities	13,209	15,239	(6,807)

Cash flows from financing activities:
Payments of dividends	(28,339)	—	—
Repurchase of common stock	(515)	(155)	(13)
Proceeds from employee stock purchase plan	81	117	172
Proceeds from exercise of stock options	5,030	3,819	158

Net cash (used in) provided by financing activities	(23,743)	3,781	317

Net increase (decrease) in cash and cash equivalents	49,224	36,706	(17,765)
Cash and cash equivalents, beginning of year	39,679	2,973	20,738

Cash and cash equivalents, end of year	$88,903	$39,679	$2,973

The accompanying notes are an integral part of these consolidated financial statements.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(all tabular amounts in thousands except share and per share data)

(1)	OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Avici Systems Inc. and subsidiaries (Avici or the Company) was incorporated in the State of Delaware on November 12, 1996 and was organized to design and develop core routers for the carrier market.

In February 2007, Avici announced its decision to launch Soapstone Networks (“Soapstone”) (Note 8). Soapstone is expected to help network providers of all types connect their physical transport infrastructure to the Next Generation Network (NGN) software infrastructure. The Soapstone products are currently in the research and development stage.

In April 2007, Avici announced its transition away from core router development and product sales to focus on Soapstone. Avici completed the final shipments of its core router products in the fourth quarter of 2007. Avici will continue to service its products under existing contracts that are in place with its customers. Avici no longer actively develops or sells core router products, and we are no longer resourced to manufacture our core router products. Accordingly, Avici does not anticipate product revenue from core router sales in 2008 and as a result expects its total gross revenue to decline significantly in 2008.

Avici is subject to a number of risks and challenges similar to other companies in a similar stage of development. These risks include, but are not limited to, its need to successfully develop and market a commercially usable product, the ability to sell and market to new customers, acceptance of the Soapstone products by target customers, the development of the market for the Soapstone products, the ability to obtain adequate financing to support growth and product development, and competition from substitute products and larger companies with greater financial, technical, management and marketing resources.

Avici recorded net income of approximately $62.3 and $8.3 million for the years ended December 31, 2007 and 2006, respectively, and a net loss of approximately $24.7 million for the year ended December 31, 2005. At December 31, 2007, Avici had an accumulated deficit of approximately $383.5 million and has funded those losses primarily through the sale of redeemable convertible preferred stock, the proceeds from the sale of its common stock and certain capital leases. Although Avici posted net income in its recent years, it will not be able to sustain its profitability in 2008 as a result of its decision to transition away from core router development and product sales. Avici’s future profitability is dependent on its successful development, marketing and sale of its Soapstone products. Avici expects to meet its future working capital, marketing and research and development needs using its existing cash, cash equivalents and marketable securities until Avici returns to profitability. However, we could be required, or could elect to raise additional funds during that period and we may need to raise additional capital in the future.

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in these notes to consolidated financial statements.

(a)	Revenue Recognition

Avici records revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Avici recognizes revenue from product sales upon shipment or delivery to customers, including resellers, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, Avici recognizes revenue

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(all tabular amounts in thousands except share and per share data)

when those uncertainties are resolved. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (“VSOE”). Avici uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. Revenue from support and maintenance contracts is recognized ratably over the period of the related agreements. Revenue from installation and other services is recognized as the work is performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

(b)	Cash and Cash Equivalents and Marketable Securities

Avici follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Avici has classified its marketable securities as held-to-maturity and recorded them at amortized cost, which approximates market value. Unrealized losses are primarily due to rising interest rates and are considered temporary in nature. Avici considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include money markets, certificates of deposit and commercial paper.

As of December 31, 2007, cash, cash equivalents and marketable securities consisted of the following:

Securities	Remaining Maturities	Amortized Cost	Fair Market Value	Unrealized Gain (Loss)
Commercial Paper	Within 1 year	$2,457	$2,462	$5
Corporate Bonds	Within 1 year	7,628	7,629	1
U.S. Government Obligations	Within 1 year	1,000	1,001	1
U.S. Government Obligations	1–2 years	3,000	3,004	4

Total marketable securities		14,085	14,096	11
Cash and cash equivalents		88,903	88,903	—

Total cash, cash equivalents and marketable securities		$102,988	$102,999	$11

As of December 31, 2006, cash, cash equivalents and marketable securities consisted of the following:

Securities	Remaining Maturities	Amortized Cost	Fair Market Value	Unrealized Gain (Loss)
Commercial Paper	Within 1 year	$6,651	$6,641	$(10)
Corporate Bonds	Within 1 year	2,004	2,002	(2)
Corporate Bonds	1–2 years	3,507	3,495	(12)
U.S. Government Obligations	Within 1 year	7,161	7,150	(11)
U.S. Government Obligations	1–2 years	4,997	4,996	(1)
Auction Rate Municipal Bonds	Above 10 years	4,600	4,600	—

Total marketable securities		28,920	28,884	(36)
Cash and cash equivalents		39,679	39,679	—

Total cash, cash equivalents and marketable securities		$68,599	$68,563	$(36)

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(all tabular amounts in thousands except share and per share data)

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

(d)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,
	2007	2006
Finished goods	$—	$5,094
Raw materials	—	344

	$—	$5,438

Inventories consist of finished goods and raw materials. Finished goods inventory includes product on hand or product at customer sites, as well as deferred costs associated with shipments for which revenue has been deferred. Raw materials include component parts and chips on hand. Historically, Avici regularly reviewed inventory quantities on hand and inventory commitments with suppliers and recorded a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand. Purchase commitments accrued at December 31, 2006 were $0.4 million. Consistent with its transition away from the core router product sales, Avici did not carry any inventory at December 31, 2007.

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

Asset Classification	Estimated Useful Life
Computer equipment	3 years
Laboratory and test equipment	1.5-3 years
Leasehold improvements	Shorter of lease term or useful life of asset
Furniture and fixtures	5 years

Accumulated amortization expense and amortization expense on equipment under capital leases is included in accumulated depreciation and depreciation expense, respectively. Depreciation and amortization expense was $4.6 million, $6.3 million, and $6.7 million for the years ended December 31, 2007, 2006, and 2005, respectively.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(all tabular amounts in thousands except share and per share data)

(f)	Concentrations of Credit and Other Risks

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Avici’s principal credit risk relates to its cash, cash equivalents, marketable securities and accounts receivable. Avici invests its excess cash, cash equivalents and marketable securities primarily in deposits with commercial banks and high-quality corporate securities. One customer accounted for 100% of trade receivables at December 31, 2007 and at December 31, 2006. One customer accounted for 99%, 94% and 94% of gross revenue in 2007, 2006 and 2005, respectively.

Avici has no off-balance sheet concentrations such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

(g)	Fair Value of Financial Instruments

Avici’s financial instruments mainly consist of cash, cash equivalents and marketable securities. The carrying amounts of these instruments approximate their fair value based on their short-term maturity or quoted market prices.

(h)	Research and Development and Software-Development Costs

Research and development costs are expensed as incurred. Avici accounts for its software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Accordingly, the costs for the development of software and enhancements are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. Avici determines technological feasibility has been established at the time at which a working model of the software has been completed. Because Avici believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

(i)	Net Loss per Share and Pro Forma Net Loss per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options, common stock warrants and restricted common stock. Dilutive potential common shares were 736,974 and 397,872 in 2007 and 2006 respectively. Basic and diluted net loss per share is the same for periods with net loss and all outstanding employee stock options, common stock warrants and unvested restricted stock have been excluded, as they are considered antidilutive. All outstanding common stock warrants have been also been excluded for 2006 as they are considered antidilutive.

Options to purchase a total of 2,847,293 shares and unvested restricted common stock of 239,500 shares have been excluded from the computation of diluted weighted average shares outstanding for the year ended December 31, 2005. Warrants to purchase 800,000 shares of common stock have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2006 and 2005.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(all tabular amounts in thousands except share and per share data)

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

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances involving non-owner sources. During all periods presented, Avici did not have any items of comprehensive income (loss) other than its reported net income(loss).

(k)	Stock-Based Compensation

Avici records its share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant) under the accelerated attribution method. Prior to 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. Avici also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Avici elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior years presented have not been restated to reflect the fair value method of expensing share-based compensation.

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

	2007	2006
Risk-free interest rate	4.52%	4.86%
Expected dividend yield	—	—
Expected lives	4.20 years	3.64 years
Expected volatility	76%	73%
Expected forfeiture	23.22%	19.15%
Weighted average grant date fair value per share of options granted	$4.08	$3.53

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(all tabular amounts in thousands except share and per share data)

The fair value of grants made under the employee stock purchase plan in 2007 was calculated using the following assumptions: risk-free interest rate of 4.34%, expected lives of 0.5 years and expected volatility of 75.3%. The fair value of grants made under the employee stock purchase plan in 2006 was calculated using the following assumptions: risk-free interest rate of 4.49%, expected lives of 0.5 years and expected volatility of 82.8%.

Avici did not recognize compensation expense under APB 25 for employee stock options in 2005 since the exercise price of the Avici’s employee stock option awards equaled the market price of the underlying stock on the dates of grant. The following table illustrates the effects on net loss and net loss per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

2005
Net loss, as reported	$(24,654)
Deduct: Stock-based employee compensation expense related to restricted stock included in reported net loss	281
Add: Stock-based employee compensation expense determined under fair value based method for all awards	(2,263)

Pro forma net loss	$(26,636)

Basic and diluted net loss per share:
As reported	$(1.91)
Pro forma	(2.07)

The fair value of each option grant in 2005 included in the above table was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

2005
Risk-free interest rate	3.50-4.43%
Expected dividend yield	—
Expected lives	4.0 years
Expected volatility	80%
Weighted average grant date fair value per share of options granted	$2.82

(l)	Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. In 2007, Avici announced its transition away from core router development and product sales to focus on its Soapstone products. Avici completed the final shipments of its core router products in the fourth quarter of 2007 and is expected to continue to service its products. During this transition the chief operating decision maker, or decision making group commenced assessing performance and allocation of resources between its legacy core router product and service and its Soapstone product development. Accordingly, commencing from 2007 Avici

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(all tabular amounts in thousands except share and per share data)

operates in two operating segments – core router and Soapstone. Since Soapstone is a new product Avici has not commenced recording any revenue; instead it is currently focusing on software development and sales and marketing related to such development. Accordingly, the reported revenue and accounts receivable are attributed solely to the core router segment. Additionally in 2007, additions to long-lived assets were approximately $1.3 million for the core router segment and approximately $1.4 million for the Soapstone segment. Avici considers all other assets to be jointly used, and accordingly does not separately identify or allocate such assets to its operating segments. Pre-tax income from operations of $75.3 million was derived from the core router segment and pre-tax operating losses of $9.3 million were incurred in Soapstone in 2007. Avici does not allocate to the operating segments its general and administrative expenses, which were $6.6 million in 2007.

For the year ended December 31, 2007, Avici derived 100% of its gross revenue from North America. For the year ended December 31, 2006, the geographic distribution of gross revenue was as follows: North America 95%, Europe 5%. For the year ended December 31, 2005, the geographic distribution of gross revenue was as follows: North America: 95%, Europe: 3%, Asia: 2%.

(m)	Principles of Consolidation

The consolidated financial statements include the accounts of Avici Systems Inc. and all of its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

(n)	Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company will adopt this pronouncement beginning in fiscal year 2008. The adoption of the provisions of SFAS 157 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company will adopt this pronouncement beginning in fiscal year 2008. The adoption of the provisions of SFAS 159 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”) . SFAS 141R retains the fundamental requirements in FASB Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS 141R. That replaces FASB Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(all tabular amounts in thousands except share and per share data)

individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement beginning in fiscal year 2009. The adoption of the provisions of SFAS 141R is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of the provisions of SFAS 160 is not expected to have a material impact on the Company’s financial position or results of operations.

(2)	SPECIAL DIVIDEND

On June 22, 2007, Avici distributed a special cash dividend of $2.00 per outstanding share of common stock, or $28.3 million, to shareholders of record as of June 11, 2007. As required under its equity plans, Avici made antidilution adjustments to reflect the impact of the special cash dividend to the total number of shares authorized under the plans, the number of shares subject to outstanding options, the number of shares available for future grant and the exercise price per share of outstanding options. Such adjustments in connection with the payment of an extraordinary dividend are intended to equitably offset the decline in stock price following the payment of such a dividend, particularly given that optionholders are not entitled to receive the cash distribution. Prior to the distribution and as approved by its shareholders at the Company’s annual meeting, Avici modified its 2000 Non-Employee Director Stock Option Plan to clarify and broaden the antidilution provisions, which resulted in Avici recording a charge of $0.1 million. All share and per share information with respect to options to purchase common stock have been retroactively restated to reflect the special dividend.

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

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(all tabular amounts in thousands except share and per share data)

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

(c)	Equity-Based Compensation Plans

Avici currently has two stock incentive plans: the Amended and Restated 1997 Stock Incentive Plan (the “1997 Plan”) and the Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”). A total of approximately 3.6 million shares of common stock have been reserved for issuance under these plans. The 2000 Plan is the primary plan under which new awards are currently being issued. The maximum number of shares with respect to which awards may be granted to any employee under the 2000 Plan shall not exceed 650,000 shares of common stock during any calendar year. In addition, any shares not yet issued under the 1997 Plan on or before the date of Avici’s initial public offering or shares subject to options outstanding on the date of Avici’s initial public offering which are forfeited or terminated are available for issuance under the 2000 Plan.

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

(d)	2000 Nonemployee Director Stock Option Plan

In May 2007, the Company’s stockholders approved the Amended and Restated 2000 Nonemployee Director Stock Option Plan (the “Director Plan”). A total of 130,000 shares of common stock have been authorized for issuance under the Director Plan. On January 1 of each year, commencing with January 1, 2008, the aggregate number of shares available for grant under the plan will automatically increase by the number of shares necessary to cause the total number of shares then available for grant to be 130,000 shares.

The Director Plan is administered by the compensation committee. Under the Director Plan, each nonemployee director who becomes a member of the Board of Directors will be automatically granted on the date first elected to the Board of Directors an option to purchase 11,375 shares of common stock, which will vest in four equal installments over four years. In addition, provided that the director continues to serve as a member of the Board of Directors, each nonemployee director will be automatically granted on the date of each annual meeting of stockholders following his or her initial option grant date an option to purchase 4,875 shares of common stock, 1,625 shares of which will vest immediately and 3,250 shares of which will vest in four equal installments over four years. Avici granted a total of 50,000 options to its nonemployee directors at the time of Avici’s initial public offering. Such options vested in four equal installments over four years.

As of December 31, 2007, 115,375 shares were available for future grant under the Director Plan.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(all tabular amounts in thousands except share and per share data)

(e)	Option Grants

Option activity under all stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding, December 31, 2004	3,503,111	$7.89	6.8

Granted	1,179,490	3.56
Exercised	(52,155)	2.70
Forfeited—Cancelled	(928,966)	7.35

Outstanding, December 31, 2005	3,701,480	$6.65	7.3

Granted	834,600	5.00
Exercised	(920,617)	4.14
Forfeited—Cancelled	(1,137,098)	7.73

Outstanding, December 31, 2006	2,478,365	$6.68	7.4

Granted	1,265,450	6.75
Exercised	(1,001,578)	5.02
Forfeited—Cancelled	(321,757)	9.47

Outstanding, December 31, 2007	2,420,480	$7.04	7.9

The following table summarizes information relating to outstanding and exercisable stock options as of December 31, 2007:

	Options Outstanding			Exercisable
Exercise Price	Number of Shares Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 2.68-3.54	67,344	6.3	$ 3.06	46,920	$ 2.90
3.55-3.55	393,446	7.3	3.55	251,158	3.55
4.15-4.15	4,875	5.4	4.15	4,875	4.15
4.68-4.68	245,638	8.4	4.68	111,187	4.68
4.87-5.91	156,310	5.5	5.67	127,612	5.78
6.08-6.08	860,595	9.3	6.08	114,372	6.08
6.10-7.99	326,485	8.8	7.57	64,578	7.01
8.02-12.31	298,541	6.0	10.14	176,091	10.63
15.91-58.08	54,246	3.5	30.22	53,839	30.32
76.92-76.92	13,000	2.6	76.92	13,000	76.92

$ 2.68-76.92	2,420,480	7.9	$ 7.04	963,632	$ 8.26

The aggregate intrinsic value of outstanding options calculated as the difference between the market value of Avici’s common stock as of December 31, 2007 and the exercise price was $4.9 million, of which $2.3 million were vested. The intrinsic value of options exercised calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option was $4.1 million, $1.9 million and $0.1 million in 2007, 2006 and 2005 respectively.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(all tabular amounts in thousands except share and per share data)

As of December 31, 2007, total unrecognized compensation cost was approximately $2.1 million related to unvested stock-based compensation arrangements granted under the Company’s stock plans and is expected to be recognized over a weighted-average period of less than one year.

(f)	Restricted Stock Grants

In 2005 and 2006, Avici granted 172,000 and 92,500 shares, respectively, of performance-based restricted stock to certain key employees of the Company. The shares were to vest no later than five years from the grant date with a provision to accelerate the vesting upon the achievement of certain pre-defined performance milestones. The value of the shares at the dates of grant was $0.8 million and $0.6 million for 2005 and 2006, respectively, and was charged to sales and marketing, general and administrative and research and development expenses on a straight-line basis over the shorter of the expected performance period or the five year vesting period. The performance criteria for the 2005 and 2006 grants were met in 2007 and accordingly all unamortized expenses associated with such grants were expensed. No new restricted stock grants were made in 2007. The total charges associated with all restricted stock grants were $0.3 million, $1.0 million and $0.3 million in 2007, 2006 and 2005, respectively.

The following table summarizes Avici’s nonvested restricted stock activity for the year ended December 31, 2007:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	179,500	$5.62
Granted	—	—
Vested	(179,500)	$5.62
Forfeited	—	—

Nonvested at December 31, 2007	—	—

(g)	2000 Employee Stock Purchase Plan

A total of 187,500 shares of common stock have been reserved for issuance under the 2000 Employee Stock Purchase Plan. The plan contains consecutive, overlapping, 24-month offering periods. Each offering period includes four consecutive six-month purchase periods. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period, whichever is lower, with the option price at the beginning of the first offering period equal to 85% of the initial public offering price. Participation is limited to 10% of the employee’s eligible compensation, not to exceed $25,000 per calendar year or amounts allowed by the Internal Revenue Code. On January 1 of each year, commencing with January 1, 2001, the aggregate number of shares of common stock available for purchase under the 2000 Employee Stock Purchase Plan will automatically increase by the number of shares necessary to cause the total number of shares then available for purchase to be 187,500 shares. During the years ended December 31, 2007, 2006 and 2005, Avici sold 23,625 shares, 31,700 shares and 46,396 shares, respectively, to employees under the 2000 Employee Stock Purchase Plan.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(all tabular amounts in thousands except share and per share data)

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

(4)	RESTRUCTURING AND IMPAIRMENT CHARGES

In February 2006, Avici announced a plan to restructure its business and realign its cost structure to execute a focused strategy aimed at driving Avici toward profitability and positive cash flow. The restructuring plan included a workforce reduction and employee retention plan, charges related to excess inventory and inventory related costs, asset impairment and other costs.

The Company recorded total restructuring charges of approximately $11.0 million, of which $8.4 million was cash based. In 2006 Avici recorded $10.7 million of these charges and the remaining $0.3 million was recorded in the first quarter of 2007. In the future, Avici does not expect to record any additional charges associated with this restructuring.

The restructuring and impairment charges recorded and the reserve activities are summarized as follows:

	Total Charge in fiscal 2006	Non-cash Charges	Fiscal 2006 Payments	Accrual Balance at December 31, 2006	First quarter 2007 charge	First quarter 2007 payments	Accrual Balance at March 31, 2007
Workforce restructuring related	$5,371	$—	$3,883	$1,488	$100	$1,588	$—
Asset impairment	1,580	1,580	—	—			—
Other costs	666	—	666	—		—	—

Restructuring and impairment charges	7,617	1,580	4,549	1,488	100	1,588	—
Inventory and inventory related costs recorded in cost of revenue—product	3,094	1,065	1,104	925	175	1,100	—

Total	$10,711	$2,645	$5,653	$2,413	$275	$2,688	$—

(5)	INCOME TAXES

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

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(all tabular amounts in thousands except share and per share data)

In 2007 and 2006, Avici provided for federal and state income taxes of approximately $1.2 million and $0.2 million, respectively, after giving benefit to the utilization of net operating loss carryforwards. As of December 31, 2007, Avici had net operating loss carryforwards for federal and state income tax purposes of approximately $294.1 million and $154.9 million, respectively. As of December 31, 2006, Avici had net operating loss carryforwards for federal and state income tax purposes of approximately $349.9 million and $155.7 million, respectively. Approximately $21.9 million of Avici’s net operating loss carryforwards relate to deductions associated with Avici’s stock option plans, which will be benefited through stockholders’ equity if realized. The federal net operating loss carryforwards begin to expire in 2012 and state net operating loss carryforwards began to expire in 2007. As of December 31, 2007 Avici also has gross federal and state research tax credit carryforwards of approximately $12.4 million and $8.0 million respectively, which will begin to expire in 2012. The utilization of the net operating loss carryforwards may be subject to annual limitations as a result of changes in the ownership of the Company. In 2007 Avici paid $0.2 million in income taxes.

The approximate income tax effects of each type of temporary differences and carryforwards are as follows:

	December 31,
	2007	2006
Deferred Tax Assets:
Net operating loss carryforwards	$109,969	$129,577
Research credit carryforwards	17,621	17,592
Depreciation	1,751	3,302
Inventory	1,416	2,207
Stock Compensation	1,959	1,337
Other accruals	1,301	2,093

Gross deferred tax assets	134,017	156,108
Valuation allowance	(134,017)	(156,108)

Total deferred tax asset	—	—

Total deferred tax liabilities	—	—

Net deferred tax asset	$—	$—

A reconciliation between the statutory federal income tax rate and Avici’s effective tax rate follows:

	December 31,
	2007	2006
Statutory rate	35.0%	35.0%
Benefit of net operating losses utilized	(33.7)	(33.1)
Other, net	0.7	—

	2.0%	1.9%

While Avici has recorded pre-tax income in the each of the past two years, given the transition to Soapstone, it is uncertain whether future profitability will occur; hence, Avici has provided a full valuation allowance against its deferred tax assets at December 31, 2007 and 2006. The reduction of the valuation allowance in 2007 and 2006 is due to the utilization of net operating loss carryforwards.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(all tabular amounts in thousands except share and per share data)

Avici has conducted business overseas; as a result, one or more of its subsidiaries files income tax returns in various jurisdictions outside of the U.S. Avici generally remains subject to examination of its various income tax returns in its significant jurisdictions outside the U.S. after the date the return was filed. There are presently no examinations of returns filed in any of the jurisdictions and the Company has not been notified of any pending examinations.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Avici adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) as of January 1, 2007 and the adoption of FIN 48 did not result in a significant change to the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits at January 1, 2007 and December 31, 2007 was less than $0.2 million. There were no increases or settlements of unrecognized tax benefits during 2007.

(6)	EMPLOYEE BENEFIT PLAN

Avici has a 401(k) Plan that provides for eligible employees to make contributions on a tax-deferred basis. All employees on the first day of the month following their date of employment are eligible to participate in the 401(k) Plan. Contributions are limited to 15% of their annual compensation, as defined, subject to certain IRS limitations. Avici may contribute to the Plan at its discretion. Employer contributions to the Plan were $0.2 million and $0.3 million at December 31, 2007 and December 31, 2006, respectively.

(7)	COMMITMENTS AND CONTINGENCIES

(a)	Leases

Future minimum payments due under lease agreements at December 31, 2007 are as follows:

Operating Leases
2008	$490
2009	157

Total payments	$647

Rent expense from operating leases included in the accompanying consolidated statements of operations was approximately $1.0 million, $1.2 million, and $1.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

(b)	Guarantees and Product Warranties

The Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(all tabular amounts in thousands except share and per share data)

liability only when a loss is probable and reasonably estimable and also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The following is a summary of agreements that Avici has determined to be within the scope of FIN 45.

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

Avici established warranty reserves for costs expected to be incurred after its final router product sale and delivery for deficiencies as required under specific product warranty provisions. The warranty reserves were determined based on the actual trend of historical charges incurred over the prior twelve-month period excluding any significant or infrequent issues, which are specifically identified and reserved for. The warranty liability is established when it is probable that customers will make claims and when a reasonable estimate of costs can be made. Warranty reserves are included in “Accrued other” in the accompanying consolidated balance sheets.

	2007	2006
Product warranty liability, beginning of year	$284	$191
Warranties issued during the period	549	773
Settlements made during the period	(534)	(680)

Product warranty liability, end of year	$299	$284

(c)	Litigation

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

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(all tabular amounts in thousands except share and per share data)

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

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(all tabular amounts in thousands except share and per share data)

On October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The motions to certify classes in the six focus cases remain pending. In addition, on August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On November 13, 2007, the issuer defendants moved to dismiss the claims against them in the amended complaints in the six focus cases. The underwriter defendants have also moved to dismiss the claims against them in the amended complaints in the six focus cases. Those motions to dismiss remain pending.

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

In addition, Avici received letters dated July 13, 2007 and July 25, 2007 from a putative shareholder, demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 by the underwriters of its IPO and certain unidentified directors, officers and shareholders of the Company. Avici evaluated the demand and declined to prosecute the claim. On October 3, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against the lead underwriters of Avici’s IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of Avici’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of Avici’s IPO on July 28, 2000, through at least July 27, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Avici was named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of the Company are named as defendants in this action. Avici has waived service and is in the process of considering what, if any, action to take in response to this litigation. Avici believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

(8)	SUBSEQUENT EVENT

On February 28, 2008 Avici announced that effective March 19, 2008 it will change its name to Soapstone Networks Inc. and trade in NASDAQ under the ticker symbol SOAP.

AVICI SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(all tabular amounts in thousands except share and per share data)

(9)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated Statement of Operations Data:

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Gross revenue—product	$18,424	$26,900	$26,927	$42,137
Gross revenue—service	2,088	2,738	2,349	2,737

Net revenue	$20,512	$29,638	$29,276	$44,874

Gross margin—product	$13,103	$18,906	$20,809	$34,108
Gross margin—service	1,631	2,373	2,001	2,473

Gross margin—total	$14,734	$21,279	$22,810	$36,581

Net income	$6,001	$12,067	$15,004	$29,205

Diluted net income per share	$0.42	$0.82	$0.97	$1.90

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Gross revenue—product	$20,279	$23,574	$18,526	$13,992
Gross revenue—service	1,115	1,696	1,677	1,904
Common stock warrant discount—product	(527)	—	—	—

Net revenue	$20,867	$25,270	$20,203	$15,896

Gross margin—product	$11,511	$17,201	$10,736	$10,068
Gross margin—service	609	1,250	1,227	1,511

Gross margin—total	$12,120	$18,451	$11,963	$11,579

Net income (loss)	$(5,322)	$7,896	$2,723	$2,988

Diluted net income (loss) per share	$(0.41)	$0.58	$0.20	$0.21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

REPORT	OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Avici Systems Inc.

We have audited Avici Systems Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avici Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Avici Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Avici Systems Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Avici Systems Inc. and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 10, 2008

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2007, under the heading of “Ownership of Management and Directors” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this Form 10-K:

1. All Financial Statements. (see “Consolidated Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2. Financial Statement Schedules. (see “Schedule II—Valuation and Qualifying Accounts,” which is included herein by reference)

3. Exhibits

The following exhibits are filed as part of and incorporated by reference into this Form 10-K:

Exhibit Number	Description of Document
3.1	Fourth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

3.2	Certificate of Amendment of Fourth Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.2 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.4	Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2002 (File No. 000-30865), which is incorporated herein by reference)

3.5	Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

4.1	Specimen certificate representing the Registrant’s Common Stock (previously filed as Exhibit 4.1 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

4.2	Common Stock Purchase Warrant, dated as of January 7, 2004, issued to Nortel Networks Limited by Avici Systems Inc. (previously filed as Exhibit 4.1 to our Form 8-K filed with the Commission on January 8, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.1*	Amended and Restated 1997 Stock Incentive Plan, as amended

10.2*	Amended and Restated 2000 Stock Option and Incentive Plan, as amended

10.3*	2000 Employee Stock Purchase Plan, as amended

10.4*	Amended and Restated 2000 Non-Employee Director Stock Option Plan, as amended

10.5	Fifth Amended and Restated Investor Rights Agreement, by and among the Registrant and the Investors and Founders listed therein, dated as of April 24, 2000, as amended (previously filed as Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.6+	OEM Purchase and Sales Agreement, dated January 7, 2004, between the Registrant and Nortel Networks Limited (previously filed as Exhibit 10.15 to our Form 10-K for the year ended December 31, 2003 filed with the Commission on March 12, 2004 (file No. 000-30865), which is incorporated herein by reference)

10.7+	Procurement Agreement, dated December 21, 2000, between the Registrant and AT&T Corp. (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.8+	Amendment No. 1, dated January 11, 2002, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

Exhibit Number	Description of Document
10.9+	Amendment No. 2, dated March 29, 2002, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.10+	Amendment No. 3, dated March 5, 2003, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.4 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.11+	Amendment No. 4, dated September 22, 2004, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.5 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.12	Non-qualified stock option agreement (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2005 filed with the Commission on May 6, 2005 (file No. 00-30865), which is incorporated herein by reference)

10.13	Stock Restriction Agreement (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2005 filed with the Commission on May 6, 2005 (File No. 000-30865), which is incorporated herein by reference)

10.14*	Executive Incentive Plan (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.15*	Severance Pay Agreement, dated March 15, 2006, with William Leighton (previously filed as Exhibit 10.2 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.16*	Offer letter, dated August 16, 2006 from the Registrant to William J. Stuart (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on September 1, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.17*	Severance Pay Agreement, dated August 28, 2006, with William J. Stuart (previously filed as Exhibit 10.2 to our Form 8-K filed with the Commission on September 1, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.18*	Amended and Restated Severance Pay Agreement, dated November 7, 2006, with T.S. Ramesh (previously filed as Exhibit 10.4 to our Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 7, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.19*	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 20, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.20	Resolution Agreement, dated October 3, 2006, between the Registrant and Alcatel Teletas Telekomunikasyon Endustri A.S. (Previously filed as Exhibit 10.29 to our Form 10-K for the year ended December 31, 2007 filed with the Commission on March 15, 2007 (File No. 000-30865) which is incorporated herein by reference)
10.21	Sublease, dated February 20, 2007, by and among the Registrant and Global 360, Inc. (previously filed as Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 8, 2007 (File No. 000-30865), which is incorporated herein by reference)

Exhibit Number	Description of Document
10.22	Lease, dated July 10, 2007, between Registrant and BBC Equity Partners LLC (previously filed as Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2007 filed with the Commission on August 3, 2007 (File No. 000-30865), which is incorporated herein by reference)

10.23*	Executive Incentive Plan

21.1	Subsidiaries of Avici

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included as part of the signature page of this Report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement
+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVICI SYSTEMS INC.

By:	/s/ WILLIAM J. STUART
William J. Stuart Chief Financial Officer, Treasurer, Secretary and Senior Vice President of Finance

Date: March 13, 2008

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

Signature	Title	Date

/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Chairman and Director	March 13, 2008

/s/ WILLIAM LEIGHTON William Leighton	Chief Executive Officer and Director (principal executive officer)	March 13, 2008

/s/ WILLIAM J. STUART William J. Stuart	Chief Financial Officer, Treasurer, Secretary and Senior Vice President of Finance (principal financial officer)	March 13, 2008

/s/ T.S. RAMESH T.S. Ramesh	Vice President of Finance (principal accounting officer)	March 13, 2008

/s/ ROBERT P. SCHECHTER Robert P. Schechter	Director	March 13, 2008

/s/ WILLIAM INGRAM William Ingram	Director	March 13, 2008

AVICI SYSTEMS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

In thousands

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Accounts Receivable Reserves and Allowances
Year ended December 31, 2007	$145	$—	$(145)	$—

Year ended December 31, 2006	$145	$—	$—	$145

Year ended December 31, 2005	$145	$—	$—	$145

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Fourth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

3.2	Certificate of Amendment of Fourth Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.2 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.4	Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2002 (File No. 000-30865), which is incorporated herein by reference)

3.5	Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

4.1	Specimen certificate representing the Registrant’s Common Stock (previously filed as Exhibit 4.1 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

4.2	Common Stock Purchase Warrant, dated as of January 7, 2004, issued to Nortel Networks Limited by Avici Systems Inc. (previously filed as Exhibit 4.1 to our Form 8-K filed with the Commission on January 8, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.1*	Amended and Restated 1997 Stock Incentive Plan, as amended

10.2*	Amended and Restated 2000 Stock Option and Incentive Plan, as amended

10.3*	2000 Employee Stock Purchase Plan, as amended

10.4*	Amended and Restated 2000 Non-Employee Director Stock Option Plan, as amended

10.5	Fifth Amended and Restated Investor Rights Agreement, by and among the Registrant and the Investors and Founders listed therein, dated as of April 24, 2000, as amended (previously filed as Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

10.6+	OEM Purchase and Sales Agreement, dated January 7, 2004, between the Registrant and Nortel Networks Limited (previously filed as Exhibit 10.15 to our Form 10-K for the year ended December 31, 2003 filed with the Commission on March 12, 2004 (file No. 000-30865), which is incorporated herein by reference)

10.7+	Procurement Agreement, dated December 21, 2000, between the Registrant and AT&T Corp. (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.8+	Amendment No. 1, dated January 11, 2002, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

Exhibit Number	Description of Document
10.9+	Amendment No. 2, dated March 29, 2002, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.10+	Amendment No. 3, dated March 5, 2003, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.4 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.11+	Amendment No. 4, dated September 22, 2004, to Procurement Agreement between Registrant and AT&T Corp. (previously filed as Exhibit 10.5 to our Form 10-Q for the quarterly period ended September 30, 2004 filed with the Commission on November 5, 2004 (File No. 000-30865), which is incorporated herein by reference)

10.12	Non-qualified stock option agreement (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2005 filed with the Commission on May 6, 2005 (file No. 00-30865), which is incorporated herein by reference)

10.13	Stock Restriction Agreement (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2005 filed with the Commission on May 6, 2005 (File No. 000-30865), which is incorporated herein by reference)

10.14*	Executive Incentive Plan (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.15*	Severance Pay Agreement, dated March 15, 2006, with William Leighton (previously filed as Exhibit 10.2 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.16*	Offer letter, dated August 16, 2006 from the Registrant to William J. Stuart (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on September 1, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.17*	Severance Pay Agreement, dated August 28, 2006, with William J. Stuart (previously filed as Exhibit 10.2 to our Form 8-K filed with the Commission on September 1, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.18*	Amended and Restated Severance Pay Agreement, dated November 7, 2006, with T.S. Ramesh (previously filed as Exhibit 10.4 to our Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 7, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.19*	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 20, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.20	Resolution Agreement, dated October 3, 2006, between the Registrant and Alcatel Teletas Telekomunikasyon Endustri A.S. (Previously filed as Exhibit 10.29 to our Form 10-K for the year ended December 31, 2007 filed with the Commission on March 15, 2007 (File No. 000-30865) which is incorporated herein by reference)

10.21	Sublease, dated February 20, 2007, by and among the Registrant and Global 360, Inc. (previously filed as Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 8, 2007 (File No. 000-30865), which is incorporated herein by reference)

10.22	Lease, dated July 10, 2007, between Registrant and BBC Equity Partners LLC (previously filed as Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2007 filed with the Commission on August 3, 2007 (File No. 000-30865), which is incorporated herein by reference)

Exhibit Number	Description of Document
10.23*	Executive Incentive Plan

21.1	Subsidiaries of Avici

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included as part of the signature page of this Report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement
+	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission