Form 10-Q
period 2008-03-31
SOAPSTONE NETWORKS INC.
filed 2008-05-06
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 000-30865

SOAPSTONE NETWORKS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0493372
(State or Other Jurisdiction of Organization)	(I.R.S. Employer Identification No.)

296 Concord Road

Billerica, Massachusetts 01821

(Address of Principal Executive Offices) (Zip Code)

Avici Systems Inc.

(Former Name of Registrant )

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                                                                                              Accelerated Filer  ☒

Non-accelerated Filer  ☐ (do not check if a smaller reporting company)                                         Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

At May 2, 2008, 14,820,752 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

SOAPSTONE NETWORKS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOAPSTONE NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$96,417	$88,903
Marketable securities	8,115	11,085
Trade accounts receivable, net	2,762	11,769
Prepaid expenses and other current assets	586	790

Total current assets	107,880	112,547
Property and equipment, net	3,214	3,306
Long-term marketable securities	—	3,000

Total assets	$111,094	$118,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,827	$4,167
Accrued payroll and payroll-related costs	1,412	4,019
Other accrued expenses	780	816
Deferred revenue	2,599	2,343

Total current liabilities	6,618	11,345
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized – 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.0001 par value:
Authorized – 250,000,000 shares Issued– 15,385,833 shares at March 31, 2008 and 15,347,185 shares at December 31, 2007	2	2
Additional paid-in capital	488,214	487,529
Common stock warrants	6,321	6,321
Treasury stock, at cost – 573,397 shares	(2,870)	(2,870)
Accumulated deficit	(387,191)	(383,474)

Total stockholders’ equity	104,476	107,508

Total liabilities and stockholders’ equity	$111,094	$118,853

See accompanying notes.

SOAPSTONE NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Product	$—	$18,424
Service	2,629	2,088

Total revenue	2,629	20,512

Cost of revenue – product (1)	—	5,321
Cost of revenue – service (2)	945	457

Total cost of revenue	945	5,778

Gross margin	1,684	14,734

Operating expenses:
Research and development (2)	3,642	7,322
Sales and marketing (2)	1,256	669
General and administrative (2)	1,531	1,398
Restructuring and impairment charges	—	100

Total operating expenses	6,429	9,489

(Loss) income from operations	(4,745)	5,245
Other income	87	—
Interest income, net	941	886

(Loss) income before income taxes	(3,717)	6,131
Provision for Income Tax	—	(130)

Net (loss) income	$(3,717)	$6,001

Net (loss) income per common share:
Basic	$(0.25)	$0.44

Diluted	$(0.25)	$0.42

Weighted average common shares:
Basic	14,792,089	13,782,222

Diluted	14,792,089	14,278,826

(1) Includes inventory and inventory related charges associated with restructuring	$—	$175

(2) Includes certain non-cash, stock-based compensation associated with stock option grants, as follows:

Cost of revenue – service	$23	$—
Research and development	205	239
Sales and marketing	114	85
General and administrative	161	276

See accompanying notes.

SOAPSTONE NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$(3,717)	$6,001
Adjustments to reconcile net (loss) income to net cash provided by operating activities –
Depreciation and amortization	717	1,323
Stock-based compensation	503	600
Gain on sale of fixed assets	(87)	—
Changes in current assets and liabilities:
Trade accounts receivable	9,007	(5,690)
Inventories	—	2,318
Prepaid expenses and other current assets	204	182
Accounts payable	(2,340)	(219)
Accrued payroll and payroll related	(2,607)	(335)
Accrued restructuring expenses	—	(2,413)
Accrued other	(37)	(326)
Deferred revenue	256	(494)

Net cash provided by operating activities	1,899	947

Cash Flows from Investing Activities:
Maturity of marketable securities	5,970	10,350
Purchases of marketable securities	—	(9,981)
Proceeds from restricted cash	—	1,000
Purchases of property and equipment	(625)	(994)
Proceeds from sale of fixed assets	87	—

Net cash provided by investing activities	5,432	375

Cash Flows from Financing Activities:
Proceeds from employee stock plans	183	808
Repurchase of common stock	—	(203)

Cash provided by financing activities	183	605

Net increase in Cash and Cash Equivalents	7,514	1,927
Cash and Cash Equivalents, Beginning of Period	88,903	39,679

Cash and Cash Equivalents, End of Period	$96,417	$41,606

See accompanying notes.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except share and per share data)

NOTE 1. BASIS OF PRESENTATION

The unaudited financial information included herein has been prepared by Soapstone Networks Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Soapstone Networks Inc. and subsidiaries (“Soapstone” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2008 and December 31, 2007 and the operating results and cash flows for the periods ended March 31, 2008 and 2007. These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2007, which appear in the Company’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2008.

On March 19, 2008 the Company changed its name from Avici Systems Inc. to Soapstone Networks Inc. and changed its NASDAQ ticker symbol from “AVCI” to “SOAP”.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

The Company records revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue from support and maintenance contracts is recognized ratably over the period of the related agreements, provided a purchase order has been received or a contract has been executed, the sales price is fixed or determinable and collectibility is deemed probable. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). The Company uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. Revenue from installation and other services is recognized as the work is performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

The Company’s deferred revenue primarily represents the deferred and unearned portion of customer maintenance and support revenue, which will be amortized into service revenue over the term of the related contractual service periods, or in certain cases when all revenue recognition criteria have been met.

(b) Guarantees and Product Warranties

In the normal course of business, the Company may agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. Historically, payments made by the Company, if any, under these agreements have not had a material impact on the Company’s operating results or financial position.

The Company establishes warranty reserves for costs expected to be incurred after the sale and delivery of product for deficiencies as required under specific product warranty provisions. The warranty reserves are determined based on the actual trend of historical charges incurred over the prior twelve-month period excluding any significant or infrequent issues, which are specifically identified and reserved for. The warranty liability is established when it is probable that customers will make claims and when a reasonable estimate of costs can be made. Warranty reserves are included in “Other accrued expenses” in the accompanying consolidated balance sheets.

	Three months ended
	March 31, 2008	March 31, 2007
Beginning balance	$299	$284
Warranties issued during the period	—	89
Settlements made during the period	(87)	(208)

Ending balance	$212	$165

(c) Cash and Cash Equivalents and Marketable Securities

The Company has classified its marketable securities as held-to-maturity and recorded them at amortized cost, which approximates market value. The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include money markets, certificates of deposit and commercial paper.

Cash, cash equivalents and marketable securities consist of the following:

	March 31 2008	December 31 2007
Cash and cash equivalents	$96,417	$88,903
Marketable securities	8,115	11,085

Subtotal	104,532	99,988
Long-term marketable securities	—	3,000

Total	$104,532	$102,988

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

(e) Net Income per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options, common stock warrants and restricted common stock. Basic and diluted net loss per share is the same for periods with net loss and all outstanding employee stock options, common stock warrants and unvested restricted stock have been excluded, as they are considered anti-dilutive.

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per common share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method.

(f) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances involving non-owner sources. During all periods presented, the Company did not have any items of comprehensive income other than its reported net income (loss).

(g) Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. In 2007, the Company announced its transition away from core router development and product sales to focus on its new Soapstone products. The Company completed the final shipments of its core router products in the fourth quarter of 2007 and is expected to continue to service its products. During this transition the chief operating decision maker, or decision making group commenced assessing performance and allocation of resources between its legacy core router product and service and its Soapstone product development. Accordingly, commencing from 2007 the Company operates in two operating segments – core router and the Soapstone business. Since the Soapstone business is in development, the Company has not generated revenue, and instead is currently focusing on software development and sales and marketing related to such development. Accordingly, the reported revenue and accounts receivable are attributed solely to the core router segment. The Company considers all assets to be jointly used, and accordingly does not separately identify or allocate such assets to its operating segments. Pre-tax income from operations of $1.7 million and $8.0 million were derived from the core router segment in the 2008 and 2007 periods respectively and pre-tax operating losses of $4.9 million and $1.4 million were incurred in the Soapstone business in the 2008 and 2007 periods respectively. The Company does not allocate to the operating segments its general and administrative expenses, which were $1.5 million and $1.4 million in 2008 and 2007, respectively.

During the three months ended March 31, 2008 and 2007 and the full year 2007, the Company recognized nearly all of its revenue from one customer, namely AT&T.

(h) Stock-Based Compensation

The Company records its share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant) under the accelerated attribution method. Prior to 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

In the first three months ended March 31, 2008, the Company granted options to purchase 88,000 shares of common stock. The weighted average fair value of these grants was $4.00 per share estimated using the Black-Scholes valuation model with the following key assumptions: Risk-free interest rate: 2.52%, Volatility: 73.03%, Expected life: 4.28 year and Expected Dividend: 0%.

(i) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this pronouncement in the first quarter of 2008 and it did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company adopted this pronouncement in the first quarter of 2008 and it did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”) . SFAS 141R retains the fundamental requirements in FASB Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS 141R. That replaces FASB Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R will now require acquisition costs to be expensed as incurred; restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement beginning in fiscal year 2009. The adoption of the provisions of SFAS 141R is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 3. RESTRUCTURING EXPENSES AND IMPAIRMENT CHARGES

On February 16, 2006, the Company announced a plan to restructure its business and realign its cost structure to execute a focused strategy aimed at driving the Company toward profitability and positive cash flow. The restructuring plan included a workforce reduction and employee retention plan, charges related to excess inventory and inventory related costs, asset impairment and other costs. The Company recorded total restructuring charges of approximately $11.0 million, of which $8.4 million was cash based. In 2006 the Company recorded all of these charges except $0.3 million which was recorded in the first quarter of 2007. In 2006 the Company made all cash payments except $2.7 million which was paid in the first quarter of 2007. In the future, the Company does not expect to record any additional charges associated with this restructuring.

NOTE 4. SPECIAL DIVIDENDS

On June 22, 2007, the Company distributed a special cash dividend of $2.00 per outstanding share of common stock, or $28.3 million, to shareholders of record as of June 11, 2007. As required under its equity plans, the Company made anti-dilution adjustments to reflect the impact of the special cash dividend to the total number of shares authorized under the plans, the number of shares subject to outstanding options, the number of shares available for future grant and the exercise price per share of outstanding options. Such adjustments in connection with the payment of an extraordinary dividend are intended to equitably offset the decline in stock price following the payment of such a dividend, particularly given that optionholders are not entitled to receive the cash distribution. Prior to the distribution and as approved by its shareholders at the Company’s annual meeting, the Company modified its 2000 Non-Employee Director Stock Option Plan to clarify and broaden the anti-dilution provisions, which resulted in the Company recording a charge of $0.1 million. All share and per share information with respect to options to purchase common stock have been retroactively restated to reflect the special dividend.

NOTE 5. LITIGATION

In addition to claims in the normal course of business, twelve purported securities class action lawsuits were filed against the Company and one or more of the Company’s underwriters in its initial public offering, and certain officers and directors of the Company. The lawsuits alleged violations of the federal securities laws and were docketed in the U.S. District Court for the Southern District of New York (the “Court”) as: Felzen, et al. v. Avici Systems, Inc., et al., C.A. No. 01-CV-3363; Lefkowitz, et al. v. Avici Systems, Inc., et al., C.A. No. 01-CV-3541; Lewis, et al. v. Avici Systems, Inc., et al., C.A. No. 01-CV-3698; Mandel, et. al v. Avici Systems, Inc., et al., C.A. No. 01-CV-3713; Minai, et al. v. Avici Systems, Inc., et al., C.A. No. 01-CV-3870; Steinberg, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3983; Pelissier, et al. v. Avici Systems, Inc., et al., C.A. No. 01-CV-4204; Esther, et al. v. Avici Systems, Inc., et al., C.A. No. 01-CV-4352; Zhous, et al. v. Avici Systems, Inc. et al., C.A. No. 01-CV-4494; Mammen, et al. v. Avici Systems, Inc., et. al., C.A. No. 01-CV-5722; Lin, et al. v. Avici Systems, Inc., et al., C.A. No. 01-CV-5674; and Shives, et al. v. Banc of America Securities, et al., C.A. No. 01-CV-4956. On April 19, 2002, a consolidated amended class action complaint (the “Complaint”), which superseded these twelve purported securities class action lawsuits, was filed in the Court. The Complaint is captioned “In re Avici Systems, Inc. Initial Public Offering Securities Litigation” (21 MC 92, 01 Civ. 3363 (SAS)) and names as defendants the Company, certain of the underwriters of the Company’s initial public offering, and certain of the Company’s officers and directors. The Complaint, which seeks unspecified damages, alleges violations of the federal securities laws, including among other things, that the underwriters of the Company’s initial public offering (“IPO”) improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of stock in the aftermarket as conditions of receiving shares in the Company’s IPO. The Complaint further claims that these supposed practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. In addition to the Complaint against the Company, various other plaintiffs have filed other substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of case management. The Company and its officers and directors believe that the claims against the Company lack merit, and have defended the litigation vigorously. In that regard, on July 15, 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants.

On October 9, 2002, the Court dismissed without prejudice all claims against the individual current and former officers and directors who were named as defendants in our litigation, and they are no longer parties to the lawsuit. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the issuer defendants and separate motions to dismiss filed by the underwriter defendants. In that ruling, the Court granted in part and denied in part those motions. As to the claims brought against the Company under the antifraud provisions of the securities laws, the Court dismissed all of these claims with prejudice, and refused to allow the plaintiffs an opportunity to re-

plead these claims against the Company. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss these claims as to the Company and as to substantially all of the other issuer defendants as well. The Court also denied the underwriter defendants’ motion to dismiss in all respects.

In June 2003, the Company elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If the proposed settlement had been approved by the Court, it would have resulted in the dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed settlement was conditioned on, among other things, a ruling by the District Court that the claims against the Company and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement.

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

In light of the Court of Appeals’ December 5, 2006 decision regarding certification of the plaintiffs’ claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including the Company. Because any possible future settlement with the plaintiffs, if such a settlement were ever to be agreed to, would involve the certification of a class action for settlement purposes, the impact of the Court of Appeals’ class certification-related rulings on the possible future settlement of the claims against the Company cannot now be predicted.

On October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The motions to certify classes in the six focus cases are not yet fully briefed and remain pending. In addition, on August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On November 13, 2007, the issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases.

With the termination of the proposed settlement, we intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that the Company’s directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. While we can make no promises or guarantees as to the outcome of these proceedings, the Company does not believe that a loss is probable or reasonably estimable as of the balance sheet date.

In addition, the Company received letters dated July 13, 2007 and July 25, 2007 from a putative shareholder, demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 by the underwriters of its IPO and certain unidentified directors, officers and shareholders of the Company. The Company evaluated the demand and declined to prosecute the claim. On October 3, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against the lead underwriters of the Company’s IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s IPO on July 28, 2000, through at least July 27, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of the Company are named as defendants in this action. On October 29, 2007, the case was reassigned to Judge James L. Robart. On February 27, 2008, the putative shareholder filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint. The Company has waived service and is in the process of considering what, if any, action to take in response to this litigation. The Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

NOTE 6. SUBSEQUENT EVENT:

In April 2008, the Company amended its agreement with AT&T to better reflect the Company’s existing business relationship which is to provide support for previously shipped products. The amendment also includes a noncancellable commitment on the part of both parties for support throughout 2008 and the service fee arrangement for 2008. As a result of the amendment certain other obligations were cancelled which will result in the Company recording revenue of approximately $1.0 million from deferred revenue in the second quarter of 2008. The Company may, if requested by AT&T, provide support beyond 2008. The fees for such future services would need to be agreed upon by the parties at the time of the request by AT&T for the extension.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this Report on Form 10-Q constitute forward-looking statements that involve risks, assumptions and uncertainties. The Company’s actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including without limitation those discussed under the caption “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 13, 2008 and elsewhere herein. Forward-looking statements include statements regarding the future or the Company’s expectations, beliefs, intentions or strategies regarding the future and may be identified by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” and similar expressions. There may be events in the future that could affect these matters.

Overview

Soapstone Networks Inc. (referred to as “Soapstone” or the “Company” or “we” or “us” or “our”) is a developer of resource and service control software. On March 19, 2008 the Company changed its name from Avici Systems Inc. to Soapstone Networks Inc.

During 2007, the Company transitioned from a provider of core router products to a developer of emerging, software-based service and control solutions for service providers’ next-generation networks. The company is now primarily focused on developing and marketing its Soapstone Provider Network Controller (PNC™) framework. Prior to its business transition, the Company developed and sold core router products to networking service providers, which together with related services accounted for substantially all of its product and service revenue since inception. The Company shipped its last router products in December 2007 and has exited the manufacturing and sale of router products and does not expect to generate future product revenue from router product sales.

The Company is developing resource and service control software that will automate the service lifecycle for carriers and large enterprises. Unlike traditional solutions that constrain service innovation and growth, we plan to enable customers to evolve their network and service offerings independently by bringing centralized control to transport and separating services from the underlying transport technologies. The Soapstone solution is intended to accelerate service deployment and management by providing state of the art provisioning, monitoring and repair, network operations support, network fault to service correlation, Service Level Agreement (SLA) monitoring, performance, optimization, and planning software. Through Soapstone, we plan to provide a comprehensive common control framework for various technologies including Carrier Ethernet, MPLS, Optical, and Integrated Optical Ethernet. The Soapstone products are currently in the research and development stage.

Since our inception, we have incurred significant losses. As of March 31, 2008, we had an accumulated deficit of $387.2 million. Although we recorded net income in 2006 and 2007, we will not sustain this profitability in 2008 as a result of our transition away from core router development and product sales. In particular, we expect that 2008 will be a year of continued transition, as we continue to invest in Soapstone, with the objective of commercial introduction during the year. In addition we will continue to provide maintenance and other services under our existing core router customer contracts. Given the early stage of our Soapstone products, we continue to expect quarterly losses and negative cash flow in the near term and there can be no assurance that we will generate meaningful revenue or achieve profitability through our Soapstone products once introduced.

Revenue

We expect that a substantial portion of our revenue in 2008 will be service revenue from our current customer AT&T. In April 2008, the Company amended its agreement with AT&T to better reflect the Company’s existing business relationship which is to provide support for previously shipped products. The amendment also includes a non-cancellable commitment on the part of both parties for support throughout 2008 and the fee arrangement for 2008. The Company may, if requested by AT&T, provide support beyond 2008. The fees for such future services would need to be agreed upon by the parties at the time of the request by AT&T for the extension.

As a result of our decision to transition away from core router development and product sales, we no longer anticipate recording router product revenue. Our Soapstone products are expected to be commercially available in 2008.

Cost of Revenue

Cost of Revenue – Service includes costs associated with providing customer support and maintenance services including labor and labor related costs, depreciation and other expenses.

Research and Development

Research and development expenses consist primarily of salaries and related employee costs, contractor costs, depreciation expense on laboratory equipment, software maintenance and certain project costs. In the future we expect research and development expenses to increase from the current quarter levels, as we continue to invest in the development of our Soapstone products.

Sales and Marketing

Sales and marketing expenses have consisted primarily of salaries and related employee costs, sales commissions, tradeshows, travel, public relations and costs associated with other marketing events. In the future, we expect to increase our spending on sales and marketing primarily as a result of costs related to developing and expanding our Soapstone sales and marketing organization and additional spending on increased marketing activities and partner programs related to the introduction of our Soapstone products.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel as well as professional and compliance related fees. In the future, we expect general and administrative expenses to continue at about the current levels.

Restructuring Expenses and Impairment Charges

On February 16, 2006, the Company announced a plan to restructure its business and realign its cost structure to execute a focused strategy aimed at driving the Company toward profitability and positive cash flow. The restructuring plan included a workforce reduction and employee retention plan, charges related to excess inventory and inventory related costs, asset impairment and other costs. The Company recorded total restructuring charges of approximately $11.0 million, of which $8.4 million was cash based. In 2006 the Company recorded all of these charges except $0.3 million which was recorded in the first quarter of 2007. In 2006 the Company made all cash payments except $2.7 million which was paid in the first quarter of 2007. In the future, the Company does not expect to record any additional charges associated with this restructuring.

Stock-based Compensation

The Company records share-based compensation expense under the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services.

Critical Accounting Policies

The Company considers the following accounting policies related to revenue recognition, warranty liabilities, long-lived assets and stock-based compensation to be critical accounting policies due to the estimation processes and judgments involved in each. The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company records revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue from support and maintenance contracts is recognized ratably over the period of the related agreements, provided a purchase order has been received or a contract has been executed, the sales price is fixed or determinable and collectibility is deemed probable. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE). The Company uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. Revenue from installation and other services is recognized as the work is performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. In the event the Company is unable to meet one or all of the above criteria on a timely basis, revenue recognized for any reporting period could be adversely affected.

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

Stock-Based Compensation Expense

The Company accounts for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

Results of Operations

Revenue

Total revenue decreased $17.9 million to $2.6 million in the first quarter of 2008 from $20.5 million in the first quarter of 2007. The decrease in the total revenue is because the Company shipped its last router products in December 2007. Accordingly, the revenue in the 2008 period did not contain any product revenue. The product revenue in the first quarter of 2007 was $18.4 million.

The service revenue increased $0.5 million to $2.6 million in the first quarter of 2008 from $2.1 million in the first quarter of 2007. The increase in service revenue in the first quarter of 2008 was primarily due to a larger installed base of products.

During the three months ended March 31, 2008 and 2007, the Company recognized nearly all of its gross revenue from one customer, namely AT&T. We expect revenue in the near term to be limited to core router service revenue, which will continue to be highly concentrated from this one customer.

Cost of Revenue

Total cost of revenue decreased $4.8 million to $0.9 million in the first quarter of 2008 from $5.7 million in the first quarter of 2007. The decrease in the total cost of revenue is because the Company shipped its last router products in December 2007. Accordingly, the total cost of revenue in the 2008 period did not contain any product cost of revenue. The product cost of revenue in the first quarter of 2007 was $5.3 million.

Service cost of revenue was 36% and 22% of service revenue in the first quarter of 2008 and 2007, respectively. The higher percentage in the 2008 period was primarily due to higher labor and labor related costs and depreciation expenses necessary for our ongoing support of our router products. The prior period related costs were lower due to favorable economies of scale achieved as a result of both product development and sales in that period.

Research and Development

Research and development expenses decreased $3.7 million to $3.6 million for the first quarter of 2008 from $7.3 million for the first quarter of 2007. The decrease in the first quarter of 2008 from the first quarter of 2007 was primarily due to lower labor and labor related expenses primarily associated with the transitioning away from core router development, partially offset by an increase in labor and labor related expenses associated with Soapstone.

Sales and Marketing

Sales and marketing expenses increased $0.6 million to $1.3 million for the first quarter of 2008 from $0.7 million for the first quarter of 2007. The increase in the 2008 period was due to an increase in labor and labor related expenses associated with Soapstone.

General and Administrative

General and administrative expenses increased $0.1 million to $1.5 million for the first quarter of 2008 from $1.4 million for the first quarter of 2007. The increase in the 2008 period was primarily due to higher corporate costs.

Interest Income, Net

Interest income remained substantially unchanged at $0.9 million for the first quarter of 2008 and from the first quarter of 2007. Interest income remained unchanged because the interest from a higher invested cash balance was partially offset by lower interest rates in the 2008 period.

Provision for Income Taxes

There was no provision for income taxes in the 2008 period due our net loss position. In the 2007 period the provision of income taxes were $0.1 million representing the federal and state alternative minimum taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, from the exercise of stock options by employees. From inception through March 31, 2008, we raised approximately $427.5 million from these equity offerings. During the first three months of 2008, we generated $1.9 million in cash from operating activities, compared to $1.0 million in the 2007 period. The increase in cash from operations in the 2008 period is primarily due to a favorable change in working capital requirements partially offset by a net loss before non-cash expenses. We expect that in the future, working capital requirements will fluctuate based on the timing and magnitude of payments associated with our operating costs and future customer payment terms. In addition, we expect to invest in infrastructure costs needed to support our Soapstone business, including costs associated with information technology, development tools and partner certification labs.

Purchases of equipment decreased $0.4 million to $0.6 million for the first three months of 2008 from $1.0 million in the 2007 period. The timing and amount of future capital expenditures will depend primarily on our requirements in the Soapstone business including related infrastructure costs. We expect that capital expenditures will be approximately $4.0 million to $5.0 million during the remainder of 2008.

At March 31, 2008, we had cash and cash equivalents of $96.4 million and short-term marketable securities of $8.1 million totaling $104.5 million. On June 22, 2007, the Company distributed a special cash dividend of $2.00 per outstanding share of common stock, or $28.3 million to shareholders of record as of June 11, 2007. We believe that our existing cash, cash equivalents and marketable securities will meet our normal operating and capital expenditure needs beyond the next twelve months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all as our Soapstone products are at an early stage of development and have not yet been fully tested. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our Soapstone products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Contractual Obligations

At March 31, 2008, our contractual obligations, which consist entirely of operating leases, were as follows (in thousands):

Fiscal Year	Operating Leases
2008 (remainder of year)	$370
2009	157
Thereafter	—

Total future contractual commitments	$527

Payments made under operating leases will be treated as rent expense for the facilities.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Factors That May Affect Future Results

This Form 10-Q contains “forward-looking statements” that are subject to the safe harbors created under the Private Securities Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements in this Form 10-Q that are not statements of historical fact are forward-looking statements that are subject to a number of important risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in our forward-looking statements. The Soapstone Networks business and market opportunity are at an early stage of development and accordingly estimates, projections and statements regarding our business, products, plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements. Specifically, this Annual Report contains forward-looking statements relating to: technology trends and the development, size, characteristics, and growth of our markets; the Company’s position in our markets; the development, introduction and market acceptance of new products, enhancements and services; the development of a direct sales force, indirect sales channels and technology partnerships; the expansion of customer relationships; the addition of Soapstone customers; the expected operating results from our Soapstone business; our ability to manage the transition of our core router business and the expected service revenues from, and dependence on, our major core router customer; and our expectations regarding competition and technological change. For a more detailed description of the risk factors associated with the Company, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 13, 2008. We do not undertake to update our forward-looking statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this pronouncement in the first quarter of 2008 and it did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company adopted this pronouncement in the first quarter of 2008 and it did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in FASB Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS 141R. That replaces FASB Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R will now require acquisition costs to be expensed as incurred; restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement beginning in fiscal year 2009. The adoption of the provisions of SFAS 141R is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and federal agency obligations with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at March 31, 2008, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”) pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

In addition to claims in the normal course of business, twelve purported securities class action lawsuits were filed against the Company and one or more of the Company’s underwriters in its initial public offering, and certain officers and directors of the Company. The lawsuits alleged violations of the federal securities laws and were docketed in the U.S. District Court for the Southern District of New York (the “Court”) as: Felzen, et al. v. Avici Systems, Inc., et al., C.A. No. 01-CV-3363; Lefkowitz, et al. v. Avici Systems, Inc., et al., C.A. No. 01-CV-3541; Lewis, et al. v. Avici Systems, Inc., et al., C.A. No. 01-CV-3698; Mandel, et. al v. Avici Systems, Inc., et al., C.A. No. 01-CV-3713; Minai, et al. v. Avici Systems, Inc., et al., C.A. No. 01-CV-3870; Steinberg, et al. v. Avici Systems Inc., et al., C.A. No. 01-CV-3983; Pelissier, et al. v. Avici Systems, Inc., et al., C.A. No. 01-CV-4204; Esther, et al. v. Avici Systems, Inc., et al., C.A. No. 01-CV-4352; Zhous, et al. v. Avici Systems, Inc. et al., C.A. No. 01-CV-4494; Mammen, et al. v. Avici Systems, Inc., et. al., C.A. No. 01-CV-5722; Lin, et al. v. Avici Systems, Inc., et al., C.A. No. 01-CV-5674; and Shives, et al. v. Banc of America Securities, et al., C.A. No. 01-CV-4956. On April 19, 2002, a consolidated amended class action complaint (the “Complaint”), which superseded these twelve purported securities class action lawsuits, was filed in the Court. The Complaint is captioned “In re Avici Systems, Inc. Initial Public Offering Securities Litigation” (21 MC 92, 01 Civ. 3363 (SAS)) and names as defendants the Company, certain of the underwriters of the Company’s initial public offering, and certain of the Company’s officers and directors. The Complaint, which seeks unspecified damages, alleges violations of the federal securities laws, including among other things, that the underwriters of the Company’s initial public offering (“IPO”) improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of stock in the aftermarket as conditions of receiving shares in the Company’s IPO. The Complaint further claims that these supposed practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. In addition to the Complaint against the Company, various other plaintiffs have filed other substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of case management. The Company and its officers and directors believe that the claims against the Company lack merit, and have defended the litigation vigorously. In that regard, on July 15, 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants.

On October 9, 2002, the Court dismissed without prejudice all claims against the individual current and former officers and directors who were named as defendants in our litigation, and they are no longer parties to the lawsuit. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the issuer defendants and separate motions to dismiss filed by the underwriter defendants. In that ruling, the Court granted in part and denied in part those motions. As to the claims brought against the Company under the antifraud provisions of the securities laws, the Court dismissed all of these claims with prejudice, and refused to allow the plaintiffs an opportunity to re-plead these claims against the Company. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss these claims as to the Company and as to substantially all of the other issuer defendants as well. The Court also denied the underwriter defendants’ motion to dismiss in all respects.

In June 2003, the Company elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If the proposed settlement had been approved by the Court, it would have resulted in the dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed settlement was conditioned on, among other things, a ruling by the District Court that the claims against the Company and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement.

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

In light of the Court of Appeals’ December 5, 2006 decision regarding certification of the plaintiffs’ claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including the Company. Because any possible future settlement with the plaintiffs, if such a settlement were ever to be agreed to, would involve the certification of a class action for settlement purposes, the impact of the Court of Appeals’ class certification-related rulings on the possible future settlement of the claims against the Company cannot now be predicted.

On October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The motions to certify classes in the six focus cases are not yet fully briefed and remain pending. In addition, on August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On November 13, 2007, the issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases.

With the termination of the proposed settlement, we intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that the Company’s directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. While we can make no promises or guarantees as to the outcome of these proceedings, the Company does not believe that a loss is probable or reasonably estimable as of the balance sheet date.

In addition, the Company received letters dated July 13, 2007 and July 25, 2007 from a putative shareholder, demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 by the underwriters of its IPO and certain unidentified directors, officers and shareholders of the Company. The Company evaluated the demand and declined to prosecute the claim. On October 3, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against the lead underwriters of the Company’s IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s IPO on July 28, 2000, through at least July 27, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of the Company are named as defendants in this action. On October 29, 2007, the case was reassigned to Judge James L. Robart. On February 27, 2008, the putative shareholder filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint. The Company has waived service and is in the process of considering what, if any, action to take in response to this litigation. The Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

ITEM 1A:	RISK FACTORS

There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 5.	OTHER INFORMATION

On April 30, 2008, the Company entered into Amendment 7 to General Agreement #20001130.2.C (the “Amendment”) with AT&T Corp. (“AT&T”) pursuant to which the parties agreed to further amend the General Agreement between the Company and AT&T, dated December 21, 2000. Pursuant to the terms of the Amendment, the Company will continue to provide hardware and software support services to AT&T in support of the of the Company’s legacy core router products installed in the AT&T network through December 31, 2008. The Company may, if requested by AT&T, provide support beyond 2008. The Amendment is attached hereto as Exhibit 10.1.

ITEM 6.	EXHIBITS

(a)	List of Exhibits

Exhibit No.	Exhibit Description

10.1*	Amendment No. 7, dated April 30, 2008, to General Agreement between Registrant and AT&T Corp.

10.2	Severance Pay Agreement, dated February 28, 2006, between Registrant and Larry R. Dennison

10.3.	Retention Bonus Agreement, dated February 28, 2006, between Registrant and Larry R. Dennison

10.4.	Severance Pay Agreement, dated February 28, 2006, between Registrant and Esmeralda Swartz

10.5	Retention Bonus Agreement, dated February 28, 2006, between Registrant and Esmeralda Swartz

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Schedules, certain exhibits and similar attachments to Amendment No. 7 to the General Agreement are not filed, but Soapstone Networks Inc. undertakes to furnish a copy of any schedule, exhibit or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOAPSTONE NETWORKS INC.

Date May 6, 2008	By:	/s/William J. Stuart
William J. Stuart
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1*	Amendment No. 7, dated April 30, 2008, to General Agreement between Registrant and AT&T Corp.

10.2	Severance Pay Agreement, dated February 28, 2006, between Registrant and Larry R. Dennison

10.3.	Retention Bonus Agreement, dated February 28, 2006, between Registrant and Larry R. Dennison

10.4.	Severance Pay Agreement, dated February 28, 2006, between Registrant and Esmeralda Swartz

10.5	Retention Bonus Agreement, dated February 28, 2006, between Registrant and Esmeralda Swartz

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Schedules, certain exhibits and similar attachments to Amendment No. 7 to the General Agreement are not filed, but Soapstone Networks Inc. undertakes to furnish a copy of any schedule, exhibit or similar attachment to the Securities and Exchange Commission upon request.