Form 10-Q
period 2008-06-30
SOAPSTONE NETWORKS INC.
filed 2008-08-01
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Yes  ☐    No  ☒

At July 29, 2008, 14,840,713 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

SOAPSTONE NETWORKS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOAPSTONE NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$100,825	$88,903
Marketable securities	4,620	11,085
Trade accounts receivable, net	300	11,769
Prepaid expenses and other current assets	767	790

Total current assets	106,512	112,547
Property and equipment, net	3,162	3,306
Long-term marketable securities	—	3,000
Other assets	102	—

Total assets	$109,776	$118,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,431	$4,167
Accrued payroll and payroll-related costs	1,868	4,019
Other accrued expenses	574	816
Deferred revenue	4,541	2,343

Total current liabilities	8,414	11,345
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized – 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.0001 par value: Authorized – 250,000,000 shares Issued– 15,414,110 shares at June 30, 2008 and 15,347,185 shares at December 31, 2007	2	2
Additional paid-in capital	489,366	487,529
Common stock warrants	6,321	6,321
Treasury stock, at cost – 573,397 shares	(2,870)	(2,870)
Accumulated deficit	(391,457)	(383,474)

Total stockholders’ equity	101,362	107,508

Total liabilities and stockholders’ equity	$109,776	$118,853

See accompanying notes.

SOAPSTONE NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Product (1)	$1,201	$26,900	$1,201	$45,324
Service	2,721	2,738	5,350	4,826

Total revenue	3,922	29,638	6,551	50,150

Cost of revenue – product	—	7,994	—	13,315
Cost of revenue – service (2)	1,016	365	1,961	822

Total cost of revenue	1,016	8,359	1,961	14,137

Gross margin	2,906	21,279	4,590	36,013

Operating expenses:
Research and development (2)	4,410	7,371	8,052	14,693
Sales and marketing (2)	1,495	631	2,751	1,300
General and administrative (2)	1,902	1,935	3,433	3,333
Restructuring and impairment charges	—	—	—	100

Total operating expenses	7,807	9,937	14,236	19,426

(Loss) income from operations	(4,901)	11,342	(9,646)	16,587
Other income	—	—	87	—
Interest income, net	635	965	1,576	1,851

(Loss) income before income taxes	(4,266)	12,307	(7,983)	18,438
Provision for Income Tax	—	(240)	—	(370)

Net (loss) income	$(4,266)	$12,067	$(7,983)	$18,068

Net (loss) income per common share:
Basic	$(0.29)	$0.86	$(0.54)	$1.30

Diluted	$(0.29)	$0.82	$(0.54)	$1.24

Weighted average common shares:
Basic	14,825,768	13,992,205	14,808,928	13,887,214

Diluted	14,825,768	14,765,241	14,808,928	14,522,034

Dividends declared and paid per share		$2.00		$2.00

(1) Revenue deferral from prior years’ product shipments recorded as product revenue due to the termination of certain customer terms and conditions in the 2008 periods.

(2) Includes non-cash, stock-based compensation associated with stock option grants, as follows:

Cost of revenue – service	$43	$—	$66	$—
Research and development	383	486	588	725
Sales and marketing	235	(34)	349	50
General and administrative	360	411	521	688

See accompanying notes.

SOAPSTONE NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$(7,983)	$18,068
Adjustments to reconcile net (loss) income to net cash provided by operating activities –
Depreciation and amortization	1,576	2,529
Stock-based compensation	1,524	1,463
Gain on sale of fixed assets	(87)	—

Changes in current assets and liabilities:
Trade accounts receivable	11,469	(4,676)
Inventories	—	3,747
Prepaid expenses and other current assets	23	314
Other non-current	(102)	—
Accounts payable	(2,736)	328
Accrued payroll and payroll related	(2,151)	941
Accrued restructuring expenses	—	(2,413)
Accrued other	(246)	(24)
Deferred revenue	2,198	(496)

Net cash provided by operating activities	3,485	19,781

Cash Flows from Investing Activities:
Maturity of marketable securities	9,465	21,975
Purchases of marketable securities	—	(22,172)
Proceeds from restricted cash	—	1,000
Purchases of property and equipment	(1,432)	(1,430)
Proceeds from sale of fixed assets	87	—

Net cash provided by investing activities	8,120	(627)

Cash Flows from Financing Activities:
Payment of dividends to stockholders	—	(28,339)
Proceeds from employee stock plans	317	1,769
Repurchase of common stock	—	(295)

Cash provided by financing activities	317	(26,865)

Net increase in Cash and Cash Equivalents	11,922	(7,711)
Cash and Cash Equivalents, Beginning of Period	88,903	39,679

Cash and Cash Equivalents, End of Period	$100,825	$31,968

See accompanying notes.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except share and per share data)

NOTE 1. BASIS OF PRESENTATION

The unaudited financial information included herein has been prepared by Soapstone Networks Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Soapstone Networks Inc. and subsidiaries (“Soapstone” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2008 and December 31, 2007 and the operating results and cash flows for the periods ended June 30, 2008 and 2007. These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2007, which appear in the Company’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2008.

On March 19, 2008 the Company changed its name from Avici Systems Inc. to Soapstone Networks Inc. and changed its NASDAQ ticker symbol from “AVCI” to “SOAP”.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

The Company records revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue from support and maintenance contracts is recognized ratably over the period of the related agreements, provided a purchase order has been received or a contract has been executed, the sales price is fixed or determinable and collectibility is deemed probable. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE) when and if achieved by the Company. The Company uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. Revenue from installation and other services is recognized as the work is performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

The Company’s remaining deferred revenue primarily represents the deferred and unearned portion of customer maintenance and support revenue, which will be amortized into service revenue over the term of the related contractual service periods, expected to be through the end of 2008.

In April 2008, the Company amended its agreement with AT&T to better reflect the Company’s existing business relationship which is to provide support for previously shipped products. The amendment also includes a noncancellable commitment on the part of both parties for support throughout 2008 and the service fee arrangement for 2008, substantially all of which has been collected as of June 30, 2008. As a result of the amendment certain other obligations were cancelled which resulted in the Company recording from prior years’ deferred revenue approximately $1.2 million as product revenue in the second quarter of 2008. After 2008 the Company does not expect to record any revenue resulting from the support of its router products and accordingly is expected to have completely exited all revenue generating activities associated with its router products.

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

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Beginning balance	$212	$165	$299	$284
Warranties issued during the period	—	151	—	240
Settlements made during the period	(89)	(96)	(176)	(304)

Ending balance	$123	$220	$123	$220

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

Cash, cash equivalents and marketable securities consist of the following:

	June 30 2008	December 31 2007
Cash and cash equivalents	$100,825	$88,903
Marketable securities	4,620	11,085

Subtotal	105,445	99,988
Long-term marketable securities	—	3,000

Total	$105,445	$102,988

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

(e) Net Income per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options, common stock warrants and restricted common stock. Basic and diluted net loss per share is the same for the periods with net loss and all outstanding employee stock options, common stock warrants and unvested restricted stock have been excluded, as they are considered anti-dilutive.

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

(g) Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. In 2007, the Company announced its transition away from core router development and product sales to focus on its new Soapstone products. The Company completed the final shipments of its core router products in the fourth quarter of 2007 and is expected to continue to service its products. During this transition the chief operating decision maker, or decision making group commenced assessing performance and allocation of resources between its legacy core router product and service and its Soapstone product development. Accordingly, commencing from 2007 the Company operates in two operating segments – core router and the Soapstone business. Since the Soapstone business is in development, the Company has not generated revenue, and instead is currently focusing on software development and sales and marketing related to such development. Accordingly, the reported revenue and accounts receivable are attributed solely to the core router segment. The Company considers all assets to be jointly used, and accordingly does not separately identify or allocate such assets to its operating segments. Pre-tax income from operations derived from the core router segment in the three months ended June 30, 2008 and 2007 were $2.9 million and $15.4 million, respectively and in the six months ended June 30, 2008 and 2007 were $4.6 million and $23.4 million, respectively. Pre-tax net loss from operations derived from the Soapstone business in the three months ended June 30, 2008 and 2007 were $5.9 million and $2.2 million, respectively and in the six months ended June 30, 2008 and 2007 were $10.8 million and $3.6 million, respectively. The Company does not allocate to the operating segments its general and administrative expenses, which were $1.9 million both in the three months ended June 30, 2008 and 2007 and $3.4 million and $3.3 million for the six months ended June 30, 2008 and 2007, respectively.

During the three and six months ended June 30, 2008 and 2007, the Company recognized nearly all of its revenue from one customer, namely AT&T.

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Expected volatilities are based on a blend of historical and implied volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

In the first six months ended June 30, 2008, the Company granted options to purchase 1,023,750 shares of common stock. The weighted average fair value of these grants was $3.41 per share estimated using the Black-Scholes valuation model with the following key assumptions: Risk-free interest rate: 2.91%, Volatility: 62.44%, Expected life: 4.27 year and Expected Dividend: 0%.

(i) Recent Accounting Pronouncements

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

NOTE 4. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy and is effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008. Adoption did not have a material impact on the Company’s financial position or results of operations. The Company has not yet determined the impact on its financial statements of the January 1, 2009 adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities.

SFAS No. 157 establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories.

Level 1—Quoted unadjusted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.

Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

All of the fair values of the Company’s investment instruments were based on level 1 inputs as described above, to determine their fair values as of June 30, 2008.

NOTE 5. LITIGATION

The Company received letters dated July 13, 2007 and July 25, 2007 from a putative shareholder, demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 by the underwriters of its initial public offering (“IPO”) and certain unidentified directors, officers and shareholders of the Company. The Company evaluated the demand and declined to prosecute the claim. On October 3, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against the lead underwriters of the Company’s IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s IPO on July 28, 2000, through at least July 27, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of the Company are named as defendants in this action. On October 29, 2007, the case was reassigned to Judge James L. Robart. On February 27, 2008, the putative shareholder filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint. The Company has joined in a response to this Amended Complaint that was submitted on July 25, 2008 on behalf of a group of issuers named as nominal defendants in this litigation. The Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

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

During 2007, the Company transitioned from a provider of core router products to a developer of emerging, software-based service and control solutions for service providers’ next-generation networks. The company is now primarily focused on developing and marketing its Soapstone Provider Network Controller (PNC™) framework. Prior to its business transition, the Company developed and sold core router products to networking service providers, which together with related services accounted for substantially all of its product and service revenue since inception. The Company shipped its last router products in December 2007 and has exited the manufacturing and sale of router products and does not expect to generate future product revenue from router product sales. In addition, after 2008 the Company does not expect to record any service revenue resulting from the support of its router products and accordingly is expected to have completely exited all revenue generating activities associated with its router products.

The Company is developing resource and service control software that is designed to automate the service lifecycle for carriers and large enterprises. Unlike traditional solutions that constrain service innovation and growth, we plan to enable customers to evolve their network and service offerings independently by bringing centralized control to transport and separating services from the underlying transport technologies. The Soapstone solution is intended to accelerate service deployment and management by providing state of the art provisioning, monitoring and repair, network operations support, network fault to service correlation, Service Level Agreement (SLA) monitoring, performance, optimization, and planning software. Through Soapstone, we plan to provide a comprehensive common control framework for various technologies including Carrier Ethernet, MPLS, Optical, and Integrated Optical Ethernet. The Soapstone products are currently in the research and development stage.

Since our inception, we have incurred significant losses. As of June 30, 2008, we had an accumulated deficit of $391.5 million. Although we recorded net income in 2006 and 2007, we will not sustain this profitability in 2008 as a result of our transition away from core router development and product sales. In particular, we expect that 2008 will be a year of continued transition, as we continue to invest in Soapstone, with the objective of commercial introduction during the year. In addition we will continue to provide maintenance and other services under our existing core router customer contracts during 2008. Given the early stage of our Soapstone products, we continue to expect quarterly losses and negative cash flow in the near term and there can be no assurance that we will generate meaningful revenue or achieve profitability through our Soapstone products once introduced.

Revenue

We expect that a substantial portion of our revenue in 2008 will be service revenue from our current customer AT&T. In April 2008, the Company amended its agreement with AT&T to better reflect the Company’s existing business relationship which is to provide support for previously shipped products. The amendment also includes a non-cancellable commitment on the part of both parties for support throughout 2008 and the fee arrangement for

2008. As a result of our decision to transition away from core router development and product sales, we no longer anticipate recording router product revenue. After 2008 the Company does not expect to record any service revenue resulting from the support of its router products and accordingly is expected to have completely exited all revenue generating activities associated with its router products. Our Soapstone products are expected to be commercially available in 2008.

Cost of Revenue

Cost of Revenue – Service includes costs associated with providing customer support and maintenance services including labor and labor related costs, depreciation and other expenses.

Research and Development

Research and development expenses consist primarily of salaries and related employee costs, contractor costs, depreciation expense on laboratory equipment, software license and maintenance, and certain project costs. In the future we expect research and development expenses to increase from the current quarter levels, as we continue to invest in the development of our Soapstone products.

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

Revenue Recognition

The Company records revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue from support and maintenance contracts is recognized ratably over the period of the related agreements, provided a purchase order has been received or a contract has been executed, the sales price is fixed or determinable and collectibility is deemed probable. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence of fair value (VSOE) when and if achieved by the Company. The Company uses the residual method when VSOE does not exist for one of the delivered elements in an arrangement. Revenue from installation and other services is recognized as the work is performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. In the event the Company is unable to meet one or all of the above criteria on a timely basis, revenue recognized for any reporting period could be adversely affected.

Warranty Liabilities

Our warranties require us to repair or replace defective products returned to us during the warranty period at no cost to the customer. We record an estimate for warranty related costs at the time of sale of a particular product based on our actual historical return rates and repair costs for that product. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.

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

Results of Operations

Revenue

Total revenue decreased $25.7 million to $3.9 million in the second quarter of 2008 from $29.6 million in the second quarter of 2007. Total revenue decreased $43.6 million to $6.6 million in the first six months of 2008 from $50.2 million for the same period in 2007. The decrease in the total revenue in the periods presented is because the Company shipped its last router products in December 2007. Deferred revenue from prior years’ product shipments was recorded as product revenue in the second quarter of 2008 upon the termination of certain customer terms and conditions.

Service revenue remained unchanged at $2.7 million for the second quarter of 2008 and 2007. Service revenue increased $0.5 million to $5.3 million in the first six months of 2008 from $4.8 million for the same period in 2007.

During the six months ended June 30, 2008 and 2007, the Company recognized nearly all of its gross revenue from one customer, namely AT&T. We expect revenue in 2008 to be limited primarily to core router service revenue, which will continue to be highly concentrated from this one customer. In addition, after 2008 the Company does not expect to record any service revenue resulting from the support of its router products and accordingly is expected to have completely exited all revenue generating activities associated with its router products.

Cost of Revenue

Total cost of revenue decreased $7.4 million to $1.0 million in the second quarter of 2008 from $8.4 million in the second quarter of 2007. Total cost of revenue decreased $12.1 million to $2.0 million for the first six months of 2008 from $14.1 for the same period in 2007. The decrease in the total cost of revenue is because the Company shipped its last router products in December 2007. Accordingly, the total cost of revenue in the 2008 periods did not contain any product cost of revenue.

Service cost of revenue was 37% and 13% of service revenue in the second quarter of 2008 and 2007, respectively. Service cost of revenue was 37% and 17% of service revenue in the first six months of 2008 and 2007, respectively. The higher percentage in the 2008 period was primarily due to higher labor and labor related costs and depreciation expenses necessary for our ongoing support of our router products. The prior period related costs were lower due to favorable economies of scale achieved as a result of both product development and sales in that period.

Research and Development

Research and development expenses decreased $3.0 million to $4.4 million for the second quarter of 2008 from $7.4 million for the second quarter of 2007. Research and development expenses decreased $6.6 million to $8.1 million in the first six month of 2008 from $14.7 million for the same period in 2007. The decrease in the 2008 periods compared to the 2007 periods was primarily due to lower labor and labor related expenses and depreciation expenses primarily associated with the transitioning away from core router development, partially offset by an increase in labor and labor related expenses and depreciation expenses associated with the Soapstone product.

Sales and Marketing

Sales and marketing expenses increased $0.9 million to $1.5 million for the second quarter of 2008 from $0.6 million for the second quarter of 2007. Sales and marketing expenses increased $1.5 million to $2.8 million in the first six months of 2008 from $1.3 million for the same period in 2007. The increase in the 2008 periods compared to the 2007 periods was primarily due to an increase in labor and labor related expenses associated with the Soapstone product as we continue to increase our investment in our sales and marketing efforts.

General and Administrative

General and administrative expenses remained unchanged at $1.9 million for the second quarter of 2008 compared to the second quarter of 2007. General and administrative increased $0.1 million to $3.4 million in the first six months of 2008 from $3.3 million for the same period in 2007.

Interest Income, Net

Interest income decreased $0.4 million to $0.6 million for the second quarter of 2008 from $1.0 million for the second quarter of 2007. Interest income decreased $0.3 million to $1.6 million in the first six months of 2008 from $1.9 million for the same period in 2007. Interest income decreased due to a lower interest rate in 2008 partially offset by a higher invested balance in the 2008 periods.

Provision for Income Taxes

There was no provision for income taxes in the 2008 periods due our net loss position. In the three and six months ended June 30, 2007 the provision of income taxes were $0.2 million and $0.4 million, respectively, representing the federal and state alternative minimum taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, from the exercise of stock options by employees. From inception through June 30, 2008, we raised approximately $427.7 million from these equity offerings. During the first six months of 2008, we generated $3.5 million in cash from operating activities, compared to $19.8 million in the 2007 period. The decrease in cash from operations in the 2008 period as compared to the comparable 2007 period is primarily associated with transitioning away from core router development and sales after 2007. We expect that in the future, working capital requirements will fluctuate based on the timing and magnitude of payments associated with our operating costs and future customer payment terms. In addition, we expect to invest in infrastructure costs needed to support our Soapstone business, including costs associated with information technology, development tools and partner certification labs.

Purchases of equipment remained substantially unchanged at $1.4 million for the first six months of 2008 compared to the same period in 2007. The timing and amount of future capital expenditures will depend primarily on our requirements in the Soapstone business including related infrastructure costs. We expect that capital expenditures will be approximately $3.5 million to $4.5 million during the second half of 2008.

At June 30, 2008, we had cash and cash equivalents of $100.8 million and short-term marketable securities of $4.6 million totaling $105.4 million. In the second quarter of 2007, the Company distributed a special cash dividend of $2.00 per outstanding share of common stock, or $28.3 million to shareholders of record. We believe that our existing cash, cash equivalents and marketable securities will meet our normal operating and capital expenditure needs beyond the next twelve months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all as our Soapstone products are at an early stage of development and have not yet been fully tested. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our Soapstone products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Contractual Obligations

At June 30, 2008, our contractual obligations, which consist entirely of operating leases, were as follows (in thousands):

Fiscal Year	Operating Leases
2008 (remainder of year)	$409
2009	751
2010	642
2011	671
2012	699
Thereafter	1,222

Total future contractual commitments	$4,394

Payments made under operating leases will be treated as rent expense for the facilities.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Factors That May Affect Future Results

This Form 10-Q contains “forward-looking statements” that are subject to the safe harbors created under the Private Securities Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements in this Form 10-Q that are not statements of historical fact are forward-looking statements that are subject to a number of important risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in our forward-looking statements. The Soapstone Networks business and market opportunity are at an early stage of development and accordingly estimates, projections and statements regarding our business, products, plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements. Specifically, this Quarterly Report contains forward-looking statements relating to: technology trends and the development, size, characteristics, and growth of our markets; the Company’s position in our markets; the development, introduction and market acceptance of new products, enhancements and services; the development of a direct sales force, indirect sales channels and technology partnerships; the expansion of customer relationships; the addition of Soapstone customers; the expected operating results from our Soapstone business; our ability to manage the transition of our core router business and the expected service revenues from, and dependence on, our major core router customer; and our expectations regarding competition and technological change. For a more detailed description of the risk factors associated with the Company, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 13, 2008. We do not undertake to update our forward-looking statements.

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

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and federal agency obligations with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at June 30, 2008, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

The Company received letters dated July 13, 2007 and July 25, 2007 from a putative shareholder, demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 by the underwriters of its initial public offering (“IPO”) and certain unidentified directors, officers and shareholders of the Company. The Company evaluated the demand and declined to prosecute the claim. On October 3, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against the lead underwriters of the Company’s IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s IPO on July 28, 2000, through at least July 27, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of the Company are named as defendants in this action. On October 29, 2007, the case was reassigned to Judge James L. Robart. On February 27, 2008, the putative shareholder filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint. The Company has joined in a response to this Amended Complaint that was submitted on July 25, 2008 on behalf of a group of issuers named as nominal defendants in this litigation. The Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

ITEM 1A:	RISK FACTORS

There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held on June 5, 2008, the Company’s stockholders took the following actions:

1.	The stockholders elected the following nominee, to serve for a three-year term as a Class II Director and until their successors are elected and appointed:

Nominee	For	Withheld
Richard Liebhaber	11,194,200	1,505,482

The other directors of the Company whose terms continued after the 2008 Annual Meeting are William Ingram, Robert P. Schechter and William J. Leighton III.

2.	The stockholders approved the 2008 Global Stock Plan as follows:

For	Against	Abstain
6,457,028	2,243,378	18,844

3.	The stockholders ratified the appointment of Ernst & Young LLP, independent registered public accounting firm, as the Company’s independent auditors for the fiscal year ending December 31, 2008 by the following vote:

For	Against	Abstain
12,589,775	59,625	50,282

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit Description
10.1	Lease dated May 15, 2008, between Registrant and RREEF AMERICA REIT III-Z1 LLC

10.2	Form of Incentive Stock Option Agreement

10.3	Form of Non-Qualified Stock Option Agreement

10.4	Form of Non-Employee Director Automatic Grant Non-Qualified Stock Option Agreement

10.5	Form of Stock Restriction Agreement

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOAPSTONE NETWORKS INC.

Date August 1, 2008	By:	/s/ William J. Stuart
William J. Stuart
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Lease dated May 15, 2008, between Registrant and RREEF AMERICA REIT III-Z1 LLC

10.2	Form of Incentive Stock Option Agreement

10.3	Form of Non-Qualified Stock Option Agreement

10.4	Form of Non-Employee Director Automatic Grant Non-Qualified Stock Option Agreement

10.5	Form of Stock Restriction Agreement

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002