Form 10-Q
period 2008-09-30
SOAPSTONE NETWORKS INC.
filed 2008-11-05
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 000-30865

SOAPSTONE NETWORKS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0493372
(State or Other Jurisdiction of Organization)	(I.R.S. Employer Identification No.)

1 Federal Street

Billerica, Massachusetts 01821

(Address of Principal Executive Offices) (Zip Code)

Avici Systems Inc.

(Former Name of Registrant )

Registrant’s Telephone Number, Including Area Code (978) 715-2300

296 Concord Road

Billerica, Massachusetts 01821

(Former Address of Principal Executive Office)

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

At October 31, 2008, 14,843,813 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

SOAPSTONE NETWORKS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOAPSTONE NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$91,049	$88,903
Marketable securities	7,057	11,085
Trade accounts receivable, net	—	11,769
Prepaid expenses and other current assets	938	790

Total current assets	99,044	112,547

Property and equipment, net	3,963	3,306
Long-term marketable securities	—	3,000
Prepaid rents and other non-current assets	349	—

Total assets	$103,356	$118,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,606	$4,167
Accrued payroll and payroll-related costs	1,517	4,019
Other accrued expenses	527	816
Deferred revenue	2,221	2,343

Total current liabilities	6,871	11,345

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized – 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.0001 par value: Authorized – 250,000,000 shares Issued – 15,417,210 shares at September 30, 2008 and 15,347,185 shares at December 31, 2007	2	2
Additional paid-in capital	490,319	487,529
Common stock warrants	6,321	6,321
Treasury stock, at cost – 573,397 shares	(2,870)	(2,870)
Accumulated deficit	(397,287)	(383,474)

Total stockholders’ equity	96,485	107,508

Total liabilities and stockholders’ equity	$103,356	$118,853

See accompanying notes.

SOAPSTONE NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Product (1)	$—	$26,927	$1,201	$72,251
Service	2,320	2,349	7,670	7,175

Total revenue	2,320	29,276	8,871	79,426

Cost of revenue – product	—	6,118	—	19,433
Cost of revenue – service (2)	738	348	2,699	1,170

Total cost of revenue	738	6,466	2,699	20,603

Gross margin	1,582	22,810	6,172	58,823

Operating expenses:
Research and development (2)	4,570	6,029	12,622	20,722
Sales and marketing (2)	1,839	752	4,590	2,052
General and administrative (2)	1,736	1,681	5,169	5,014
Restructuring and impairment charges	—	—	—	100

Total operating expenses	8,145	8,462	22,381	27,888

(Loss) income from operations	(6,563)	14,348	(16,209)	30,935
Other income	50	81	137	81
Interest income, net	624	875	2,200	2,726

(Loss) income before income taxes	(5,889)	15,304	(13,872)	33,742
Benefit from (provision for) income tax	59	(300)	59	(670)

Net (loss) income	$(5,830)	$15,004	$(13,813)	$33,072

Net (loss) income per common share:
Basic	$(0.39)	$1.03	$(0.93)	$2.35

Diluted	$(0.39)	$0.97	$(0.93)	$2.23

Weighted average common shares:
Basic	14,841,589	14,500,720	14,819,815	14,091,716

Diluted	14,841,589	15,490,075	14,819,815	14,844,714

Dividends declared and paid per share	$—	$—	$—	$2.00

(1) Revenue deferral from prior years’ product shipments recorded as product revenue in the three months ended June 30, 2008 upon the termination of certain customer terms and conditions.
(2) Includes non-cash, stock-based compensation associated with stock option grants, as follows:

Cost of revenue – service	$44	$—	$110	$—
Research and development	381	381	969	1,106
Sales and marketing	151	79	500	129
General and administrative	246	256	767	944

See accompanying notes.

SOAPSTONE NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$(13,813)	$33,072
Adjustments to reconcile net (loss) income to net cash provided by operating activities –
Depreciation and amortization	2,285	3,694
Stock-based compensation	2,346	2,179
Gain on sale of fixed assets	(87)	—
Tax benefit from employee stock plans	(123)	—

Changes in current assets and liabilities:
Trade accounts receivable	11,769	(8,976)
Inventories	—	4,761
Prepaid expenses and other current assets	(100)	(55)
Prepaid rents and other non-current	(397)	—
Accounts payable	(1,438)	(86)
Accrued payroll and payroll related	(2,502)	401
Accrued restructuring expenses	—	(2,413)
Accrued other	(292)	(368)
Deferred revenue	(122)	(1,306)

Net cash (used in) provided by operating activities	(2,474)	30,903

Cash Flows from Investing Activities:
Maturity of marketable securities	13,113	35,195
Purchases of marketable securities	(6,085)	(35,472)
Proceeds from restricted cash	—	1,243
Purchases of property and equipment	(2,942)	(1,966)
Proceeds from sale of fixed assets	87	—

Net cash provided by (used in) investing activities	4,173	(1,000)

Cash Flows from Financing Activities:
Payment of dividends to stockholders	—	(28,339)
Proceeds from employee stock plans	324	4,861
Repurchase of common stock	—	(313)
Tax benefit from employee stock plans	123	—

Cash provided by (used in) financing activities	447	(23,791)

Net increase in Cash and Cash Equivalents	2,146	6,112

Cash and Cash Equivalents, Beginning of Period	88,903	39,679

Cash and Cash Equivalents, End of Period	$91,049	$45,791

See accompanying notes.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except share and per share data)

NOTE 1. BASIS OF PRESENTATION

The unaudited financial information included herein has been prepared by Soapstone Networks Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Soapstone Networks Inc. and subsidiaries (“Soapstone” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2008 and December 31, 2007 and the operating results and cash flows for the periods ended September 30, 2008 and 2007. These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2007, which appear in the Company’s Annual Report on Form 10-K. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2008.

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

The Company’s remaining deferred revenue represents the deferred and unearned portion of customer maintenance and support revenue, which will be amortized into service revenue over the remaining term of the related contractual service periods, through the end of 2008.

In April 2008, the Company amended its agreement with AT&T to better reflect the Company’s existing business relationship which is to provide support for previously shipped products. The amendment also includes a noncancellable commitment on the part of both parties for support throughout 2008 and the service fee arrangement for 2008, all of which has been collected as of September 30, 2008. As a result of the amendment, certain other obligations were cancelled which resulted in the Company recording from prior years’ deferred revenue approximately $1.2 million as product revenue in the second quarter of 2008. After 2008 the Company does not expect to record any revenue resulting from the support of its router products and accordingly is expected to have completely exited all revenue generating activities associated with its router products.

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

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Beginning balance	$123	$220	$299	$284
Warranties issued during the period	—	117	—	357
Settlements made during the period	(79)	(131)	(255)	(435)

Ending balance	$44	$206	$44	$206

(c) Cash and Cash Equivalents and Marketable Securities

The Company has classified its marketable securities as held-to-maturity and recorded them at amortized cost, which approximates market value. Funds from marketable securities designated as held-to-maturity are not available for immediate use. The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include money market funds and certificates of deposit.

Cash, cash equivalents and marketable securities consist of the following:

	September 30 2008	December 31 2007
Cash and cash equivalents	$91,049	$88,903
Marketable securities	7,057	11,085

Subtotal	98,106	99,988
Long-term marketable securities	—	3,000

Total	$98,106	$102,988

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

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per common share. Diluted shares outstanding in the 2007 periods include the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method.

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

(g) Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. In 2007, the Company announced its transition away from core router development and product sales to focus on its new Soapstone products. The Company completed the final shipments of its core router products in the fourth quarter of 2007 and is expected to continue to service its products through 2008. During this transition the chief operating decision maker, or decision making group commenced assessing performance and allocation of resources between its legacy core router product and service and its Soapstone product development. Accordingly, commencing from 2007 the Company operates in two operating segments – core router and the Soapstone business. Since the Soapstone business is in development, the Company has not generated revenue, and instead is currently focusing on software development and sales and marketing related to such development. Accordingly, the reported revenue and accounts receivable are attributed solely to the core router segment. The Company considers all assets to be jointly used, and accordingly does not separately identify or allocate such assets to its operating segments. Pre-tax income from operations derived from the core router segment in the three months ended September 30, 2008 and 2007 were $1.6 million and $18.5 million, respectively and in the nine months ended September 30, 2008 and 2007 were $6.2 million and $41.9 million, respectively. Pre-tax net loss from operations derived from the Soapstone business in the three months ended September 30, 2008 and 2007 were $6.4 million and $2.5 million, respectively and in the nine months ended September 30, 2008 and 2007 were $17.2 million and $6.1 million, respectively. The Company does not allocate to the operating segments its general and administrative expenses, which were $1.7 million both in the three months ended September 30, 2008 and 2007 and $5.2 million and $5.0 million for the nine months ended September 30, 2008 and 2007, respectively.

During the three and nine months ended September 30, 2008 and 2007, the Company recognized nearly all of its revenue from one customer, namely AT&T.

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

In the nine months ended September 30, 2008, the Company granted options to purchase 1,187,250 shares of common stock at a weighted average exercise price of $6.32. The weighted average fair value of these grants was $3.23 per share estimated using the Black-Scholes valuation model with the following key assumptions: Risk-free interest rate: 2.91%, Volatility: 62.73%, Expected life: 4.20 year and Expected Dividend: 0%.

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

All of the fair values of the Company’s investment instruments presented in Note 2(c) were based on level 1 inputs as described above, to determine their fair values as of September 30, 2008.

NOTE 5. LITIGATION

There are no material changes to the legal proceedings described in the “Legal Proceedings section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by the disclosures in the “Legal Proceedings” sections of our Quarterly Reports on Forms 10-Q for the fiscal quarters ended March 31, 2008 and June 30, 2008.

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

The Company is developing resource and service control software that is designed to automate the service lifecycle for carriers and large enterprises. Unlike traditional solutions that constrain service innovation and growth, we plan to enable customers to evolve their network and service offerings independently by bringing centralized control to transport and separating services from the underlying transport technologies. The Soapstone solution is intended to accelerate service deployment and management by providing state of the art provisioning, monitoring and repair, network operations support, network fault to service correlation, Service Level Agreement (SLA) monitoring, performance, optimization, and planning software. We plan to provide a comprehensive common control framework for various technologies including Carrier Ethernet, MPLS, Optical, and Integrated Optical Ethernet. The Company is predominantly engaged in research and development activities as it continues to commercialize its Soapstone products.

Since our inception, we have incurred significant losses. As of September 30, 2008, we had an accumulated deficit of $397.3 million. Although we recorded net income in 2006 and 2007, we will not sustain this profitability in 2008 as a result of our transition away from core router development and product sales. In particular, we expect that 2008 will be a year of continued transition, as we continue to invest in Soapstone, with the objective of further product introductions in the near term. In addition we will continue to provide maintenance and other services under our existing core router customer contract only through the end of 2008. Given the early stage of our Soapstone products, we continue to expect quarterly losses and negative cash flow and there can be no assurance that we will generate meaningful revenue or achieve profitability through our Soapstone products.

Revenue

We expect that a substantial portion of our revenue in 2008 will be service revenue from our current customer AT&T. In April 2008, the Company amended its agreement with AT&T to better reflect the Company’s existing business relationship which is to provide support for previously shipped products. The amendment also includes a non-cancellable commitment on the part of both parties for support throughout 2008 and the fee arrangement for 2008, all of which has been received. As a result of our decision to transition away from core router development and product sales, we no longer anticipate recording router product revenue. In the second quarter ended June 30, 2008 the Company recorded as product revenue certain revenue deferrals from prior years’ product shipments in connection with the termination of certain customer terms and conditions. After 2008 the Company does not expect to record any service revenue resulting from the support of its router products and accordingly is expected to have completely exited all revenue generating activities associated with its router products. The Company is predominantly engaged in research and development activities as it continues to commercialize its Soapstone products.

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

Long-lived Assets

We review property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate over the remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. We have recognized no material impairment adjustments related to our property, plant, and equipment. Deterioration in our business in the future could lead to impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

Stock-Based Compensation Expense

The Company accounts for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

Results of Operations

Revenue

Total revenue decreased $27.0 million to $2.3 million in the third quarter of 2008 from $29.3 million in the third quarter of 2007. Total revenue decreased $70.5 million to $8.9 million in the first nine months of 2008 from $79.4 million for the same period in 2007. The decrease in the total revenue in the periods presented is because the Company shipped its last router products in December 2007. Deferred revenue of $1.2 million from prior years’ product shipments was recorded as product revenue in the second quarter of 2008 upon the termination of certain customer terms and conditions.

Service revenue remained unchanged at $2.3 million for the third quarter of 2008 and 2007. Service revenue increased $0.5 million to $7.7 million in the first nine months of 2008 from $7.2 million for the same period in 2007.

During the nine months ended September 30, 2008 and 2007, the Company recognized nearly all of its gross revenue from one customer, namely AT&T. We expect revenue in the fourth quarter of 2008 to be limited primarily to core router service revenue, which will continue to be highly concentrated from this one customer. In addition, after 2008 the Company does not expect to record any service revenue resulting from the support of its router products and accordingly is expected to have completely exited all revenue generating activities associated with its router products.

Cost of Revenue

Total cost of revenue decreased $5.8 million to $0.7 million in the third quarter of 2008 from $6.5 million in the third quarter of 2007. Total cost of revenue decreased $17.9 million to $2.7 million for the first nine months of 2008 from $20.6 for the same period in 2007. The decrease in the total cost of revenue is because the Company shipped its last router products in December 2007. Accordingly, the total cost of revenue in the 2008 periods did not contain any product cost of revenue.

Service cost of revenue was 32% and 15% of service revenue in the third quarter of 2008 and 2007, respectively. Service cost of revenue was 35% and 16% of service revenue in the first nine months of 2008 and 2007, respectively. The higher percentage in the 2008 period was primarily due to higher labor and labor related costs and depreciation expenses necessary for our ongoing support of our router products. The prior period related costs were lower due to favorable economies of scale achieved as a result of both product development and sales in those periods.

Research and Development

Research and development expenses decreased $1.4 million to $4.6 million for the third quarter of 2008 from $6.0 million for the third quarter of 2007. Research and development expenses decreased $8.1 million to $12.6 million in the first nine month of 2008 from $20.7 million for the same period in 2007. The decrease in the 2008 periods compared to the 2007 periods was primarily due to lower labor and labor related expenses and depreciation expenses primarily associated with the transitioning away from core router development, partially offset by an increase in labor and labor related expenses and depreciation expenses associated with the Soapstone product.

Sales and Marketing

Sales and marketing expenses increased $1.0 million to $1.8 million for the third quarter of 2008 from $0.8 million for the third quarter of 2007. Sales and marketing expenses increased $2.5 million to $4.6 million in the first nine months of 2008 from $2.1 million for the same period in 2007. The increase in the 2008 periods compared to the 2007 periods was primarily due to an increase in labor and labor related expenses associated with the Soapstone product as we continue to increase our investment in our sales and marketing efforts.

General and Administrative

General and administrative expenses remained unchanged at $1.7 million for the third quarter of 2008 compared to the second quarter of 2007. General and administrative expenses increased $0.2 million to $5.2 million in the first nine months of 2008 from $5.0 million for the same period in 2007.

Interest Income, Net

Interest income decreased $0.3 million to $0.6 million for the third quarter of 2008 from $0.9 million for the third quarter of 2007. Interest income decreased $0.5 million to $2.2 million in the first nine months of 2008 from $2.7 million for the same period in 2007. Interest income decreased due to lower average interest rates in 2008 partially offset by a higher invested balance in the 2008 periods.

Provision for Income Taxes

There was no provision for income taxes in the 2008 periods due to our net loss position. However, in the third quarter of 2008 the Company recorded an income tax benefit of less than $0.1 million associated with the finalization of its prior year income tax returns. In the three and nine months ended September 30, 2007 the provision of income taxes were $0.3 million and $0.7 million, respectively, representing the federal and state alternative minimum taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, from the exercise of stock options by employees. From inception through September 30, 2008, we raised approximately $427.7 million from these equity offerings. During the first nine months of 2008, we used $2.5 million in cash from operating activities, compared to generating $30.9 million in the 2007 period. The decrease in cash from operations in the 2008 period as compared to the comparable 2007 period is primarily associated with transitioning away from core router development and sales after 2007. We expect that in the future, working capital requirements will fluctuate based on the timing and magnitude of payments associated with our operating costs and future customer payment terms. In addition, we expect to invest in infrastructure costs needed to support our business, including costs associated with information technology, development tools and partner certification labs.

Purchases of capital equipment increased $0.9 million to $2.9 million for the first nine months of 2008 compared to $2.0 million for the same period in 2007. The timing and amount of future capital expenditures will depend primarily on our requirements in the Soapstone business including related infrastructure costs. We expect that capital expenditures and certain facility improvements will be between $1.5 million to $2.0 million in fourth quarter of 2008.

At September 30, 2008, we had cash and cash equivalents of $91.0 million and short-term marketable securities of $7.1 million, totaling $98.1 million. In the second quarter of 2007, the Company distributed a special cash dividend of $2.00 per outstanding share of common stock, or $28.3 million to shareholders of record. We believe that our existing cash, cash equivalents and marketable securities will meet our normal operating and capital expenditure needs beyond the next twelve months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all due to economic conditions and the early stage of the Soapstone products. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our Soapstone products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Contractual Obligations

At September 30, 2008, our contractual obligations, which consist entirely of operating leases, were as follows (in thousands):

Fiscal Year	Operating Leases
2008 (remainder of year)	$166
2009	744
2010	635
2011	663
2012	692
Thereafter	1,400

Total future contractual commitments	$4,300

In the fourth quarter of 2008 the Company relocated into a new facility to house its existing employees as well as to accommodate its anticipated future growth in headcount. Operating lease amounts reflect minimum lease payments under our non-cancellable operating leases including the new facility. Payments made under operating leases will be treated as rent expense for the facilities.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and federal agency obligations with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at September 30, 2008, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

There are no material changes to the legal proceedings described in the “Legal Proceedings section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by the disclosures in the “Legal Proceedings” sections of our Quarterly Reports on Forms 10-Q for the fiscal quarters ended March 31, 2008 and June 30, 2008.

ITEM 1A:	RISK FACTORS

There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 6.	EXHIBITS

(a)	List of Exhibits

Exhibit No.	Exhibit Description
10.1	Offer Letter, dated July 11, 2008 from the Registrant to Michael J. Cayer

10.2	Severance Pay Agreement, dated July 14, 2008, between the Registrant and Michael J. Cayer

10.3	Offer Letter, dated September 24, 2008 from the Registrant to Donald Wadas

10.4	Severance Pay Agreement, dated October 16, 2008, between the Registrant and Donald Wadas

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOAPSTONE NETWORKS INC.

Date November 5, 2008	By:	/s/ William J. Stuart
William J. Stuart Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Offer Letter, dated July 11, 2008 from the Registrant to Michael J. Cayer

10.2	Severance Pay Agreement, dated July 14, 2008, between the Registrant and Michael J. Cayer

10.3	Offer Letter, dated September 24, 2008 from the Registrant to Donald Wadas

10.4	Severance Pay Agreement, dated October 16, 2008, between the Registrant and Donald Wadas

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002