Form 10-K
period 2008-12-31
SOAPSTONE NETWORKS INC.
filed 2009-03-10
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30865

SOAPSTONE NETWORKS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	02-0493372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Federal St., Billerica, Massachusetts	01821
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 715-2300

Former name, former address and former fiscal year, if changed since last report: None

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.0001 Par Value	NASDAQ Global Market
(Title of Class)	(Name of exchange on which listed)

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $56,400,000 (based on the closing price of the registrant’s Common Stock on June 30, 2008 of $3.83 per share).

The number of shares outstanding of the registrant’s $.0001 par value Common Stock as of March 6, 2009 was 14,866,870.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the registrant’s 2009 Annual Meeting of Shareholders (Proxy Statement)	Part II, Item 5; Part III

SOAPSTONE NETWORKS INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.	BUSINESS

Overview

Soapstone Networks Inc. (referred to as Soapstone, Soapstone Networks, we, our, us and the company) is a developer of resource and service control software. On March 19, 2008, the company changed its name from Avici Systems Inc. to Soapstone Networks Inc. The company was founded as a provider of core router products and in 2007 and 2008 transitioned to being a developer of emerging, software-based service and control solutions for service providers’ next generation networks. As of December 31, 2008, the company had completely exited the router business. The company’s operations are now solely focused on developing and marketing its Soapstone Provider Network Controller (PNC™) framework. The Soapstone PNC framework is designed to help service providers and enterprises connect their physical networking infrastructure to Next Generation Network (NGN) software frameworks, and deploy services across their networks, by providing a multi-vendor, software-based service control plane.

Soapstone Networks is developing resource and service control software that is designed to automate the service lifecycle for carriers and large enterprises. Unlike traditional solutions that constrain service innovation and growth, we believe our solution will enable customers to evolve their network and service offerings independently by bringing centralized control to transport and separating services from the underlying transport technologies. The Soapstone solution is intended to accelerate service deployment and management by providing state of the art provisioning, monitoring and repair, network operations support, network fault to service correlation, Service Level Agreement (SLA) monitoring, performance, optimization, and planning software. We plan to provide a comprehensive common control framework for various technologies including Carrier Ethernet, multi protocol label switching (MPLS), Optical, and Integrated Optical Ethernet. During the third quarter of 2008, the Company made a multi-vendor dynamic control plane commercially available to the Provider Backbone Transport (PBT) market. Additional products and related features, functions and supported platforms and technologies are currently in the research and development stage.

We are pursuing sales and marketing of the PNC directly through our field organization, as well as indirectly through distribution partners that may include network equipment providers, resellers, system integrators, and Operations Support Systems (OSS) vendors.

During 2008, we completed the transition from our historical Avici router product business to our Soapstone business, including the change of name, the change of NASDAQ ticker symbol from “AVCI” to “SOAP” and the expiration of all support services for our historical core router products. Although all of the company’s revenue to date has come from the router business, the company has now exited the manufacture, sale and support of its core router products and expects no further revenue from this business, which is disclosed as discontinued operations.

On February 19, 2009, we announced that we have engaged an investment banker to assist the Company in exploring strategic alternatives available to the Company for enhancing shareholder value. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. The Company’s strategic review is underway, but no timetable has been set for its completion.

Soapstone was incorporated in Delaware in 1996 under the name Avici Systems Inc. and held its initial public offering in July 2000. We are headquartered in Billerica, Massachusetts. At December 31, 2008, we had 100 full time employees. In February 2009, we announced a plan to realign our cost structure and reduce our labor and labor related costs. Please see note 8 to the consolidated financial statements.

Industry Background

Service providers are challenged by the radical shifts in services and technology that have occurred as networks continue to evolve to support new business requirements. The need to grow top line revenue has caused service providers to focus on business opportunities in managed services (such as virtual private networks, or VPNs, and virtual private LAN services, or VPLS), connection-oriented services (i.e., voice over IP and video over IP), IPTV, and Internet and wholesale services. These services are layered over different physical infrastructures with varying constraints, resulting in a mismatch between the services carriers want to provide and the capabilities of their physical networks. Service providers would like to facilitate top-level construction of new services and be able to reuse network components and infrastructure. This requires that applications utilize a common physical infrastructure and service providers be able to offer network virtualization into each of these areas. Underlying these trends is the constant need to reduce operational costs and capital expenditures. Service providers are also challenged by the complexity associated with supporting a wide range of equipment from multiple vendors encompassing multiple technologies. This is further complicated by the need to integrate various networks following carrier consolidation.

Next Generation Network (NGN) Architecture

The International Telecommunications Union’s, or ITU’s, standard for Next Generation Network (NGN) architecture was designed to enable delivery of a wide range of telecommunication services over a single packet-based infrastructure. This new infrastructure is organized into “building blocks”—a service/application layer where the majority of the services are defined, a control layer which represents a software system such as IP Multimedia Subsystem (IMS), and a transport layer responsible for the physical transport of data, as well as some basic networking software.

All three layers use common components as represented by Operational and Business Support Systems (OSS/BSS). NGN uses multiple broadband, Quality of Service (QoS) enabled transport technologies and makes service-related functions independent from the choice of underlying transport technology. As a result, this architecture frees service providers from the constraints and costs of an architecture in which each service would have its own dedicated or overlay network, commonly referred to as stovepipe architecture. The business rationale for the transformation is simple. It is difficult and costly to add another stovepipe. The requirement to handle “any service, anywhere, any access” means that the stovepipe approach is not practical, since the number of services and access types creates complexity that would cause such an approach to fail. To keep the complexity and operational costs in check, the number of network platforms needs to be reduced; otherwise, stovepipes are recreated between the service and transport layers.

The result of this new NGN framework is the ability to construct new services, allow the potential for unbundled services at each layer, and move to new network architectures. To enable the new NGN framework, a flexible software driven framework is required to deliver what is needed in both the service and transport layers. This flexible framework can be achieved by using an external software controller to centralize transport controls, hiding the complexity in existing distributed control layer mechanisms (routing and signaling), while still retaining interoperability at the data plane. This is a new control plane paradigm that reduces the interoperability requirements to data planes and accelerates the adoption of newer equipment into existing networks, with the control plane layer sitting between the services/application layer and the transport layer expressing the needs of the service to that underlying transport network, in effect virtualizing the underlying transport network. Network virtualization allows service providers to leverage common Application Programming Interfaces (APIs) to enable multiple services to be mapped to a common underlying transport network while remaining agnostic to the technology or the vendor.

Service providers adopting an NGN architecture can use a service control plane framework, capable of interoperating with multiple technologies and components from multiple vendors, to accelerate new service development while automating network operations. The service control plane is designed to bring centralized control to the transport network and act as the means to facilitate both the centralized business transaction model for services and the fully decentralized transport model.

The Move to Carrier Ethernet

In order to provide predictable service creation and delivery while managing costs, carriers have leveraged well-known, relatively low-cost base technologies, specifically Ethernet with additional capabilities added to network equipment and software. Most of the work required to turn Ethernet into a carrier grade technology is in the Operations, Administration, Maintenance, and Provisioning (OAM&P) area. Carrier Ethernet is derived from Ethernet, but with added OAM&P capabilities. Carrier Ethernet provides circuit-like behavior and predictability to services through the addition of management functions at the data plane and through the use of a separate external control plane for service automation. By adding only the control components required for service predictability and maintaining Ethernet hardware economics, Carrier Ethernet becomes a building block for both enterprise and carrier environments.

Carrier Ethernet is an opportunity for service providers to position their services to significant advantage. To the carrier’s retail customer, Ethernet is a convenient, familiar and cost-effective packet-transport technology. To the carrier serving that customer, Carrier Ethernet is an opportunity to offer a simple and useful baseline upon which tiers of value-added services, ranging from Internet services to IPTV, can be built. When coupled with Next Generation Network architectures, Carrier Ethernet has the potential to enable innovative new business and operational models for carrier and enterprise networks.

Strategy

Our strategy has been to focus on developing solutions that are designed to manage the complexities between carrier service offerings and applications and the underlying transport equipment and technologies. The Soapstone solutions are based on key industry standards including Service-Oriented Architecture (SOA), the TeleManagement Forum (TM Forum), International Telecommunications Union (ITU) and Next Generation Networks (NGN) among others, and utilize open APIs between the network and OSS, such as Multi-Technology Operations System Interface (MTOSI). Soapstone is building a multi-vendor software-based network control plane to take advantage of the opportunities created by the emergence of Carrier Ethernet, the need for service automation and the adoption of next generation network architectures.

The following are key elements of our Soapstone strategy:

Develop and Market the Soapstone Products

We believe that carrier networks are undergoing significant transformations as they migrate to the NGN model. In order to increase their service offerings and grow revenues while reducing costs, multiple networks and devices must be supported at the lowest cost possible. We believe that the complexity of today’s networks creates a need for a common control framework solution for Carrier Ethernet, MPLS, Optical and Integrated Optical Ethernet as well as seamless service migration among these networks. We are developing the Soapstone solution to deliver a network abstraction layer that decouples the control of services from the network infrastructure.

Selectively Pursue Sales Channels for Soapstone

The Soapstone solution will be targeted at the service provider and large enterprise customer markets. We will utilize distribution partners to capture new customer opportunities. Distribution partners will include network equipment providers, system integrators, resellers and OSS software vendors. We have augmented our indirect channels with a direct sales and field operations team to provide Soapstone specific sales and sales engineering expertise.

Expand the Soapstone Solution to Encompass a Broad Array of Network Equipment

A cornerstone of the Soapstone service control framework is that it is designed to interoperate with equipment from multiple vendors. Our strategy is to interoperate with major network equipment components, without limiting the customer’s choice of, or competing with, equipment vendors. By delivering an external, multi-vendor control plane, Soapstone enables carrier and enterprise customers to deploy best-in-class heterogeneous networks. We will continue to add network equipment provider partners, capitalizing on our unique position as an independent, multi-vendor multi-technology dynamic control plane. We work closely with our equipment partners to ensure interoperability between various hardware vendors and the Soapstone service control plane solution.

Expand the Soapstone Solution to Support Multiple Network Technologies

We have initially targeted the Soapstone PNC framework on Carrier Ethernet, which has seen continued investment by service providers even in this most challenging macro-economic environment. We released our PBT product, a multi-vendor dynamic control plane product, in the third quarter of 2008 and are now focused on developing our Institute of Electrical and Electronics Engineers (IEEE) Provider Backbone Bridge (PBB) and IEEE 802.1ad (QinQ) products for 2009. We are working to expand the capabilities of the Soapstone resource and service control software to cover MPLS, Optical and Integrated Optical Ethernet networks, as they all will benefit from the advantages of an external control plane solution.

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

In addition, on February 19, 2009, we announced that we have engaged an investment banker to assist the Company in exploring strategic alternatives available to the Company for enhancing shareholder value. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. The Company’s strategic review is underway, but no timetable has been set for its completion.

Products

During the third quarter of 2008, the Company made its multi-vendor dynamic control plane product commercially available to the PBT market. Additional products and related features, functions and supported platforms and technologies for the PNC are currently in the research and development stage.

The Soapstone Networks PNC framework is designed to automate the service lifecycle by providing state of the art provisioning, monitoring and repair, operations support, network fault to service correlation, performance, optimization, and planning software to carrier and enterprise customers. When fully developed, the PNC is expected to bring centralized control to transport by providing a comprehensive resource and service control framework for various technologies including Carrier Ethernet, MPLS, and Optical, as well as Integrated Optical Ethernet technologies. By decoupling services from the underlying transport network, customers can achieve maximum flexibility in their choice of technology and equipment vendor. The Soapstone PNC bridges the gap between the centralized transaction model for services and the completely decentralized model that exists for transport by delivering dynamic, centralized control and end-to-end coordination.

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

The first modules of the Soapstone PNC which were commercially available in the third quarter of 2008 include the service provisioning, monitoring and repair, and bridge-and-roll functionality for Carrier Ethernet, as described below. We plan to develop and introduce additional capabilities also as described below.

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

Service Monitoring and Repair

After a network event, such as the failure of a link, node or fiber, the network equipment responds in less than 50msec to provide service protection. After sub-50msec fail-over on the switch hardware through path protection capabilities, the PNC, which has a database of the network topology, determines which service(s) was affected by the outage and recreates both a primary and secondary path to restore the service and ensure that it remains protected.

Network Maintenance/Operations (Bridge-and-Roll)

The PNC provides network operations support by making it possible for customers to introduce new hardware or services seamlessly into a network or perform routine maintenance in an automated fashion. This capability enables customers to request the removal of nodes from active service without disruption to services. When a node is taken out of service by the customer, the PNC notices the affected services and for each service that is impacted, the PNC re-computes paths for services that were locked due to lack of network resources. As with any path selection, the service level agreement (SLA) parameters such as the Committed Information Rate (CIR) of each service are used in the path selection to ensure that the SLA is not violated.

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

Legacy Core Router

The Company has exited the manufacture, sale and support of our legacy core router products, making its last shipments in December 2007 and providing related support only through the end of December 2008. All of our revenue recorded historically has been through the product sales and service of such core routing products. As a result of our decision to transition away from the legacy products we no longer have the capability of developing, manufacturing or supporting the legacy router products and such business is now considered a discontinued operation and is being reported accordingly.

Sales and Marketing

We plan to sell and market our Soapstone products through indirect distribution channels and a direct field sales force. Our indirect distribution channels will include system integrators, network equipment providers, resellers, and OSS vendors.

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

Legacy Core Router

We provided service and support through our support organization to our primary customer, AT&T, for our legacy core router products through December 31, 2008, when our service and support obligations to AT&T expired. We no longer provide service and support of our legacy core router products.

Customers

While our PBT product has been available since the third quarter of 2008 and it has been in the lab of a Tier 1 carrier since the fourth quarter 2008, we do not yet have a customer for it. The PBT market has not emerged as we had planned, which has had an adverse effect on the market for the initial Soapstone PNC product. We have now focused our development, sales and marketing efforts on other Carrier Ethernet technologies, including PBB and QinQ.

We will market our Soapstone products globally to service providers and large enterprises. We will market and sell our Soapstone products through indirect distribution channels augmented by a field sales force. Our Soapstone products are targeted to a broad base of service provider and enterprise customers.

AT&T was the primary customer of our legacy core router products and related services. As stated above, the Company has exited the manufacture, sale and support of router products, making its last shipments in December 2007 and providing related support only through the end of December 2008. We no longer expect core router product sales to AT&T or any other customer, nor are we currently resourced to resume core router sales or service. Historical activities associated with our legacy core router operations are reported as discontinued operations.

Research and Development

Continued investment in research and development is critical to our Soapstone business. To this end, we have assembled a team of skilled software engineers with expertise in various fields, including networking, applications, NGN software frameworks, OSS software, high availability, and quality assurance. We invest significant time and financial resources into the development of our products. We plan to expand our product offerings and solutions capabilities in the future and to dedicate resources to these continued research and development efforts. Research and development expenses were $17.4 million and $7.1 million for the years ended December 31, 2008 and 2007, respectively. In February 2009, we announced a plan to realign our cost structure and reduce our labor and labor related costs, which we expect would reduce our research and development costs in 2009.

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

Intellectual Property

We presently have several patents granted in the United States and several United States and foreign patent applications pending. All of the issued patents and all but one of the patent applications relate to our historical core router product business. We have one patent application pending for our Soapstone product.

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

Employees

As of December 31, 2008, we had 100 full time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified personnel, for whom competition is intense. Our employees are not represented by any labor union. We believe our relations with our employees are good. Additionally, as of December 31, 2008, we utilized on-shore and off-shore contract labor, approximating 52 full time equivalent employees. In February 2009, we announced a plan to realign our cost structure and reduce our labor and labor related costs.

Financial Information about Geographic Areas

See section (k) of Note 1 to Consolidated Financial Statements at Item 8 incorporated herein by reference.

Additional Information

Our Internet address is www.soapstonenetworks.com. On the Investor Relations section of our web site, located at www.soapstonenetworks.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement on Form 14A related to our annual stockholders’ meeting and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web site are available free of charge.

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

On February 19, 2009, we announced that we had engaged an investment banker to assist the Company in exploring strategic alternatives available to the Company for enhancing shareholder value. The strategic options we may consider could include a variety of different business and financial actions including, but not limited to: combinations with or sale to another entity; the sale or spin off of certain assets; strategic partnerships and joint ventures; the acquisition of complementary businesses, technologies or product lines; investments in new businesses; extraordinary cash dividend or distribution; recapitalization, stock repurchases; equity or debt financings; or other alternatives. Any strategic decision will involve an evaluation and judgment of the risks, uncertainties and present challenges in implementation and integration. As a result, any such business arrangement or transaction may not lead to increased shareholder value. In addition, any strategic decision could lead to non-recurring or other charges. The process of evaluating a strategic alternative, even if not consummated, will require the commitment of internal resources. Such activities require a great deal of management time and attention, as well as expense and likely distraction from other activities of the business, which could jeopardize our ability to be successful in our ongoing operations. Moreover, our sales and marketing efforts may be adversely affected by this process, as customers delay or forego buying decisions relating to the Soapstone products.

As part of our announced process, we will consider acquisitions of, or significant investments in, companies, products or technologies, in complementary and other markets, although no acquisitions or investments are currently pending. To date, we have had no experience completing acquisitions or managing the integration of acquisitions. Accordingly, we cannot guarantee you that we will be able to successfully complete or integrate any business, products, technologies or personnel that we might acquire or seek to acquire in the future, and our failure to do so could harm our business. Any acquisitions of businesses, technologies, products or services may not generate sufficient revenues to offset the associated costs of the acquisitions or may result in other adverse effects, including without limitation issuances of equity securities to pay for acquisitions, which may be dilutive to existing stockholders.

The future success of our Soapstone business depends on the successful development and commercialization of our Soapstone products, which are in development.

As a result of the discontinuation of our core router business to focus on our Soapstone business, we no longer manufacture, sell, develop or support our legacy core router products. Our future revenue depends on our ability to successfully develop and market our Soapstone products, which are unproven in the market and many of the features and functions of which are in development. To date, our operations relating to Soapstone have consisted primarily of research and product development, customer demonstrations and interoperability testing, the establishment of strategic partnerships and preliminary marketing. Further development and extensive testing of our Soapstone products will be required to determine technical feasibility and commercial viability. Product development and launch delays may result from numerous factors, including:

•	engineering complexities relating to external (equipment) realities and internal (software) limitations;

•	the inability to obtain and maintain experienced and committed partners for product testing;

•	integration and interoperability challenges;

•	claims of infringement of third-party intellectual property;

•	difficulties hiring and reallocating existing engineering resources and overcoming resource limitations as a result of the transition;

•	slower acceptance or lack of acceptance of Carrier Ethernet and NGN architectures;

•	the timing and level of research and development expenses; and

•	the inability to develop direct and indirect sales channels.

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

Our Soapstone business focuses on the development of a limited number of products and our revenue depends on the successful deployment and enhancements to these products and their commercial success.

Our research and development efforts are focused on the Soapstone Networks Provider Network Controller (“PNC”) framework. We anticipate that substantially all of our revenue will be derived from this family of products as well as additional related products. As most of our Soapstone products are currently in development they have not been fully tested in customer networks under operational conditions. We need to complete the development of the full features and functionality of the PNC, and over time, additional modules, successfully launch these solutions, and create enhancements to the features and functionality of these solutions to meet target customer requirements. Any failure in the development, launch, and continuing enhancements to these products could adversely affect our future revenue.

The market for the Soapstone products is new and evolving, and our business will be adversely affected if the market does not develop as we expect or develops more slowly than we expect.

We expect that new network developments such as the adoption of Carrier Ethernet, as well as the need for carriers to organize around business opportunities in managed services such as virtual private network (VPN), virtual private LAN services (VPLS), connection-oriented services such as Voice over IP and video over IP, IPTV, Internet and wholesale services, will require the use of common physical infrastructure and network virtualization into each of these areas. We also expect that in connection with the development of the market for Carrier Ethernet networks, the requirement for an external control plane that allows Ethernet to be used as a carrier class transport network will present a market opportunity for our Soapstone products. Although our Soapstone products are being developed to operate within any network architecture, based on any protocol, the success of our initial Soapstone products depends on our ability to take advantage of the new and expanding Carrier Ethernet network. However, the Carrier Ethernet market is competing with other network technologies such as multi protocol label switching (MPLS), which are favored by dominant companies in the industry. Our first commercially released Soapstone PNC product addressed the provider backbone transport (PBT) portion of the Carrier Ethernet market. The PBT market has not emerged as we had planned which has had an adverse effect on the market for the initial Soapstone PNC product. We have now focused our development, sales and marketing efforts on other Carrier Ethernet technologies. If the market for these Carrier Ethernet networks does not develop in the way that we expect, or if the industry does not adopt Carrier Ethernet or adopts it more slowly than we expect, the anticipated market for our products will be significantly reduced, our growth opportunity may be limited and we may not be able to sell our products in any significant volume. Further, new network technologies may emerge, which may garner greater market acceptance, reduce the effectiveness of our control plane solutions and render our products obsolete.

The recent financial crisis and current uncertainty in global economic and industry conditions could negatively affect the developing market for our products, as well as our business, results of operations, and financial condition.

The recent financial crisis affecting the banking system and financial markets generally and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. Additionally, the telecommunications products and service provider markets are under severe economic stress. There could be a number of follow-on effects from these economic developments on our business, including: insolvency of key partners resulting in sales delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; decreased customer confidence; decreased customer capital budgets; and the delay of the market developing for the Company’s products.

We are uncertain as to how long current, unfavorable global economic and industry conditions will persist and the magnitude of their effects on our business and results of operations. If these conditions persist or further weaken, our business, market development and results of operations could be materially adversely affected.

We have a limited operating history on our Soapstone products and your basis for evaluating us given our transition away from core router sales is similarly limited.

Although we announced our intention to transition away from core router manufacturing, development and sales in April of 2007, we continued to derive substantial revenue from end-of-life core router product sales through the end of 2007 and revenue from the support of such products through the end of 2008. We have not yet had a customer sale of our Soapstone products. Accordingly, we have limited meaningful historical financial data upon which to base projected revenue and planned operating expenses and upon which investors may evaluate our prospects and us. The revenue and income potential of our Soapstone products is not ascertainable, as the products are in an early stage and the market for our Soapstone products are new and undeveloped. Accordingly, any investment in our company involves a high degree of risk.

Our failure to generate revenue and manage our costs would prevent us from achieving and maintaining profitability.

Although we recorded net income in 2006 and 2007, we had prior to 2006 and again in 2008, incurred significant losses in each quarterly and annual period since inception. As of December 31, 2008, we had an accumulated deficit of $402.4 million.

Historically, we derived all of our revenue from sales and servicing of our legacy core router products. On April 18, 2007, we announced that we were transitioning away from the manufacture, sales, and development of core router products. We do not expect any revenue from core router product sales and service in 2009 and beyond. We anticipate that any future revenue will be derived from the sales and support of our Soapstone products, which are currently under development and have not been fully tested in customer networks. To date, we have invested significant amounts in the development of our Soapstone products, and we anticipate that our development efforts will continue to require significant expenditures, a substantial portion of which we will make long before any significant revenue related to these expenditures will be realized. We do not expect to reach profitability in 2009 and may not achieve profitability going forward unless our Soapstone products achieve commercial success.

A significant portion of our operating expenses, such as personnel and real estate facilities costs, is fixed. In addition, we bear substantial expenses due to the fact that we are a public company, with public company disclosure and compliance obligations. As a result, we will need to generate significant revenue and manage ongoing costs to achieve profitability. If we fail to achieve such revenue levels, even if we effectively manage product development costs, material operating losses could result. In the future we may never achieve sustained profitability or consistently generate positive cash flows from operations.

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

The success of our Soapstone products is dependent on their acceptance by potential customers and deployment in their networks and we are unable to accurately gauge demand from our potential customers at this stage in development.

The full features and functionality of our Soapstone products are still under development, have not been fully tested by, or integrated into, prospective customer networks and we do not have any committed customers. Accordingly, the extent of the demand for our products cannot accurately be assessed at this stage. The success of our Soapstone products will be dependent on their acceptance by network service providers and deployment in their networks. We cannot guarantee that our solutions will operate seamlessly with our target customers’ network technology or whether these customers will order and commercially deploy our products. If our Soapstone products do not perform as expected, do not achieve desired results in customer tests, do not interact seamlessly with customer networks, do not contain the capabilities and features required by our customers, or if we are unable to establish a brand identity with prospective customers, our products may not become widely accepted and the sales of our products would suffer as a result.

We expect our sales cycle for our Soapstone products to be lengthy and may involve protracted contract negotiations, resulting in unfavorable terms or conditions or we may expend considerable resources without resulting revenue.

Our target customers are network service providers, which may have leverage in negotiating terms and conditions relating to the purchase of our Soapstone products. The decision by prospective customers to purchase our products is likely to involve a lengthy sales cycle with a significant evaluation and qualification process, a protracted consultation and contract negotiation process, as well as extensive product testing for interoperability and network customization. We may sometimes be required to assume contract terms or conditions that are unfavorable in order to consummate a sale. Such terms, particularly relating to pricing, payment terms and the timing of revenue recognition, could negatively affect our revenue potential and increase our susceptibility to quarterly fluctuations in our results. Service providers may ultimately insist upon terms and conditions that we deem too onerous or not in our best interest. Further, we do not expect customers to contractually commit to purchase any products from us until we have successfully demonstrated specific performance criteria. The failure of prospective customers to purchase our products, for any reason, would seriously harm our ability to build a successful business around our Soapstone products. In addition, we may expend considerable resources that we are unable to offset with corresponding revenue.

Our Soapstone products may have errors or defects or may fail to reach a level of interoperability acceptable to our target customers, which could result in significantly reduced acceptance of our products by prospective customers or costly litigation against us.

Our Soapstone products are technologically sophisticated and are designed to be deployed as a control plane in complex networks. Accordingly, our products can be fully tested only when actively deployed. Despite pre-deployment qualification and internal testing, our target customers may discover errors or defects or the products may not operate as expected even after they have been fully deployed. In addition, our target customers will require that our products be designed to interface with their existing networks and services, each of which will have different specifications. Our Soapstone products must interface with existing network infrastructure and the myriad of network service technologies, as well as future products in order to meet the requirements of our customers. Because we expect our Soapstone products to be crucial to the networks of our customers, any significant interruption in their service as a result of defects in our products or the failure of our products to interoperate within our customers’ networks could result in lost profits or damage to these customers. These problems could cause us to incur significant service and warranty costs, divert engineering personnel from product development efforts and significantly impair our ability to maintain customer relations and attract new customers. Although we expect that our customer contracts will generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages, a court might not enforce a limitation on our liability, which could expose us to additional financial loss. In addition, a product liability claim, whether successful or not, would likely be time consuming and expensive to resolve and would divert management time and attention. Further, if we are unable to fix the errors or other problems that may be identified in full deployment, we would likely experience loss of or delay in revenue and loss of market share and our business and prospects would suffer.

Because our products are to be deployed in large and complex networks, failure to establish a support infrastructure and maintain required support levels could seriously harm our business.

Our Soapstone products will be deployed in complex networks and our target customers will expect us to establish a comprehensive support infrastructure and maintain the highest standards of customer support to enable them to maintain necessary levels of network availability and performance. In order to provide this service and support, our support infrastructure must have the capability to provide service and support wherever our customer networks are located. If we are unable to develop this support infrastructure and provide the expected levels of support, we could experience a loss of customers or market share, fail to attract new customers, or, depending on the negotiated service arrangement, be subject to agreement with performance penalties.

We are in the process of developing and expanding our sales force to focus on the sale of Soapstone products, and we may face difficulties in managing our sales strategy and appropriately marketing our product to our target customer base.

We are in the process of building a field sales force and support organization to sell and support our Soapstone products and provide customer support. Our products require a sophisticated technical sales and customer support team as we anticipate that our product sales cycle will involve educating and providing information to prospective customers about the use and features of our Soapstone products. Our inability to hire, develop and manage our sales force could adversely affect sales of our products.

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

New technology initiatives require significant capital expenditures, management attention and resources. Our commitment of resources and capital to our Soapstone products or any other new technological concept that we may decide to pursue in the future means that those resources and capital are unavailable for other activities and operations. Our decision to launch a new product, such as Soapstone, is based on our assessment that a significant opportunity exists in the marketplace; however, investments in new technology are inherently speculative particularly in an unproven market. Commercial success depends on many factors including innovation and accurate anticipation of technological and market trends, developer support and effective distribution and marketing. In order for our products to compete effectively, among other things, we must: deliver technologically advanced products that are superior in meeting the needs of carriers; promote the market for that solution; and effectively market and sell those products to carriers and indirect channel partners, against established and emerging competitive vendors.

There are no assurances that our Soapstone products or any other new technology we may develop will receive sufficient consumer acceptance and if our products do not develop and grow substantially and achieve profitability, it could have a material adverse effect on our growth, operating results, margins and profitability. Further, even if our products initially obtain market acceptance, we may not be able to effectively support the products or successfully respond on a timely basis to products introduced into the marketplace by our competitors.

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

In the short term, we expect that investments we make in research and development, sales and marketing and customer support related to our Soapstone products will result in quarterly losses and negative cash flow from operations. A high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, if revenue for a particular quarter is below our expectations for any of the reasons set forth above, or for any other reason, we may not be able to proportionately reduce operating expenses for that quarter. Accordingly, this revenue shortfall would have a disproportionate effect on our expected operating results and could result in material operating losses for that quarter, which could result in significant variations in our operating results from quarter to quarter.

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

Our future success also depends on our continuing ability to identify, hire, train, assimilate and retain highly qualified engineering, sales and marketing, managerial, support and other personnel. The demand and competition for qualified personnel is high and the recently announced strategic review process may dampen the Company’s ability to hire and retain these highly qualified personnel. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could delay product development, particularly with respect to our Soapstone products, and negatively impact our ability to sell our products.

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

Claims that we misuse the intellectual property of others could subject us to significant liability and disrupt our business.

Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition.

Our use of open source and third-party software could negatively affect our business and subject us to possible litigation.

We incorporate open source software into our software solutions. We monitor our use of open source software to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations or restrictions regarding our products and technologies. In such event, we could be required to seek licenses from third parties in order to continue offering our solutions, to re-engineer our solutions or to discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.

We also incorporate certain third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition.

We are uncertain of our ability to obtain additional financing for our future capital needs.

Despite our significant expenditures related to Soapstone, we expect our current cash, cash equivalents and marketable securities will meet our normal working capital and capital expenditure needs for at least the next twelve months. We may need to raise additional funding at that time or earlier if we decide to undertake the acquisition of complementary companies, products or technologies, or if we increase our research and development or other efforts, or in connection with any strategic alternative. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, as our Soapstone products are at an early stage of development, our target market is undeveloped and we currently do not have an established customer base, all of which create a high degree of risk. We may obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders, or through the incurrence of debt, which could affect our cash flows and flexibility with respect to future operations, financings and acquisitions. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously harm our business.

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

We must continue to maintain our internal information systems in order to manage our business operations. We must also maintain internal control over financial reporting in accordance with The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Our disclosure controls and procedures and internal control over financial reporting may not prevent all errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or that existing controls will be effective in future conditions, which could materially and adversely impact our financial results. Under Sarbanes-Oxley, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. Compliance with this legislation will require management’s attention and resources and will cause us to continue to incur significant expense. Management’s assessment of our internal control over financial reporting may identify weaknesses that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Should we determine that we have material weaknesses in our internal control over financial reporting, our results of operations or financial condition may be materially adversely affected or the price of our common stock may decline.

We are in the process of enhancing our information technology systems and requirements as our business has transitioned from a hardware, manufacturing-related business to a software business. We have been and will be implementing new processes for our sales and support operations and the systems that support those operations as well as, very importantly, our accounting systems. This will entail a great deal of management time and attention and expense, including potentially significant capital expenditures. Failure to make such changes in our processes and systems could result in inadequate and delayed information, including the delay in reporting of financial results.

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

Our future effective tax rates will be favorably or unfavorably affected by our ability to take advantage of the available tax planning strategies and our ability to utilize our net operating loss carryforwards. For example, at December 31, 2008, we had federal and state tax net operating loss carryforwards of approximately $311.5 million and $159.4 million, respectively. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. Our use of the net operating loss carryforwards is limited by the annual limitations as described in the Internal Revenue Code of 1986, as amended. For example a change in the ownership of the Company could trigger such limitations. Our transition away from core router development and sales to focus on Soapstone could further limit our ability to utilize our net operating loss carryforwards in the future if or when we generate profits in our Soapstone products. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, if they occur, could result in a material adverse effect on our financial condition, results of operations and cash flows.

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

Our headquarters is currently located in a leased facility in Billerica, Massachusetts, consisting of approximately 57,000 square feet under a lease expiring in 2014. We also leased a facility in North Billerica, Massachusetts, consisting of approximately 22,900 square feet under a lease expiring in the third quarter of 2009, primarily to facilitate our legacy core router related activities.

ITEM 3.	LEGAL PROCEEDINGS

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

In June 2003, the Company elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If the proposed settlement had been approved by the Court, it would have resulted in the dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elected to participate in the proposed issuer settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed settlement was conditioned on, among other things, a ruling by the District Court that the claims against the Company and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement.

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

In February 2009, an agreement-in-principle to settle the litigation in its entirety was reached, which agreement will be subject to negotiation, filing with the District Court of definitive settlement documents, and final approval by the District Court. While we can make no promises or guarantees as to the outcome of these proceedings, the Company does not believe that a loss is probable or reasonably estimable as of the balance sheet date.

In addition the Company received letters dated July 13, 2007 and July 25, 2007 from a putative shareholder, demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 by the underwriters of its initial public offering (“IPO”) and certain unidentified directors, officers and shareholders of the Company. The Company evaluated the demand and declined to prosecute the claim. On October 3, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against the lead underwriters of the Company’s IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s IPO on July 28, 2000, through at least July 27, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of the Company are named as defendants in this action. On October 29, 2007, the case was reassigned to Judge James L. Robart. On February 27, 2008, the putative shareholder filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to dismiss. Plaintiff filed her opposition to this motion on September 8, 2008, and the Issuer Defendants’ Reply in Support of Their Joint Motion to Dismiss was filed on October 23, 2008. Oral argument on all motions to dismiss was held on January 16, 2009, at which time the Judge took the pending motions to dismiss under advisement. The Judge has stayed discovery until he rules on all motions to dismiss. The Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

In addition, we are subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent employment, commercial and environmental matters. Although there can be no assurance, there are no such matters pending that we expect to be material with respect to our business, financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2008, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock had been traded on the NASDAQ National Market under the symbol “AVCI” since July 28, 2000. Effective March 19, 2008 with the change of the Company’s name to Soapstone Networks Inc., the ticker symbol was changed to “SOAP” and the stock continues to trade on the NASDAQ.

The following table sets forth, for the periods indicated, the high and low sale prices as reported on the NASDAQ National Market.

	High	Low
Fiscal 2007
First Quarter	$12.68	$6.72
Second Quarter	$13.96	$6.65
Third Quarter	$12.70	$6.75
Fourth Quarter	$11.75	$7.12
Fiscal 2008
First Quarter	$9.20	$5.76
Second Quarter	$7.96	$3.82
Third Quarter	$4.92	$3.11
Fourth Quarter	$3.88	$2.01

As of March 6, 2009, there were approximately 359 stockholders of record.

Stock Performance Graph

The following graph shows the five-year cumulative total stockholder return on the Company’s Common Stock during the period from December 31, 2003 through December 31, 2008, with the cumulative total return on the Nasdaq Stock Market (U.S.) Index and the Nasdaq Telecommunications Index. The comparison assumes $100 was invested on December 31, 2003 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN *

AMONG SOAPSTONE NETWORKS INC., THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE NASDAQ TELECOMMUNICATIONS INDEX

*	$100 invested on 12/31/03 in stock or index-including reinvestment of dividends.
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

Information concerning our equity compensation plans is set forth in our Definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, under the heading of “Equity Compensation Plan Information,” which is incorporated herein by reference.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The statement of operations data for the years ended December 31, 2008, 2007 and 2006, and the balance sheet data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements, which are included elsewhere in this report. The statement of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included in this report. All periods include adjustments to reflect the classification of our router business as discontinued operations. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$—	$—	$—	$—	$—

Cost of revenue	—	—	—	—	—

Gross margin	—	—	—	—	—
Research and development (1)	17,401	7,149	—	—	—
Sales and marketing (1)	6,258	2,117	—	—	—
General and administrative (1)	6,615	6,584	—	—	—

Total operating expenses	30,274	15,850	—	—	—

Loss from continuing operations before interest and income taxes	(30,274)	(15,850)	—	—	—
Interest income	2,665	3,771	—	—	—

Loss from continuing operations before income taxes	(27,609)	(12,079)	—	—	—
Benefit from income taxes	304	—	—	—	—

Loss from continuing operations	$(27,305)	$(12,079)	$—	$—	$—
Income (loss) from discontinued operations, net of tax (1)(2)	$8,370	$74,356	$8,285	$(24,654)	$(35,425)

Net (loss) income	$(18,935)	$62,277	$8,285	$(24,654)	$(35,425)
Diluted (loss) earnings per share:
From continuing operations	$(1.84)	$(0.85)	$—	$—	$—
From discontinued operations	$0.56	$5.22	$0.60	$(1.91)	$(2.81)
From net (loss) income	$(1.28)	$4.37	$0.60	$(1.91)	$(2.81)

Weighted average diluted common shares	14,827,800	14,247,480	13,706,889	12,887,979	12,628,408

(1) Includes certain non-cash, stock-based compensation, as follows:

Research and development	$1,330	$817	$—	$—	$—
Sales and marketing	686	290	—	—	—
General and administration	977	811	—	—	—
Discontinued operations	127	405	819	—	309

(2) Includes inventory and inventory related charges and (credits), as follows:

Inventory and inventory related charges associated with restructuring	$—	$175	$3,094	$—	$—
Credits from utilization of inventory previously written off in 2001	—	(218)	(215)	(323)	(773)

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$89,166	$102,988	$68,599	$50,219	$69,026
Working capital	87,352	101,202	52,743	38,435	50,116
Total assets	95,237	118,853	84,690	77,670	94,413
Total stockholders’ equity	92,178	107,508	66,184	52,190	76,270

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Form 10-K. This report contains forward-looking statements, which involve risks and uncertainties. We make such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described above in Item 1A under “Risk Factors.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. Forward-looking statements include statements regarding the future or Soapstone’s expectations, beliefs, intentions or strategies regarding the future and may be identified by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” and “would” and similar expressions. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

The Company (Avici, Avici Systems, Soapstone Networks, Soapstone, we, or the Company) was incorporated in the State of Delaware on November 12, 1996 and was organized to design and develop core routers for the carrier market. Effective March 19, 2008, the Company changed its name to Soapstone Networks Inc. and now trades on the NASDAQ under the ticker symbol SOAP.

In February 2007, the Company announced its decision to launch Soapstone Networks (“Soapstone”). Soapstone is developing a next generation software product designed to help service providers and enterprises connect their physical networking infrastructure to Next Generation Network (NGN) software frameworks, and deploy services across their networks, by providing a multi-vendor, software-based network control plane. Soapstone is predominantly engaged in research and development activities as it continues to commercialize its Soapstone products.

As previously announced, the Company has exited the manufacture, sale and support of router products, making its last shipments in December 2007 and providing related support only through the end of December 2008. Accordingly, the Company is disclosing its historical activities associated with its legacy router products and services as discontinued operations. The Company does not anticipate any revenue associated with the legacy router products or related support in the future.

Since our inception, we have incurred significant losses. As of December 31, 2008, we had an accumulated deficit of $402.4 million. Although we recorded net income in 2007 and 2006, we were not able to sustain this profitability in 2008 as a result of our transition away from core router development and product sales. We expect to incur losses in 2009 as we continue to invest in Soapstone, with the objective of commercial introduction during the year. Given the early stage of our Soapstone products, we expect quarterly losses and negative cash flow in the near term and there can be no assurance that we will generate meaningful revenue or achieve profitability through our Soapstone products once introduced.

Revenue

Revenue we generate in 2009, if any, will be from our Soapstone products.

Research and Development

Research and development expenses consist primarily of salaries and related employee costs, contractor costs, depreciation expense on laboratory equipment, software maintenance and certain project costs. In 2009 we expect research and development expenses to decline, as a result of the Company’s decision in February 2009 to realign its cost structure and reduce its labor and labor related costs.

Sales and Marketing

Sales and marketing expenses have consisted primarily of salaries and related employee costs, tradeshows, travel, public relations and costs associated with other marketing events. In 2009, we expect to increase our spending, primarily in sales as we plan to expand our sales force in certain key geographic areas where we see the success of our products in such markets.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel as well as professional and compliance related fees. In 2009, we expect general and administrative expenses to continue at the current levels.

Discontinued Operations

As previously announced, the Company has exited the manufacture, sale and support of router products, making its last shipments in December 2007 and providing related support only through the end of December 2008. Accordingly, the Company has disclosed its historical activities associated with its legacy router products and services as discontinued operations in the Consolidated Statements of Operations. Prior years’ results associated with such legacy product and services were reclassified to reflect its presentation as discontinued operations. Income (loss) from discontinued operations include revenue, cost of revenue, research and development expenses, sales and marketing expenses, other income and income taxes. In addition in 2006 the expenses also include all the general and administrative expenses which existed at that time solely to support its legacy operations. Also included in 2006 was interest income earned from its cash and marketable securities. The Company recorded restructuring charges of approximately $0.3 million and $10.7 million in 2007 and 2006, respectively. All such charges were incurred in our legacy router operation which is as appropriately included in discontinued operations.

Stock-based Compensation

In 2005 and 2006, the Company granted 172,000 and 92,500 shares, respectively, of performance-based restricted stock to certain key employees of the Company. The performance criteria were met in 2007 and accordingly all unamortized expenses associated with such grants were expensed. The total charges associated with restricted stock grants were $0.3 million and $1.0 million in 2007 and 2006, respectively.

Beginning in 2006, the Company records share-based compensation expense under the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services.

Critical Accounting Policies

Soapstone considers the following accounting policies related to revenue recognition, long-lived assets and stock-based compensation to be critical accounting policies due to the estimation processes and judgments involved in each. The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Consistent with Statement of Position No. 97-2, Soapstone recognized revenue from legacy router product sales upon shipment or delivery to customers, including resellers, provided that a purchase order has been received or a contract has been executed, there were no uncertainties regarding customer acceptance, the sales price was fixed or determinable and collectability was deemed probable. If uncertainties regarding customer acceptance existed, the Company recognized revenue when those uncertainties were resolved. For arrangements that included the delivery of multiple elements, revenue was allocated to the various elements based on vendor-specific objective evidence of fair value (“VSOE”). The Company used the residual method when VSOE did not exist for one of the delivered elements in an arrangement. We generated revenue from support and maintenance as well as installation and service. We deferred revenue from support and maintenance contracts and recognized it ratably over the period of the related agreements. We recognized revenue from installation and other services as the work was performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria were recorded as deferred revenue. All revenue recognized has been from the Company’s legacy router operation which is reflected as discontinued operations. In the future when the Company commences commercial shipment of its new software products, if the Company is unable to meet one or all of the above criteria on a timely basis, revenue recognized for any reporting period could be adversely affected.

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

Results of Operations

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

Research and Development

Research and development expenses increased $10.3 million to $17.4 million in 2008 from $7.1 million in 2007. The increase in 2008 as compared to 2007 was primarily due to an increase in labor and labor related expenses as we continued to increase our resources associated with our research and development efforts.

Sales and Marketing

Sales and marketing expenses increased $4.2 million to $6.3 million in 2008 from $2.1 million in 2007. The increase in 2008 was due to an increase in labor and labor related expenses, tradeshows and other marketing programs associated with the Soapstone product as we continue to increase our investment in our sales and marketing efforts.

General and Administrative

General and administrative expenses remained constant at $6.6 million in 2008 and 2007.

Interest Income

Interest income decreased $1.1 million to $2.7 million in 2008 from $3.8 million in 2007. The decrease in 2008 was primarily due to lower interest rates.

Provision for Income Taxes

As of December 31, 2008, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $311.5 million and $159.4 million, respectively. As of December 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $294.1 million and $154.9 million, respectively. Approximately $18.5 million of the Company’s net operating loss carryforwards relate to deductions associated with the Company’s stock option plans, which will be benefited through stockholders’ equity if realized. The federal net operating loss carryforwards begin to expire in 2012 and state net operating loss carryforwards began to expire in 2007. As of December 31, 2008 the Company has gross federal and state research tax credit carryforwards of approximately $12.7 million and $9.9 million respectively, which will begin to expire in 2012. As of December 31, 2008 the Company also has AMT credit carryforwards of $1.2 million. The utilization of the net operating loss, research tax credit and AMT credit carryforwards may be subject to annual limitations should there be changes in the ownership of the Company. At December 31, 2008 and 2007, the Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the realizability of this asset.

Discontinued Operations

The Company has exited the manufacture, sale and support of router products, making its last shipments in December 2007 and providing related support only through the end of December 2008. Accordingly income from discontinued operations decreased $66 million in 2008 to $8.4 million from $74.4 million in 2007.

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

Research and Development

Research and development expenses related to continuing operations were $7.1 million in 2007. The Company had not commenced its new software operation until 2007. All research and development for years prior to 2007 were solely to support its legacy router operations which have been reported as discontinued operations. Accordingly, there were no comparable expenses in 2006.

Sales and Marketing

Sales and marketing expenses related to continuing operations were $2.1 million in 2007. The Company had not commenced its new software operation until 2007. All sales and marketing for years prior to 2007 were solely to support its legacy router operations which have been reported as discontinued operations. Accordingly, there were no comparable expenses in 2006.

General and Administrative

General and administrative expenses related to continuing operations were $6.6 million in 2007. The Company’s general and administrative expenses for years prior to 2007 were solely to support its legacy router operations which have been reported as discontinued operations. Accordingly, there were no comparable expenses in 2006.

Interest Income

Interest income was $3.8 million in 2007. The Company’s interest income from its cash and marketable securities for years prior to 2007 was solely to support its legacy router operations which have been reported as discontinued operations. Accordingly, there was no comparable interest income in 2006.

Provision for Income Taxes

As of December 31, 2007, Soapstone had net operating loss carryforwards for federal and state income tax purposes of approximately $294.1 million and $154.9 million, respectively. As of December 31, 2006, Soapstone had net operating loss carryforwards for federal and state income tax purposes of approximately $349.9 million and $155.7 million, respectively. Approximately $18.5 million of the Company’s net operating loss carryforwards relate to deductions associated with Soapstone’s stock option plans, which will be benefited through stockholders’ equity if realized. The federal net operating loss carryforwards begin to expire in 2012 and state net operating loss carryforwards began to expire in 2007. As of December 31, 2007 Soapstone also had gross federal and state research tax credit carryforwards of approximately $12.4 million and $8.0 million respectively, which will begin to expire in 2012. The utilization of the net operating loss and research tax credit carryforwards may be subject to annual limitations based on changes in the ownership of the Company. At December 31, 2007 and 2006, the Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the realizability of this asset.

Discontinued Operations

The Company has exited the manufacture, sale and support of router products, making its last shipments in December 2007 and providing related support only through the end of December 2008. In addition, product revenue in 2007 was higher than 2006 since 2007 was benefited by end-of-life orders for the router products. Accordingly, income from discontinued operations increased $66.1 million in 2007 to $74.4 million from $8.3 million in 2006.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, from the exercise of stock options by employees. From inception through December 31, 2008, we raised approximately $427.7 million from these equity offerings. Net of the cash generated from discontinued operations, in 2008 we used $10.5 million in cash from operating activities, compared to $59.8 million gained in 2007 and $17.7 million gained in 2006. The significant use of our cash from operating activities in 2008 as compared to cash provided by operating activities 2007 and 2006 was primarily due to our exit from the manufacture and sale of our legacy router products in December 2007. We expect that in the future, working capital requirements will fluctuate based on the timing and magnitude of payments associated with Soapstone operating costs and future customer payment terms.

Purchases of property and equipment were $3.9 million in 2008, compared to $3.0 million in 2007, and $2.1 million in 2006. Purchases of property and equipment increased in 2008 as compared to 2007 primarily due to our increased investment in our new Soapstone operations. The timing and amount of future capital expenditures will depend primarily on our requirements for Soapstone. We expect that capital expenditures will be approximately $1.0 million to $1.5 million in 2009.

At December 31, 2008, we had cash and cash equivalents of $83.1 million and current marketable securities of $6.1 million totaling $89.2 million. On June 22, 2007, the Company distributed a special cash dividend of $2.00 per outstanding share of common stock, or $28.3 million. We believe that our existing cash, cash equivalents and marketable securities will meet our normal operating and capital expenditure needs beyond the next twelve months. However, we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all as our Soapstone products have not yet been fully tested. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our Soapstone products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

On February 19, 2009, we announced that we have engaged an investment banker to assist the Company in exploring strategic alternatives available to the Company for enhancing shareholder value. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. The Company’s strategic review is underway, but no timetable has been set for its completion.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

At December 31, 2008, our contractual obligations, which consist entirely of operating leases, were as follows (in thousands):

Fiscal Year	Operating Leases
2009	$744
2010	635
2011	663
2012	692
2013	720
2014	680

Total payments	$4,134

Payments made under operating leases will be treated as rent expense for the facilities. In addition, associated with the lease, the Company is obligated to pay common area maintenance charges and real estate taxes which could vary each year.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in FASB Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS 141R. That replaces FASB Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R will now require acquisition costs to be expensed as incurred; restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement beginning in fiscal year 2009. The adoption of the provisions of SFAS 141R is not expected to have a material impact on the Company’s historical financial position or results of operations. The adoption of SFAS 141R will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on the Company’s financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and, to a lesser extent, foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and federal agency obligations with a weighted-average maturity of less than one year. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2008, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our other fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Carrying Value at December 31, 2008 (in thousands)
	Maturing in
	2009	Grand total
Cash and Cash Equivalents	$83,124	$83,124
Weighted Average Interest Rate	1.40%	1.40%
Marketable Securities	$6,042	$6,042
Weighted Average Interest Rate	2.80%	2.80%
Total Portfolio	$89,166	$89,166
Weighted Average Interest Rate	1.50%	1.50%

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

Soapstone has no off-balance sheet concentrations such as foreign exchange contracts, option contracts, or other foreign currency hedging arrangements.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SOAPSTONE NETWORKS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Soapstone Networks, Inc.

We have audited the accompanying consolidated balance sheets of Soapstone Networks, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Soapstone Networks, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Soapstone Networks, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 10, 2009

SOAPSTONE NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$83,124	$88,903
Marketable securities	6,042	11,085
Trade accounts receivable	—	11,769
Prepaid expenses and other current assets	1,245	790

Total current assets	90,411	112,547

Property and equipment, at cost:
Computer equipment	10,432	7,313
Laboratory and test equipment	15,878	15,842
Leasehold improvements	867	299
Furniture and fixtures	672	447

	27,849	23,901
Less—Accumulated depreciation and amortization	23,560	20,595

Net property and equipment	4,289	3,306
Long-term marketable securities	—	3,000
Prepaid rents and non-current assets	537	—

	$95,237	$118,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,357	$4,167
Accrued payroll and payroll-related costs	1,254	4,019
Accrued other	448	816
Deferred revenue	—	2,343

Total current liabilities	3,059	11,345
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value—
Authorized 5,000,000 shares
Issued and outstanding—none	—	—
Common stock, $0.0001 par value—
Authorized—250,000,000 shares
Issued—15,440,267 shares at December 31, 2008 and 15,347,185 shares at December 31, 2007	2	2
Additional paid-in capital	491,134	487,529
Common stock warrants	6,321	6,321
Treasury stock, at cost—573,397 shares	(2,870)	(2,870)
Accumulated deficit	(402,409)	(383,474)

Total stockholders’ equity	92,178	107,508

	$95,237	$118,853

The accompanying notes are an integral part of these consolidated financial statements.

SOAPSTONE NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except share and per share amounts)
Revenue	$—	$—	$—

Cost of revenue	—	—	—

Gross margin	—	—	—
Research and development (1)	17,401	7,149	—
Sales and marketing (1)	6,258	2,117	—
General and administrative (1)	6,615	6,584	—

Total operating expenses	30,274	15,850	—

Loss from continuing operations before interest and income taxes	(30,274)	(15,850)	—
Interest income	2,665	3,771	—

Loss from continuing operations before income taxes	(27,609)	(12,079)	—
Benefit from income taxes	304	—	—

Loss from continuing operations	$(27,305)	$(12,079)	$—

Income from discontinued operations, net of income tax benefit (provision) of $0.2 million, $(1.2) million and $(0.2) million, respectively (1)(2)	$8,370	$74,356	$8,285

Net (loss) income	$(18,935)	$62,277	$8,285

Basic (loss) earnings per share:
Continuing operations	$(1.84)	$(0.85)	$—
Discontinued operations	$0.56	$5.22	$0.62
Net (loss) income	$(1.28)	$4.37	$0.62
Diluted (loss) earnings per share:
Continuing operations	$(1.84)	$(0.85)	$—
Discontinued operations	$0.56	$5.22	$0.60
Net (loss) income	$(1.28)	$4.37	$0.60

Weighted average basic shares	14,827,800	14,247,480	13,309,017
Weighted average diluted shares	14,827,800	14,247,480	13,706,889

Dividends declared and paid per share	$—	$2.00	$—
(1) Includes certain non-cash, stock-based compensation associated with stock option grants, as follows:
Research and development	$1,330	$817	$—
Sales and marketing	686	290	—
General and administrative	977	811	—
Discontinued operations	127	405	819

(2) Includes inventory charges and (credits), as follows:
Inventory and inventory related charges associated with restructuring	$—	$175	$3,094
Credits from utilization of inventory previously written off in 2001	—	(218)	(215)

The accompanying notes are an integral part of these consolidated financial statements.

SOAPSTONE NETWORKS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Common Stock Warrants	Treasury Stock		Deferred Compensation and Other Consideration	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.0001 Par Value			Shares	Amount
	(in thousands)
Balance, December 31, 2005	13,669	$1	$474,976	$6,321	(492)	$(2,200)	$(1,211)	$(425,697)	$52,190

Issuance of stock relating to Employee Stock Purchase Plan	32		117						117
Issuance of restricted stock to employees	92								—
Stock-based compensation			1,907						1,907
Exercise of common stock options	708		3,819						3,819
Modification of stock options			135						135
Purchase of treasury stock at cost					(19)	(155)			(155)
Forfeiture of restricted stock due to employee terminations	(92)		(114)						(114)
Reversal of deferred compensation upon adoption of SFAS 123(R)			(1,211)				1,211		—
Net income	—	—	—	—	—	—	—	8,285	8,285

Balance, December 31, 2006	14,409	$1	$479,629	$6,321	(511)	$(2,355)	$—	$(417,412)	$66,184

Issuance of stock relating to Employee Stock Purchase Plan	24		81						81
Stock-based compensation			2,660						2,660
Exercise of common stock options	914	1	5,029						5,030
Modification of stock options			130						130
Purchase of treasury stock at cost					(62)	(515)			(515)
Dividends declared and paid								(28,339)	(28,339)
Net income	—	—	—	—	—	—	—	62,277	62,277

Balance, December 31, 2007	15,347	$2	$487,529	$6,321	(573)	$(2,870)	$—	$(383,474)	$107,508

Issuance of stock relating to Employee Stock Purchase Plan	42		129						129
Stock-based compensation			3,120						3,120
Exercise of common stock options	51		233						233
Tax benefit related to exercise of stock options			123						123
Net loss	—	—	—	—	—	—	—	(18,935)	(18,935)

Balance, December 31, 2008	15,440	$2	$491,134	$6,321	(573)	$(2,870)	$—	$(402,409)	$92,178

The accompanying notes are an integral part of these consolidated financial statements.

SOAPSTONE NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(18,935)	$62,277	$8,285
Adjustments to reconcile net (loss) income to net cash from operating activities—
Non-cash restructuring expenses	—	—	1,580
Depreciation and amortization	2,964	4,595	6,323
Stock-based compensation	3,120	2,768	1,900
Amortization of common stock warrant discount—product	—	—	527
Tax benefit related to exercise of stock options	(123)	—	—
Reversal of provision for doubtful accounts	—	(145)	—
Gain on sale of fixed assets	(146)	(95)	—
Changes in current assets and liabilities—
Trade accounts receivable	11,769	(8,041)	2,539
Inventories	—	5,438	2,867
Prepaid expenses and other current assets	(455)	100	611
Other non-current assets	(537)	—	—
Accounts payable	(2,687)	1,325	(4,568)
Accrued payroll and payroll related	(2,765)	1,522	(17)
Accrued restructuring costs	—	(2,413)	2,413
Accrued other	(368)	(324)	(396)
Deferred revenue	(2,343)	(7,249)	(4,378)

Net cash (used in) provided by operating activities	(10,506)	59,758	17,686

Cash flows from investing activities:
Proceeds from the sale and maturity of marketable securities	14,128	54,738	67,184
Purchases of marketable securities	(6,085)	(39,903)	(48,858)
Purchases of property and equipment	(3,947)	(2,979)	(2,087)
Proceeds from sale of fixed assets	146	110	—
Release (deposits) of restricted cash	—	1,243	(1,000)

Net cash provided by investing activities	4,242	13,209	15,239

Cash flows from financing activities:
Payments of dividends	—	(28,339)	—
Repurchase of common stock	—	(515)	(155)
Proceeds from employee stock purchase plan	129	81	117
Tax benefit related to exercise of stock options	123	—	—
Proceeds from exercise of stock options	233	5,030	3,819

Net cash provided by (used in) financing activities	485	(23,743)	3,781

Net (decrease) increase in cash and cash equivalents	(5,779)	49,224	36,706
Cash and cash equivalents, beginning of year	88,903	39,679	2,973

Cash and cash equivalents, end of year	$83,124	$88,903	$39,679

The accompanying notes are an integral part of these consolidated financial statements.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(all tabular amounts in thousands except share and per share data)

(1)	OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company and subsidiaries (Soapstone, or the Company) was incorporated in the State of Delaware on November 12, 1996 and was organized to design and develop core routers for the carrier market.

In February 2007, the Company announced its decision to launch Soapstone Networks (“Soapstone”). Soapstone is expected to help network providers of all types connect their physical transport infrastructure to the Next Generation Network (NGN) software infrastructure. The Soapstone products are primarily in the research and development stage. On February 28, 2008 the Company announced that effective March 19, 2008 it would change its name to Soapstone Networks Inc. and trade in the NASDAQ under the ticker symbol SOAP.

As previously announced, the Company has exited the manufacture, sale and support of router products, making its last shipments in December 2007 and providing related support only through the end of December 2008. The Company will no longer have continuing involvement with the legacy router business beyond 2008 and accordingly, the Company is disclosing its historical activities associated with its legacy router products and services as discontinued operations. The Company does not anticipate any revenue associated with the legacy router products or related support in the future.

Soapstone is subject to a number of risks and challenges similar to other companies in a similar stage of development. These risks include, but are not limited to, difficulties identifying, analyzing and consummating strategic alternatives, its need to successfully develop and market a commercially usable product, the limited number of products we are developing, the development of the market for the Soapstone products, the current financial crisis and uncertainty in global economic and industry conditions, the limited operating history of the Soapstone products, and competition from substitute products and larger companies with greater financial, technical, management and marketing resources.

The Company recorded a net loss of $18.9 million in 2008 and net income of approximately $62.3 and $8.3 million for the years ended December 31, 2007 and 2006, respectively. At December 31, 2008, the Company had an accumulated deficit of approximately $402.4 million and has funded those losses primarily through the sale of redeemable convertible preferred stock, the proceeds from the sale of its common stock and certain capital leases. Although the Company posted net income in its recent years, it was unable to sustain its profitability in 2008 as a result of its decision to transition away from core router development and product sales. The Company’s future profitability is dependent on its successful development, marketing and sale of its Soapstone products. The Company expects to meet its future working capital, marketing and research and development needs using its existing cash, cash equivalents and marketable securities until the Company returns to profitability. However, we could be required, or could elect to raise additional funds during that period and we may need to raise additional capital in the future.

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in these notes to consolidated financial statements.

(a)	Revenue Recognition

Soapstone records revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” (SOP 97-2) and all related interpretations. The Company recognized revenue from product sales upon shipment or delivery to customers, including resellers, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(all tabular amounts in thousands except share and per share data)

determinable and collectability is deemed probable. If uncertainties regarding customer acceptance existed, the Company recognized revenue when those uncertainties were resolved. For arrangements that included the delivery of multiple elements, revenue was allocated to the various elements based on vendor-specific objective evidence of fair value (“VSOE”). The Company used the residual method when VSOE did not exist for one of the delivered elements in an arrangement. Revenue from support and maintenance contracts was recognized ratably over the period of the related agreements. Revenue from installation and other services was recognized as the work was performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria were recorded as deferred revenue in the past. All revenue recognized has been from the Company’s legacy router operation which is reflected as discontinued operations.

(b)	Cash, Cash Equivalents and Marketable Securities

Soapstone follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its marketable securities as held-to-maturity and recorded them at amortized cost, which approximates market value. Unrealized losses, if any, are primarily due to rising interest rates and are considered temporary in nature. Soapstone considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include money markets, certificates of deposit and commercial paper. In the third quarter of 2008, as a result of significant deterioration in credit rating and financial position of one of the securities held by the Company and upon the recommendation of its external portfolio manager, the Company liquidated this security approximately three months prior to its maturity. The net carrying amount of this security was $2.1 million and the sale resulted in a realized loss of less than $0.01 million.

As of December 31, 2008, cash, cash equivalents and marketable securities consisted of the following:

Securities	Remaining Maturities	Amortized Cost	Fair Market Value	Unrealized Gain (Loss)
Commercial Paper	Within 1 year	$1,980	$1,993	$13
Corporate Bonds	Within 1 year	4,062	4,067	5

Total marketable securities		6,042	6,060	18
Cash and cash equivalents		83,124	83,124	—

Total cash, cash equivalents and marketable securities		$89,166	$89,184	$18

As of December 31, 2007, cash, cash equivalents and marketable securities consisted of the following:

Securities	Remaining Maturities	Amortized Cost	Fair Market Value	Unrealized Gain (Loss)
Commercial Paper	Within 1 year	$2,457	$2,462	$5
Corporate Bonds	Within 1 year	7,628	7,629	1
U.S. Government Obligations	Within 1 year	1,000	1,001	1
U.S. Government Obligations	1–2 years	3,000	3,004	4

Total marketable securities		14,085	14,096	11
Cash and cash equivalents		88,903	88,903	—

Total cash, cash equivalents and marketable securities		$102,988	$102,999	$11

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

(d)	Depreciation, Amortization and Impairment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Soapstone provides for depreciation and amortization on the straight-line basis and charges to operations amounts that allocate the cost of the assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Computer equipment	3 years
Laboratory and test equipment	1.5-3 years
Leasehold improvements	Shorter of lease term or useful life of asset
Furniture and fixtures	5 years

Depreciation and amortization expense was $3.0 million, $4.6 million, and, $6.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

(e)	Concentrations of Credit and Other Risks

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company’s principal credit risk relates to its cash, cash equivalents, marketable securities and accounts receivable. The Company invests its excess cash, cash equivalents and marketable securities primarily in deposits with commercial banks and high-quality corporate securities. One customer accounted for 100% of trade receivables at December 31, 2007.

Soapstone has no off-balance sheet concentrations such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

(f)	Fair Value of Financial Instruments

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

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(all tabular amounts in thousands except share and per share data)

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

All of the fair values of the Company’s investment instruments presented in Note 1(b) were based on level 1 inputs as described above, to determine their fair values as of December 31, 2008.

(g)	Research and Development and Software-Development Costs

Research and development costs are expensed as incurred. The Company accounts for its software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Accordingly, the costs for the development of software and enhancements are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. Soapstone determines technological feasibility has been established at the time at which a working model of the software has been completed. Because Soapstone believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

(h)	Net Loss per Share and Pro Forma Net Loss per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options, common stock warrants and restricted common stock. The dilutive effect of in-the-money options and warrants is calculated based on the average share price for each fiscal period using the treasury stock method. Basic and diluted net loss per share is the same for periods with loss and all outstanding employee stock options, common stock warrants and unvested restricted stock are excluded, as they are considered anti-dilutive. In situations where a company reports continuing operations, as well as discontinued operations, the shares used to determine basic or diluted earnings per share is based on earnings or loss associated with continuing operations. Since the Company’s continuing operations generate a loss, the diluted shares are the same as basic shares even in years with net income.

Options to purchase a total of 3,263,653 shares, 2,420,480 shares and 2,478,365 have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2008, 2007 and 2006 respectively. Unvested restricted stock of 179,500 has been excluded from the computation of diluted

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(all tabular amounts in thousands except share and per share data)

weighted average shares outstanding for the year ended December 31, 2006. Warrants to purchase 800,000 shares of common stock have been excluded from the computation of diluted weighted average shares outstanding for all the years presented.

(i)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances involving non-owner sources. During all periods presented, Soapstone did not have any items of comprehensive income (loss) other than its reported net income (loss).

(j)	Stock-Based Compensation

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Prior to 2008 the Company has utilized expected volatilities based on historical volatility since the Company was significantly restructuring its business. However since 2008 expected volatilities are based on blended volatility derived from historical and implied volatilities of the Company’s common stock since the business has been restructured and hence the market is able to effectively price its traded options. The expected term represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Risk-free interest rate	2.82%	4.52%	4.86%
Expected dividend yield	—	—	—
Expected term	4.14 years	4.20 years	3.64 years
Expected volatility	66%	76%	73%
Expected forfeiture	21.70%	23.22%	19.15%
Weighted average grant date fair value per share of options granted	$2.98	$4.08	$3.53

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(all tabular amounts in thousands except share and per share data)

The fair value of grants made under the employee stock purchase plan in 2008 was calculated using the following assumptions: risk-free interest rate of 1.48%, expected term of 0.5 to 2.0 years and expected volatility of 69.4%. The fair value of grants made under the employee stock purchase plan in 2007 was calculated using the following assumptions: risk-free interest rate of 4.34%, expected term of 0.5 years and expected volatility of 75.3%. The fair value of grants made under the employee stock purchase plan in 2006 was calculated using the following assumptions: risk-free interest rate of 4.49%, expected term of 0.5 years and expected volatility of 82.8%.

(k)	Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. In 2007, the Company announced its transition away from core router development and product sales to focus on its Soapstone products. The Company completed the final shipments of its core router products in the fourth quarter of 2007 and related support ended in 2008. During this transition the chief operating decision maker, or decision making group commenced assessing performance and allocation of resources between its legacy core router product and service and its Soapstone product development. Accordingly, commencing in 2007, Soapstone operated in two operating segments—core router and Soapstone. However, since the Company has begun disclosing its legacy router operations as discontinued operations, the Company has concluded that it has reverted to operating in only one segment, the Soapstone segment.

(l)	Discontinued Operations

As previously announced, the Company has exited the manufacture, sale and support of router products, making its last shipments in December 2007 and providing related support only through the end of December 2008. Accordingly, the Company has disclosed its historical activities associated with its legacy router products and services as discontinued operations in the Consolidated Statements of Operations. Prior years’ operating results associated with such legacy products and services include adjustments to reflect its presentation as discontinued operations. Income (loss) from discontinued operations include revenue, cost of revenue, research and development expenses, sales and marketing expenses, other income and income taxes. In addition for the year 2006 the expenses also include all the general and administrative expenses which existed at that time solely to support its legacy operations. Also included in 2006 was interest income earned from its cash and marketable securities.

The Company’s assets as of December 31, 2008 are all related to continuing operations. Property, plant and equipment associated with discontinued operations have zero net book value at the end of 2008 and will be written off once such assets are abandoned in 2009. Substantially all of the December 31, 2008 liabilities and accrued expenses relate to continuing operations. Assets associated with discontinued operations as of December 31, 2007 primarily relate to trade accounts receivable of $11.8 million. Liabilities associated with discontinued operations as of December 31, 2007 relate to all the deferred revenue and a portion of the accrued liabilities and payables.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(all tabular amounts in thousands except share and per share data)

(m)	Principles of Consolidation

The consolidated financial statements include the accounts of Soapstone Networks Inc. and all of its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

(n)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”) . SFAS 141R retains the fundamental requirements in FASB Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS 141R. That replaces FASB Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R will now require acquisition costs to be expensed as incurred; restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement beginning in fiscal year 2009. The adoption of the provisions of SFAS 141R is not expected to have a material impact on the Company’s historical financial position or results of operations. The adoption of SFAS 141R will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on the Company’s financial position and results of operations.

(2)	SPECIAL DIVIDEND

On June 22, 2007, the Company distributed a special cash dividend of $2.00 per outstanding share of common stock, or $28.3 million, to shareholders of record as of June 11, 2007. As required under its equity plans, the Company made anti-dilution adjustments to reflect the impact of the special cash dividend to the total number of shares authorized under the plans, the number of shares subject to outstanding options, the number of shares available for future grant and the exercise price per share of outstanding options. Such adjustments in connection with the payment of an extraordinary dividend are intended to equitably offset the decline in stock price following the payment of such a dividend, particularly given that option holders are not entitled to receive the cash distribution. Prior to the distribution and as approved by its shareholders at the Company’s annual meeting, the Company modified its 2000 Non-Employee Director Stock Option Plan to clarify and broaden the anti-dilution provisions, which resulted in the Company recording a charge of $0.1 million. All share and per share information with respect to options to purchase common stock have been retroactively restated to reflect the special dividend.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(all tabular amounts in thousands except share and per share data)

(3)	STOCKHOLDERS’ EQUITY

(a)	Share Repurchase Program

During the third quarter of 2002, the Board of Directors authorized a share repurchase program, in effect for a one year period, to acquire up to 1.5 million shares of the Company’s common stock in the open market at times and prices considered appropriate by the Company. The share buyback program was initiated during the fourth quarter of 2002, and during the program the Company purchased 482,308 shares at an aggregate cost of approximately $2.1 million. The share repurchase program terminated during the third quarter of 2003.

(b)	Common Stock Warrants

In January 2004, in connection with a three-year strategic OEM agreement with a channel partner related to its legacy router business, the Company issued a warrant to purchase 800,000 shares of the Company’s common stock at an exercise price of $6.03 per share (as adjusted for the $2.00 special cash dividend paid on June 22, 2007 to common stockholders of record on June 11, 2007). The agreement provided the channel partner with the ability, but not the obligation, to purchase equipment and services from the Company for its own use or for resale. The warrant is non-forfeitable, has a term of approximately seven years from the date of issuance and is exercisable thereafter. The right to exercise the warrant may have been accelerated if the channel partner achieved certain performance milestones or may be accelerated upon a change in control at the discretion of the Company.

(c)	Equity-Based Compensation Plans

The Company currently has three stock incentive plans: the Amended and Restated 1997 Stock Incentive Plan (the “1997 Plan”) and the Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”) and the 2008 Global Stock Plan (“2008 Plan”). A total of approximately 3.3 million shares of common stock have been reserved for issuance under these plans. The 2008 Plan is the only plan under which new awards are currently being issued. The maximum number of shares with respect to which awards may be granted to any employee under the 2008 Plan shall not exceed 650,000 shares of common stock during any calendar year. The awards granted under the 2008 Plan expire no later than seven years from the date of grant. Shares not yet issued under the 2000 Plan and 1997 Plan and shares that are cancelled, forfeited or terminated under those plans are not available under the 2008 Plan.

The Plans provide for the grant of stock-based awards to Soapstone’s employees, officers, directors, consultants and advisors. Under the Plans, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, options not intended to qualify as incentive stock options, restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of Soapstone.

(d)	2000 Nonemployee Director Stock Option Plan

In May 2007, the Company’s stockholders approved the Amended and Restated 2000 Nonemployee Director Stock Option Plan (the “Director Plan”). A total of 130,000 shares of common stock had been authorized for issuance under the Director Plan. On January 1 of each year, commencing with January 1, 2008, the aggregate number of shares available for grant under the plan were to automatically increase by the number of shares necessary to cause the total number of shares then available for grant to be 130,000 shares. However, in 2008 the Director Plan was discontinued and all future grants will be made under the new 2008 Plan.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(all tabular amounts in thousands except share and per share data)

(e)	Option Grants

Option activity under all stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding, December 31, 2005	3,701,480	$6.65	7.3

Granted	834,600	5.00
Exercised	(920,617)	4.14
Forfeited—Cancelled	(1,137,098)	7.73

Outstanding, December 31, 2006	2,478,365	$6.68	7.4

Granted	1,265,450	6.75
Exercised	(1,001,578)	5.02
Forfeited—Cancelled	(321,757)	9.47

Outstanding, December 31, 2007	2,420,480	$7.04	7.9

Granted	1,410,250	5.75
Exercised	(50,877)	4.69
Forfeited—Cancelled	(516,200)	8.34

Outstanding, December 31, 2008	3,263,653	$6.31	7.6

The following table summarizes information relating to outstanding and exercisable stock options as of December 31, 2008:

Exercise Price	Options Outstanding			Exercisable
	Number of Shares Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 2.15-3.54	281,281	6.6	$ 2.79	50,015	$ 3.03
3.55-3.55	379,492	6.3	3.55	346,992	3.55
3.81-4.68	369,617	7.0	4.46	167,630	4.66
4.80-5.91	153,941	5.9	5.51	90,604	5.71
6.08-6.08	742,173	8.3	6.08	278,364	6.08
6.10-6.72	58,384	6.2	6.36	19,884	6.15
6.76-6.76	725,750	9.4	6.76	105,807	6.76
6.80-8.18	328,538	8.1	7.52	130,901	7.63
8.27-15.91	183,445	5.9	10.02	123,711	10.21
15.91-76.92	41,032	2.4	45.45	41,032	45.45

$ 2.15-76.92	3,263,653	7.6	$ 6.31	1,354,940	$ 6.89

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(all tabular amounts in thousands except share and per share data)

The aggregate intrinsic value of outstanding options calculated as the difference between the market value of the Company’s common stock as of December 31, 2008 and the exercise price was less than $0.1 million, of which none were vested. The intrinsic value of options exercised calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option was $0.1 million, $4.1 million and $1.9 million in 2008, 2007 and 2006 respectively.

As of December 31, 2008, total unrecognized compensation cost was approximately $2.1 million related to unvested stock-based compensation arrangements granted under the Company’s stock plans and is expected to be recognized over a weighted-average period of less than one year.

(f)	Restricted Stock Grants

In 2005 and 2006, the Company granted 172,000 and 92,500 shares, respectively, of performance-based restricted stock to certain key employees of the Company. The performance criteria were met in 2007 and accordingly all unamortized expenses associated with such grants were expensed. The total charges associated with restricted stock grants were $0.3 million and $1.0 million in 2007 and 2006, respectively.

(g)	2000 Employee Stock Purchase Plan

A total of 187,500 shares of common stock have been reserved for issuance under the 2000 Employee Stock Purchase Plan. The plan contains consecutive, overlapping, 24-month offering periods. Each offering period includes four consecutive six-month purchase periods. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period, whichever is lower. Participation is limited to 10% of the employee’s eligible compensation, not to exceed $25,000 per calendar year or amounts allowed by the Internal Revenue Code. In addition the plan limits the number of shares available to purchase at each purchase date to 500 shares per participant. On January 1 of each year, commencing with January 1, 2001, the aggregate number of shares of common stock available for purchase under the 2000 Employee Stock Purchase Plan will automatically increase by the number of shares necessary to cause the total number of shares then available for purchase to be 187,500 shares. During the years ended December 31, 2008, 2007 and 2006, Soapstone sold 42,205 shares, 23,625 shares and 31,700 shares, respectively, to employees under the 2000 Employee Stock Purchase Plan.

(h)	Shareholder Rights Agreement

On December 5, 2001, the Board of Directors enacted a stockholder rights agreement and declared a dividend of one preferred share purchase right for each outstanding share of common stock outstanding at the close of business on December 17, 2001 to the stockholders of record on that date. Each stockholder of record as of December 17, 2001 received a summary of the rights and any new stock certificates issued after the record date contain a legend describing the rights. Each preferred share purchase right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $160.00 per one one-thousandth of a Preferred Share, subject to adjustment, upon the occurrence of certain triggering events, including the purchase of 15% or more of Soapstone’s outstanding common stock by a third party. Until a triggering event occurs, the common stockholders have no right to purchase shares under the stockholder rights agreement. If the right to purchase the preferred stock is triggered, the common stockholders will have the ability to purchase sufficient stock to significantly dilute the 15% or greater holder.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(all tabular amounts in thousands except share and per share data)

(4)	RESTRUCTURING AND IMPAIRMENT CHARGES

The Company recorded restructuring charges of approximately $0.3 million and $10.7 million in 2007 and 2006, respectively associated with workforce reduction, retention plan, excess inventory, impairment and other costs. All such charges were incurred in our legacy router operation which is reflected as discontinued operations.

(5)	INCOME TAXES

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

In 2008 and 2007, the Company recognized a $0.5 million current benefit and $1.2 million current provision, respectively, for federal and state income taxes, after giving benefit to the utilization of net operating loss carryforwards. As of December 31, 2008, Soapstone had net operating loss carryforwards for federal and state income tax purposes of approximately $311.5 million and $159.4 million, respectively. As of December 31, 2007, Soapstone had net operating loss carryforwards for federal and state income tax purposes of approximately $294.1 million and $154.9 million, respectively. Approximately $18.5 million of the Company’s net operating loss carryforwards relate to tax deductions associated with the Company’s stock option plans, which will be benefited through stockholders’ equity if realized. The federal net operating loss carryforwards begin to expire in 2012 and state net operating loss carryforwards began to expire in 2007. As of December 31, 2008 the Company has gross federal and state research tax credit carryforwards of approximately $12.7 million and $9.9 million respectively, which will begin to expire in 2012. As of December 31, 2008 the Company also has AMT credit carryforwards of $1.2 million.

The utilization of the net operating loss and research tax credit carryforwards may be subject to annual limitations based on changes in the ownership of the Company. This limitation is determined based upon the Company’s value immediately prior to an ownership change. Based upon a limited review of the historical changes in ownership, the Company does not believe there are any limitations to the usage of its net operating loss, research tax credit and AMT credit carryforwards. The Company intends to undertake a more complete review of the changes in ownership to determine whether there may have been changes in ownership which might limit the use of the net operating loss, research tax credit and AMT credit carryforwards.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(all tabular amounts in thousands except share and per share data)

The approximate income tax effects of each type of temporary differences and carryforwards are as follows:

	December 31,
	2008	2007
Deferred Tax Assets:
Net operating loss carryforwards	$116,288	$109,969
Research and AMT credit carryforwards	20,254	18,801
Depreciation	2,273	1,751
Inventory	—	1,416
Stock Compensation	2,273	1,125
Other accruals	988	1,301

Gross deferred tax assets	142,076	134,363
Valuation allowance	(142,076)	(134,363)

Total deferred tax asset	—	—

Total deferred tax liabilities	—	—

Net deferred tax asset	$—	$—

The Company has concluded based on its historical tax position and operating results that realization of the deferred tax assets does not meet the “more likely than not” criteria under SFAS No. 109. Due to the uncertainty surrounding the realization of the deferred tax assets, the Company has provided a full valuation allowance against these amounts at December 31, 2008 and 2007. If in the future, based on information available and in accordance with SFAS No. 109, the Company releases a portion or all of its valuation allowance on its deferred tax assets, then a tax benefit would be recorded in that period.

A reconciliation between the statutory federal income tax rate and the Company’s effective tax rate follows:

	December 31,
	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
Benefit of net operating losses utilized	—	(33.7)	(33.1)
Change in valuation allowance	(34.4)	—	—
Other, net	2.0	0.7	—

	2.6%	2.0%	1.9%

The Company has conducted business overseas; as a result, one or more of its subsidiaries files income tax returns in various jurisdictions outside of the U.S. The Company generally remains subject to examination of its various income tax returns in its significant jurisdictions outside the U.S. after the date the return was filed. There are presently no examinations of returns filed in any of the jurisdictions and the Company has not been notified of any pending examinations.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(all tabular amounts in thousands except share and per share data)

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) as of January 1, 2007. The total amount of unrecognized tax benefits at January 1, 2007 and December 31, 2007 was less than $0.2 million. During 2008, there was a settlement of approximately $0.2 million, as a result of the expiration of the statute of limitations. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations. At January 1, 2007 and December 31, 2007 the Company did not have any interest or penalties accrued related to uncertain tax positions. As of December 31, 2008, there is no liability for unrecognized tax benefits. The activity associated with unrecognized tax benefit is as follows:

	2008	2007
Beginning of the year	$162	$162
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(162)	—
Settlements	—	—

Balance at the end of the year	$—	$162

The Company’s returns for 2005 and 2006 were examined by the Internal Revenue Service and accepted as filed. However, since the Company is in a tax loss carryforward position, the Company is generally subject to U.S. federal, state and local income tax examinations by tax authorities for all years for which a loss carryforward is available.

(6)	EMPLOYEE BENEFIT PLAN

Soapstone has a 401(k) Plan that provides for eligible employees to make contributions on a tax-deferred basis. All employees on the first day of the month following their date of employment are eligible to participate in the 401(k) Plan. Contributions are limited to 15% of their annual compensation, as defined, subject to certain IRS limitations. The Company may contribute to the Plan at its discretion. Employer contributions to the Plan were $0.2 million at both December 31, 2008 and December 31, 2007.

(7)	COMMITMENTS AND CONTINGENCIES

(a)	Leases

Future minimum payments due under lease agreements at December 31, 2008 are as follows:

Operating Leases
2009	$744
2010	635
2011	663
2012	692
2013	720
2014	680

Total payments	$4,134

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(all tabular amounts in thousands except share and per share data)

Rent expense from operating leases included in the accompanying consolidated statements of operations was approximately $0.8 million, $1.0 million, and $1.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. In addition, associated with the leases, the Company is obligated to pay common area maintenance charges and real estate taxes which could vary each year.

(b)	Guarantees and Product Warranties

The Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The following is a summary of agreements that the Company has determined to be within the scope of FIN 45.

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

The Company established warranty reserves for costs expected to be incurred after its final router product sale and delivery for deficiencies as required under specific product warranty provisions. The warranty reserves were determined based on the actual trend of historical charges incurred over the prior twelve-month period excluding any significant or infrequent issues, which are specifically identified and reserved for. The warranty liability is established when it is probable that customers will make claims and when a reasonable estimate of costs can be made. Warranty reserves at December 31, 2007 are included in “Accrued other” in the accompanying consolidated balance sheets. All warranties activities are associated with the legacy router operations which are reported as discontinued operations.

	2008	2007
Product warranty liability, beginning of year	$299	$284
Warranties issued during the period	—	549
Settlements made during the period	(299)	(534)

Product warranty liability, end of year	$—	$299

(c)	Litigation

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

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(all tabular amounts in thousands except share and per share data)

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

In June 2003, the Company elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If the proposed settlement had been approved by the Court, it would have resulted in the dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elected to participate in the proposed issuer settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed settlement was conditioned on, among other things, a ruling by the District Court that the claims against the Company and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement.

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

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(all tabular amounts in thousands except share and per share data)

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

In February 2009, an agreement-in-principle to settle the litigation in its entirety was reached, which agreement will be subject to negotiation, filing with the District Court of definitive settlement documents, and final approval by the District Court. While we can make no promises or guarantees as to the outcome of these proceedings, the Company does not believe that a loss is probable or reasonably estimable as of the balance sheet date.

In addition the Company received letters dated July 13, 2007 and July 25, 2007 from a putative shareholder, demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 by the underwriters of its initial public offering (“IPO”) and certain unidentified directors, officers and shareholders of the Company. The Company evaluated the demand and declined to prosecute the claim. On October 3, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against the lead underwriters of the Company’s IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s IPO on July 28, 2000, through at least July 27, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of the Company are named as defendants in this action. On October 29, 2007, the case was reassigned to Judge James L. Robart. On February 27, 2008, the putative shareholder filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to dismiss. Plaintiff filed her opposition to this motion on September 8, 2008, and the Issuer Defendants’ Reply in Support of Their Joint Motion to Dismiss was filed on October 23, 2008. Oral argument on all motions to dismiss was held on January 16, 2009, at which time the Judge took the pending motions to dismiss under advisement. The Judge has stayed discovery until he rules on all motions to dismiss. The Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

In addition, we are subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent employment, commercial and environmental matters. Although there can be no assurance, there are no such matters pending that we expect to be material with respect to our business, financial position or results of operations.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(all tabular amounts in thousands except share and per share data)

(8)	SUBSEQUENT EVENT

In February 2009, the Company announced that it had engaged an investment banker to assist in exploring strategic alternatives available to the Company for enhancing shareholder value. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. The Company’s strategic review is underway, but no timetable has been set for its completion. The Company also announced in February 2009 that it has undertaken an initiative to reduce permanent headcount by approximately 10% and its contractor workforce by approximately 75%, while lowering certain discretionary spending.

(9)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated Statement of Operations Data:

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net revenue	$—	$—	$—	$—
Gross margin	$—	$—	$—	$—
Loss from continuing operations	$(5,488)	$(7,172)	$(7,521)	$(7,124)
Income from discontinued operations	$1,771	$2,906	$1,691	$2,002

Net loss	$(3,717)	$(4,266)	$(5,830)	$(5,122)
(Loss) earnings per share—basic and diluted:
Continuing operations	$(0.37)	$(0.48)	$(0.51)	$(0.48)
Discontinued operations	$0.12	$0.20	$0.11	$0.13

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net revenue	$—	$—	$—	$—
Gross margin	$—	$—	$—	$—
Loss from continuing operations	$(1,896)	$(3,170)	$(3,286)	$(3,727)
Income from discontinued operations	$7,897	$15,237	$18,290	$32,932

Net income	$6,001	$12,067	$15,004	$29,205
(Loss) earnings per share—basic and diluted:
Continuing operations	$(0.14)	$(0.23)	$(0.23)	$(0.25)
Discontinued operations	$0.57	$1.09	$1.26	$2.24

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Soapstone, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”) pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, Soapstone’s principal executive officer and principal financial officer have concluded, that, as of the Evaluation Date, the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Soapstone’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

The Company has continued to make enhancements to its internal controls over financial reporting to meet its compliance requirements pursuant to Section 404 of Sarbanes-Oxley.

There were no changes in Soapstone’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect Soapstone’s internal control over financial reporting.

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

We have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Soapstone Networks (the Company)

We have audited Soapstone Networks, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Soapstone Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Soapstone Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Soapstone Networks, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Soapstone Networks, Inc. and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 10, 2009

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2008, under the heading of “Ownership of Management and Directors” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this Form 10-K:

1. All Financial Statements. (see “Consolidated Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2. Financial Statement Schedules. (see “Schedule II—Valuation and Qualifying Accounts,” which is included herein by reference)

3. Exhibits

The following exhibits are filed as part of and incorporated by reference into this Form 10-K:

Exhibit Number	Description of Document
3.1	Fourth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

3.2	Certificate of Amendment of Fourth Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.2 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (previously filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.4	Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (previously filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2002 (File No. 000-30865), which is incorporated herein by reference)

3.5	Amended and Restated By-Laws of the Company (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

4.1	Specimen certificate representing the Company’s Common Stock (previously filed as Exhibit 4.1 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

4.2	Common Stock Purchase Warrant, dated as of January 7, 2004, issued to Nortel Networks Limited by the Company (previously filed as Exhibit 4.1 to our Form 8-K filed with the Commission on January 8, 2004 (File No. 000-30865), which is incorporated herein by reference)

4.3	Shareholder Rights Agreement, dated as of December 6, 2001,between the Company and Mellon Investor Services LLC, as Rights Agent (previously filed as Exhibit 4.1 to our Form 8-K filed with the Commission on December 6, 2001 (File No. 000-30865), which is incorporated herein by reference)

10.1*	Amended and Restated 1997 Stock Incentive Plan, as amended (previously filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.2*	Amended and Restated 2000 Stock Option and Incentive Plan, as amended (previously filed as Exhibit 10.2 to our Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.3*	2000 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 10.3 to our
Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.4*	Amended and Restated 2000 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 10.4 to our Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008 (file No. 000-30865), which is incorporated herein by reference)

Exhibit Number	Description of Document
10.5*	2008 Global Stock Plan (previously filed as Appendix A to our Proxy Statement on Schedule 14A filed with the Commission on April 25, 2008 (File No. 000-30865), which is incorporated herein by reference)

10.6*	Executive Incentive Plan (previously filed as Exhibit 10.23 to our Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.7	Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended June 30, 2008 filed with the Commission on August 1, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.8	Form of Non-Qualified Stock Option Agreement (previously filed as Exhibit 10.3 to our Form 10-Q for the quarterly period ended June 30, 2008 filed with the Commission on August 1, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.9	Form of Non-Employee Director Automatic Grant Non-Qualified Stock Option Agreement (previously filed as Exhibit 10.4 to our Form 10-Q for the quarterly period ended June 30, 2008 filed with the Commission on August 1, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.10	Form of Stock Restriction Agreement (previously filed as Exhibit 10.5 to our Form 10-Q for the quarterly period ended June 30, 2008 filed with the Commission on August 1, 2008 (file
No. 000-30865), which is incorporated herein by reference)

10.11*	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 20, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.12	Lease dated May 15, 2008, between Company and RREEF AMERICA REIT III-Z1 LLC (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended June 30, 2008 filed with the Commission on August 1, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.13	Lease, dated July 10, 2007, between Company and BBC Equity Partners LLC (previously filed as Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2007 filed with the Commission on August 3, 2007 (File No. 000-30865), which is incorporated herein by reference)

10.14*	Severance Pay Agreement, dated March 15, 2006, with William Leighton (previously filed as Exhibit 10.2 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference), as amended by Amendment to Severance Pay Agreement, dated as of December 29, 2008 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 29, 2008 (File No. 000-30865), which is incorporated herein by reference)

10.15*	Severance Pay Agreement, dated August 28, 2006, with William J. Stuart (previously filed as Exhibit 10.2 to our Form 8-K filed with the Commission on September 1, 2006 (File
No. 000-30865), which is incorporated herein by reference) , as amended by Amendment to Severance Pay Agreement, dated as of December 29, 2008 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 29, 2008 (File No. 000-30865), which is incorporated herein by reference)

Exhibit Number	Description of Document
10.16*	Amended and Restated Severance Pay Agreement, dated November 7, 2006, with T.S. Ramesh (previously filed as Exhibit 10.4 to our Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 7, 2006 (File No. 000-30865), which is incorporated herein by reference) , as amended by Amendment to Severance Pay Agreement, dated as of December 29, 2008 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 29, 2008 (File No. 000-30865), which is incorporated herein by reference)

10.17*	Severance Pay Agreement, dated February 28, 2006, between the Company and Esmeralda Swartz (previously filed as Exhibit 10.4 to our Form 10-Q for the quarter ended March 31, 2008 filed with the Commission on May 6, 2008 (File No. 000-30865), which is incorporated herein by reference) , as amended by Amendment to Severance Pay Agreement, dated as of December 29, 2008 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 29, 2008 (File No. 000-30865), which is incorporated herein by reference)

10.18*	Retention Bonus Agreement, dated February 28, 2006, between Company and Esmeralda Swartz (previously filed as Exhibit 10.5 to our Form 10-Q for the quarter ended March 31, 2008 filed with the Commission on May 6, 2008 (File No. 000-30865), which is incorporated herein by reference)

10.19*	Severance Pay Agreement, dated July 14, 2008, between the Company and Michael J. Cayer (previously filed as Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 5, 2008 (File No. 000-30865), which is incorporated herein by reference) , as amended by Amendment to Severance Pay Agreement, dated as of December 29, 2008 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 29, 2008 (File No. 000-30865), which is incorporated herein by reference)

10.20*	Severance Pay Agreement, dated October 16, 2008, between the Company and Donald Wadas (previously filed as Exhibit 10.4 to our Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 5, 2008 (File No. 000-30865), which is incorporated herein by reference) , as amended by Amendment to Severance Pay Agreement, dated as of December 29, 2008 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 29, 2008 (File No. 000-30865), which is incorporated herein by reference)

21.1	Subsidiaries of Soapstone Networks Inc.

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included as part of the signature page of this Report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOAPSTONE NETWORKS INC.

By:	/s/ WILLIAM J. STUART
William J. Stuart
Chief Financial Officer, Treasurer and Senior Vice President of Finance

Date: March 10, 2009

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Soapstone Networks Inc., hereby severally constitute and appoint William J. Stuart, our true and lawful attorney, with full power to him, to sign for us in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and generally to do all things in our names and on our behalf in our capacities as officers and directors to enable Soapstone Networks Inc., to comply with the provisions of the Securities Act of 1933, as amended, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report and all amendments thereto.

Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Chairman and Director	March 10, 2009

/s/ WILLIAM LEIGHTON William Leighton	Chief Executive Officer and Director (principal executive officer)	March 10, 2009

/s/ WILLIAM J. STUART William J. Stuart	Chief Financial Officer, Treasurer and Senior Vice President of Finance (principal financial officer)	March 10, 2009

/s/ T.S. RAMESH T. S. Ramesh	Vice President of Finance (principal accounting officer)	March 10, 2009

/s/ ROBERT P. SCHECHTER	Director	March 10, 2009
Robert P. Schechter

/s/ WILLIAM INGRAM	Director	March 10, 2009
William Ingram

SOAPSTONE NETWORKS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

In thousands

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Accounts Receivable Reserves and Allowances
Year ended December 31, 2008	$—	$—	$—	$—

Year ended December 31, 2007	$145	$—	$(145)	$—

Year ended December 31, 2006	$145	$—	$—	$145

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Fourth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

3.2	Certificate of Amendment of Fourth Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.2 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (previously filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.4	Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (previously filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2002 (File No. 000-30865), which is incorporated herein by reference)

3.5	Amended and Restated By-Laws of the Company (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

4.1	Specimen certificate representing the Company’s Common Stock (previously filed as Exhibit 4.1 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

4.2	Common Stock Purchase Warrant, dated as of January 7, 2004, issued to Nortel Networks Limited by the Company. (previously filed as Exhibit 4.1 to our Form 8-K filed with the Commission on January 8, 2004 (File No. 000-30865), which is incorporated herein by reference)

4.3	Shareholder Rights Agreement, dated as of December 6, 2001,between the Company and Mellon Investor Services LLC, as Rights Agent (previously filed as Exhibit 4.1 to our Form 8-K filed with the Commission on December 6, 2001 (File No. 000-30865), which is incorporated herein by reference)

10.1*	Amended and Restated 1997 Stock Incentive Plan, as amended (previously filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.2*	Amended and Restated 2000 Stock Option and Incentive Plan, as amended (previously filed as Exhibit 10.2 to our Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.3*	2000 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 10.3 to our
Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.4*	Amended and Restated 2000 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 10.4 to our Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.5*	2008 Global Stock Plan (previously filed as Appendix A to our Proxy Statement on Schedule 14A filed with the Commission on April 25, 2008 (File No. 000-30865), which is incorporated herein by reference)

Exhibit Number	Description of Document
10.6*	Executive Incentive Plan (previously filed as Exhibit 10.23 to our Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.7	Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended June 30, 2008 filed with the Commission on August 1, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.8	Form of Non-Qualified Stock Option Agreement (previously filed as Exhibit 10.3 to our Form 10-Q for the quarterly period ended June 30, 2008 filed with the Commission on August 1, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.9	Form of Non-Employee Director Automatic Grant Non-Qualified Stock Option Agreement (previously filed as Exhibit 10.4 to our Form 10-Q for the quarterly period ended June 30, 2008 filed with the Commission on August 1, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.10	Form of Stock Restriction Agreement (previously filed as Exhibit 10.5 to our Form 10-Q for the quarterly period ended June 30, 2008 filed with the Commission on August 1, 2008 (file
No. 000-30865), which is incorporated herein by reference)

10.11*	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 20, 2006 (File No. 000-30865), which is incorporated herein by reference)

10.12	Lease dated May 15, 2008, between Company and RREEF AMERICA REIT III-Z1 LLC (previously filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended June 30, 2008 filed with the Commission on August 1, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.13	Lease, dated July 10, 2007, between Company and BBC Equity Partners LLC (previously filed as Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2007 filed with the Commission on August 3, 2007 (File No. 000-30865), which is incorporated herein by reference)

10.14*	Severance Pay Agreement, dated March 15, 2006, with William Leighton (previously filed as Exhibit 10.2 to our Form 8-K filed with the Commission on March 15, 2006 (File No. 000-30865), which is incorporated herein by reference) , as amended by Amendment to Severance Pay Agreement, dated as of December 29, 2008 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 29, 2008 (File No. 000-30865), which is incorporated herein by reference)

10.15*	Severance Pay Agreement, dated August 28, 2006, with William J. Stuart (previously filed as Exhibit 10.2 to our Form 8-K filed with the Commission on September 1, 2006 (File
No. 000-30865), which is incorporated herein by reference) , as amended by Amendment to Severance Pay Agreement, dated as of December 29, 2008 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 29, 2008 (File No. 000-30865), which is incorporated herein by reference)

10.16*	Amended and Restated Severance Pay Agreement, dated November 7, 2006, with T.S. Ramesh (previously filed as Exhibit 10.4 to our Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 7, 2006 (File No. 000-30865), which is incorporated herein by reference) , as amended by Amendment to Severance Pay Agreement, dated as of December 29, 2008 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 29, 2008 (File No. 000-30865), which is incorporated herein by reference)

Exhibit Number	Description of Document
10.17*	Severance Pay Agreement, dated February 28, 2006, between the Company and Esmeralda Swartz (previously filed as Exhibit 10.4 to our Form 10-Q for the quarter ended March 31, 2008 filed with the Commission on May 6, 2008 (File No. 000-30865), which is incorporated herein by reference) , as amended by Amendment to Severance Pay Agreement, dated as of December 29, 2008 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 29, 2008 (File No. 000-30865), which is incorporated herein by reference)

10.18*	Retention Bonus Agreement, dated February 28, 2006, between Company and Esmeralda Swartz (previously filed as Exhibit 10.5 to our Form 10-Q for the quarter ended March 31, 2008 filed with the Commission on May 6, 2008 (File No. 000-30865), which is incorporated herein by reference)

10.19*	Severance Pay Agreement, dated July 14, 2008, between the Company and Michael J. Cayer (previously filed as Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 5, 2008 (File No. 000-30865), which is incorporated herein by reference) , as amended by Amendment to Severance Pay Agreement, dated as of December 29, 2008 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 29, 2008 (File No. 000-30865), which is incorporated herein by reference)

10.20*	Severance Pay Agreement, dated October 16, 2008, between the Company and Donald Wadas (previously filed as Exhibit 10.4 to our Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 5, 2008 (File No. 000-30865), which is incorporated herein by reference) , as amended by Amendment to Severance Pay Agreement, dated as of December 29, 2008 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 29, 2008 (File No. 000-30865), which is incorporated herein by reference)

21.1	Subsidiaries of Soapstone Networks Inc.

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included as part of the signature page of this Report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement