Form 10-K/A
period 2008-12-31
SOAPSTONE NETWORKS INC.
filed 2009-04-30
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-30865

SOAPSTONE NETWORKS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	02-0493372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Federal St., Billerica, Massachusetts	01821
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 715-2300

Former name, former address and former fiscal year, if changed since last report: None

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.0001 Par Value	NASDAQ Global Market
(Title of Class)	(Name of exchange on which listed)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐         No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐         No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2009 (the “10-K”). The principal purpose of this Amendment is to include in Part II, Item 5 and Part III the information that was to be incorporated by reference to the proxy statement for our 2009 Annual Meeting of Shareholders. This Amendment hereby amends Part II, Item 5 and Part III Items 10-14. We are also including as exhibits the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Other than furnishing the information identified above, this Amendment does not reflect events occurring after the date of the 10-K, nor does it modify or update the disclosure contained in the 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings made with the SEC on or subsequent to March 10, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equity Compensation Plan Information

The following table provides information about the Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2008, including the 2008 Global Stock Plan (the “2008 Plan”), the Amended and Restated 1997 Stock Incentive Plan (the “1997 Plan”), the Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”), the Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”) and the Amended 2000 Employee Stock Purchase Plan (the “ESPP”). The 1997 Plan, the 2000 Plan and the Director Plan have been terminated and, accordingly, while all options and awards outstanding under these plans remain in effect until they expire, no additional option grants or awards may be issued under these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,263,653	$6.31	(2)	1,235,295	(3)
Equity compensation not approved by security holders (4)	0	$—		N/A
Total	3,263,653	$6.31		1,235,295

(1)	Consists of the 2008 Plan, 1997 Plan, the 2000 Plan, the Director Plan and the ESPP.

(2)	Excludes the weighted average exercise price for shares to be issued under the ESPP because the weighted average exercise price cannot be determined. Eligible employees may purchase Common Stock at a price equal to 85% of the lower of the fair market value of the Common Stock (i) at the beginning of the offering period or (ii) at the end of the purchase period, whichever is lower. Participation is limited to 10% of the employees’ eligible compensation, not to exceed $25,000 per calendar year or amounts allowed by the Internal Revenue Code.

(3)	Of these shares, 1,090,000 shares remained available for grant under the 2008 Plan and 145,295 shares remained available for grant under the ESPP as of December 31, 2008. No further grants may be made under the 2000 Plan, the Director Plan and the 1997 Plan. On January 1 of each year, the aggregate number of shares available for grant under the 2000 Employee Stock Purchase Plan will automatically increase by the number of shares necessary to cause the total number of shares then available for grant to be 187,500 shares.

(4)	Does not include warrants to purchase 800,000 shares of Common Stock we issued to a strategic partner on January 7, 2004 outside of the Company Plans. These warrants were not granted pursuant to a formal equity compensation plan approved by the Board of Directors, but were instead granted as an individual equity compensation arrangement in connection with the execution of a strategic partnership agreement and authorized by the Board of Directors. The warrant is nonforfeitable, has a term of approximately seven years from the date of issuance and is exercisable after seven years. The exercise price is $6.03 per share.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about the Class I Directors, Class II Director, Class III Director and the executive officers of the Company as of April 15, 2009:

Name	Age	Position
William J. Leighton, Ph.D.	57	President, Chief Executive Officer and Class III Director

William J. Stuart	57	Chief Financial Officer, Senior Vice President of Finance and Treasurer

Esmeralda S. Swartz	38	Senior Vice President of Marketing and Business Development

Donald Wadas (1)	50	Senior Vice President of Worldwide Field Operations

T.S. Ramesh	42	Principal Accounting Officer and Vice President of Finance

Michael J. Cayer (2)	43	Vice President, General Counsel and Secretary

William Ingram (3)(4)(5)	52	Class I Director

Richard T. Liebhaber (3)(4)	73	Class II Director and Chairman

Robert P. Schechter (4)(5)	60	Class I Director

(1)	Mr. Wadas was elected to serve as an Executive Officer of the Company by the Board of Directors on October 14, 2008.

(2)	Mr. Cayer was elected to serve as an Executive Officer of the Company by the Board of Directors on July 15, 2008.

(3)	Member of Compensation Committee.

(4)	Member of Audit Committee.

(5)	Member of the Nominating and Governance Committee.

William J. Leighton, Ph.D. has served as our Chief Executive Officer since November 2004 and as a Director since May 2004. Before joining the Company, Dr. Leighton spent 27 years employed by AT&T. From May 2003 to March 2004, Dr. Leighton served as Vice President of Research at AT&T Labs. Prior to that, Dr. Leighton was Vice President of Technology and Services Strategy at AT&T Labs.

William J. Stuart has served as our Senior Vice President of Finance, Chief Financial Officer and Treasurer since August 2006. Prior to joining the Company, Mr. Stuart was a General Partner of Still River Funds, a venture capital firm focused on investments in the information technology, communications and life sciences industries, from September 2001 to August 2006. Prior to that, Mr. Stuart served as Vice President of Business Development of ADC Telecommunications, Inc. from October 2000 to September 2001 and as Chief Financial Officer of Broadband Access Systems, Inc. from October 1999 until it was acquired by ADC Telecommunications, Inc. in September 2000. Prior to that, Mr. Stuart held CFO and VP level positions at NetCore Systems, Telco Systems, AccessLine Technologies and AT&T Paradyne.

Esmeralda S. Swartz has served as our Senior Vice President of Marketing and Business Development since March 2008. Ms. Swartz joined the Company in 2000 and has held various management positions, most recently Vice President of Marketing. Prior to joining the Company, Ms. Swartz served as director at IDC.

Donald Wadas has served as our Senior Vice President of Worldwide Field Operations since October 2008. Prior to joining the Company, Mr. Wadas was the Vice President of Sales and Service at Brix Networks, Inc., a global provider of open and extensible converged service assurance solutions, which he joined in March 2007 and which was acquired by EXFO Electro-Optical Engineering Inc. in April 2008. Prior to that, Mr. Wadas served as

Vice President of Sales of Telcordia Technologies, Inc., a leading global provider of fixed, mobile and broadband communications software and services, from May 2004 through March 2007, and as Vice President of Sales of Granite Systems, Inc. from December 2002 until it was acquired by Telcordia Technologies, Inc. in May 2004.

T.S. Ramesh has served as our Vice President of Finance and Principal Accounting Officer since May 2006. Mr. Ramesh also served as our acting Chief Financial Officer from May 2006 through August 2006. From April 2003 until May 2006, Mr. Ramesh served as the Company’s Controller. Prior to joining the Company, Mr. Ramesh held various senior positions in accounting and finance between 1999 and 2003 at Sycamore Networks, InteQ Corporation and Wang Global, which was acquired by Getronics. Prior to that, Mr. Ramesh was a manager with PricewaterhouseCoopers LLP.

Michael J. Cayer has served as our Vice President, General Counsel and Secretary since July 2008. Prior to joining the Company, Mr. Cayer was the General Counsel and Secretary of BladeLogic Inc., a data center automation software company, which he joined in February 2006 and which was acquired by BMC Software Inc. in April 2008. Prior to that, Mr. Cayer served as Manager of Software Licensing at Harvard University and as an independent consultant since 2003.

William Ingram has served as a Director since November 2003. Mr. Ingram is currently Senior Vice President of Financial Operations and Strategy of Leap Wireless International, Inc., a provider of wireless communication services. From April 2007 through January 2008, Mr. Ingram was a consultant focusing on telecommunications and internet infrastructure strategies. Mr. Ingram served as Vice President and General Manager of AudioCodes, Inc., a telecommunications equipment company from July 2006 to March 2007. Prior to that, Mr. Ingram served as the President and Chief Executive Officer of Nuera Communications, a provider of Voice-over-Internet Protocol infrastructure solutions, from September 1996 until it was acquired by AudioCodes, Inc. in July 2006. Prior to joining Nuera in 1996, Mr. Ingram was the Chief Operating Officer of PCSI-Clarity Products Division, a provider of wireless data communications products, President of Ivie Industries, a computer security and hardware manufacturer, and President of KevTon, an electronics manufacturing company.

Richard T. Liebhaber has served as a Director since June 1997 and is Chairman of the Board. Mr. Liebhaber was a Consulting Managing Director at Veronis, Suhler & Associates, Inc., a provider of financial advisory services to the communications industry, from June 1995 to August 2001. Prior to that, Mr. Liebhaber served as Executive Vice President of MCI Communications Corporation, a telecommunications provider, from December 1985 to May 1995. Mr. Liebhaber also serves on the boards of directors of JDS Uniphase Corporation, a provider of optical communications products, and Cogent Communications, Inc., an internet service provider.

Robert P. Schechter has served as a Director since June 2003. Mr. Schechter was Chairman and Chief Executive Officer of NMS Communications, Inc., a provider of telecommunications equipment until January 2009. Prior to joining NMS in 1995, Mr. Schechter spent eight years at Lotus Development Corporation as Senior Vice President of Finance and Operations and Chief Financial Officer, and most recently as Senior Vice President of the International Business Group. Prior to that, Mr. Schechter was a partner with Coopers & Lybrand in Boston. Mr. Schechter also serves on the board of directors of Unica Corporation, a provider of marketing management software.

Executive officers of the Company are elected on an annual basis by the Board of Directors to serve at the pleasure of the Board of Directors until their successors have been duly elected and qualified.

Board of Directors

The Board of Directors has standing Audit, Compensation and Nominating and Governance Committees. Each committee has a charter that has been approved by the Board of Directors. A current copy of each committee charter is available at www.soapstonenetworks.com at the Corporate Governance section of the Company’s website. Each committee reviews the appropriateness of its charter at least annually.

Audit Committee

The Audit Committee of the Board of Directors, of which Messrs. Ingram, Liebhaber and Schechter are currently members, oversees the accounting and financial reporting processes and controls of the Company and the audits of the financial statements of the Company. More specifically, the Audit Committee assists the Board of Directors in fulfilling its responsibilities by reviewing (i) the financial reports provided by the Company to the Securities and Exchange Commission (the “SEC”), the Company’s stockholders or the general public and (ii) the Company’s internal financial and accounting controls. The Audit Committee also (i) is responsible for the appointment, compensation, retention and oversight of the work performed by any independent registered public accounting firm engaged by the Company, (ii) recommends, establishes and monitors procedures designed to improve the quality and reliability of the disclosure of the Company’s financial condition and results of operations, (iii) establishes and distributes procedures designed to facilitate (a) the receipt, retention and treatment of complaints relating to accounting, internal accounting controls or auditing matters and (b) the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters, (iv) engages advisors as necessary, and (v) distributes the funding from the Company that is necessary or appropriate to carry out the Audit Committee’s duties. Messrs. Liebhaber, Schechter and Ingram were members of the Audit Committee for all of fiscal 2008. The Board of Directors has determined that each current member of the Audit Committee is independent within the meaning of the Company’s and the Nasdaq Marketplace Rules director independence standards and the SEC’s heightened director independence standards for audit committee members. In addition, each member of the Audit Committee is able to read and understand financial statements of a complexity at least comparable to the Company’s financial statements, and the Board of Directors has determined that Mr. Schechter qualifies as an “audit committee financial expert” under the rules of the SEC. Mr. Schechter is also financially sophisticated as required by the Nasdaq Marketplace Rules. The Audit Committee met six times during the fiscal year ended December 31, 2008. Mr. Liebhaber serves as chairperson of the Audit Committee.

Corporate Governance Principles

The Company is committed to having sound corporate governance principles and has adopted both corporate governance guidelines and a “code of ethics” (the “Code of Business Conduct”) as defined by regulations promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that applies to all of the Company’s directors and employees worldwide, including its principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. A current copy of the corporate governance guidelines and the Code of Business Conduct is available at www.soapstonenetworks.com at the Corporate Governance section of the Company’s website. The Company intends to disclose amendments to or waivers from a provision of the Code of Business Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the Corporate Governance section of its website, which will be available at www.soapstonenetworks.com, or by such other method proscribed by applicable law or regulation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based solely on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2008 and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) is composed entirely of directors who meet the independence standards of the applicable Regulatory Bodies and is responsible for determining, establishing and approving base compensation and all bonus, incentive, equity and other compensation for the Company’s Chief Executive Officer and other executive officers of the Company.

For the purposes of this Amendment, including this Compensation Discussion and Analysis (the “CD&A”) the term “named executive officer” means our Chief Executive Officer, William J. Leighton, our Chief Financial Officer, William J. Stuart, our principal accounting officer and Vice President of Finance, T.S. Ramesh, our Senior Vice President of Marketing and Business Development, Esmeralda S. Swartz and our Vice President, General Counsel and Secretary, Michael J. Cayer, who was elected an executive officer in July 2008. In addition, our named executive officers include our former Senior Vice President of Research and Development and Chief Technology Officer, Larry R. Dennison, whose employment with the Company terminated in October 2008.

Compensation Program

Our executive compensation program is designed to:

•	attract and retain highly qualified individuals as executive officers by offering competitive compensation packages;

•	reward such officers for their contributions to the achievement of Company goals and objectives; and

•	align the financial interests of our executive officers with the interests of our stockholders.

Our Compensation Committee’s philosophy is that the compensation packages for our named executive officers should reflect the success of the Company. Accordingly, the compensation packages for our named executive officers generally reflect base salary in an amount designed to be competitive with companies with which we compete for qualified executives, cash incentives tied to the executive’s base salary and awarded upon the achievement of certain performance objectives, and equity awards intended to link executive performance to market performance and incentivize executives to enhance the value of the Company. There is no pre-established formula or fixed target for the allocation between either cash and non-cash compensation, or short-term and long-term incentive compensation.

The Compensation Committee sets each executive’s compensation package at the time of hire and generally reviews and adjusts such compensation in January or February of each year. In certain instances, the Compensation Committee may review and adjust compensation at other times during the year. For example, in 2007, the Compensation Committee adjusted Mr. Stuart’s compensation on the one-year anniversary of his employment with the Company and, in 2008, the Company adjusted Ms Swartz’s and Dr. Dennison’s compensation in connection with their election as executive officers of the Company. The Compensation Committee makes its decisions based on a number of factors including:

•	the recommendations of our Chief Executive Officer, Dr. Leighton (except when we are determining his own compensation);

•	market information from published survey data and the public filings of companies that the Compensation Committee considers to be our peers;

•	the qualifications, experience, responsibilities and performance of each named executive officer;

•	salary in prior years (including, for new hires, with respect to previous employment), incentive compensation and equity awards;

•	the number of shares vested under prior equity awards; and

•	the success of each named executive officer in contributing to the achievement of the Company’s strategic business objectives.

However, the Compensation Committee does not rely on predetermined formulas or criteria in making determinations regarding executive compensation and may consider any factor that it considers pertinent to the compensation decision. Based on such considerations, the Compensation Committee seeks to set total executive compensation near the average of compensation of named executive officers with comparable qualifications, experience and responsibilities within our peer group. We have historically had a limited number of named executive officers, and we have attempted to establish compensation levels that reflect the significant qualifications and abilities of these individuals, our interest in retaining and motivating these focused teams, and the financial interests of the Company.

Benchmarking. The Compensation Committee looks at executive compensation data from the Radford Executive Survey, a technology company executive compensation survey to which we subscribe, in determining base salary and cash incentive targets. In reviewing compensation for 2008, the Compensation Committee reviewed data from the Radford Executive Survey’s January 2008 Custom Survey for software product and service companies, reflecting our peer group as we transitioned from core router sales and service to focus on our Soapstone software solution, including data on the following groups of companies: (i) national public companies with revenues of less than $200 million; (ii) national public software companies; (iii) Massachusetts-based public technology companies with revenues of less than $200 million. The Compensation Committee reviewed public compensation disclosure for the following companies that it views as our peer group:

American Science and Engineering Inc.

Aspect Software, Inc.

Aspen Technology, Inc.

Big Band Networks, Inc.

Mercury Computer Systems, Inc.

NaviSite, Inc.

Netscout Systems, Inc.

Nuance Communications, Inc.

Pegasystems Inc.

Progress Software Corporation

SeaChange International, Inc.

Sonus Networks, Inc.

Unica Corporation

Vicor Corp.

Role of Executive Officers. Both Dr. Leighton and Mr. Stuart participate in the compensation process by reviewing and discussing the benchmarking data of our peer group, as well as the market data analysis and industry trend reports prepared by our human resources department. Dr. Leighton then makes recommendations on executive compensation, excluding his own, to the Compensation Committee based on his review and discussion with Mr. Stuart, his analysis of the contributions of each named executive officer, his experience as a chief executive, his analysis of performance incentives, and other strategic considerations. The Compensation Committee retains the right to accept, reject or modify such recommendations and, historically, has exercised such right. Dr. Leighton attends Compensation Committee meetings and participates in discussions regarding the compensation of all named executive officers, with the exception of his own. Dr. Leighton does not participate in executive sessions of the Compensation Committee in which compensation decisions are made.

Elements of 2008 Compensation

Annual named executive officer compensation consists of the following elements:

•	base salary;

•	cash incentive awards;

•	equity awards; and

•	participation in benefit plans generally available to other employees.

We believe all four elements are crucial in helping us attract, retain and reward experienced and talented executive officers able to successfully manage our business, particularly given our transition away from core router development and sales to the development and sales of our Soapstone solution. We also may provide, on a case-by-case basis, perquisites and contract benefits designed to ensure the availability and focus of our executive officers.

Base Salary. The Compensation Committee establishes base salary levels in accordance with the philosophy outlined above at levels commensurate with our position in the industry and the experience of our executives. In establishing base salary, the Compensation Committee considers a number of factors including:

•	base salaries paid by the companies that the Compensation Committee has identified as our peer group;

•	the recommendation of Dr. Leighton;

•	individual performance or previous experience;

•	principles of internal equity; and

•	cost of living adjustments.

We aim to set base salaries for our named executive officers near the median of companies within our peer group, which we believe fairly compensates our named executive officers for their services. The procedure for determining the base salary for named executive officers is as follows: First, Dr. Leighton and Mr. Stuart review benchmarking data, market data analysis and industry trends and set guidelines for base salary. Then, based on the guidelines, Dr. Leighton provides recommendations for salary levels for each named executive officer, excluding himself, to the Compensation Committee. The Compensation Committee reviews Dr. Leighton’s recommendations in light of its own review of the benchmarking data, market data analysis and industry trends, and experience in industry and on other boards then sets the annual compensation for each such executive.

Incentive Awards. Named executive officers are eligible to receive cash incentive awards under the Company’s Executive Incentive Plan (“EIP”) upon the achievement by the Company of performance objectives. The EIP is administered by the Compensation Committee. The Compensation Committee has set EIP payout targets for each named executive officer, which are expressed as a percentage of annual base salary. Payout targets are intended to be commensurate with payout targets at companies in our peer group and are reviewed each year. Payout targets are determined by position rather than individually. The Compensation Committee sets performance objectives for the Company on a periodic basis, either annually, semi-annually or quarterly. Performance objectives measure company, rather than individual, performance. Historically, these performance objectives have related to revenue generation, profitability targets, cost targets, and strategic qualitative targets.

The Company must reach minimum milestones within the above listed objectives in order for the named executive officers to receive a cash incentive award. The minimum award is 50% of the target payout if the Company achieves 50% of the performance objectives. If the Company exceeds the performance objectives, the Compensation Committee may grant in its discretion a cash incentive award of more than the target payout. Because awards granted pursuant to the EIP are performance based, the target milestones encourage named executive officers to help us meet and exceed our Company’s current and future financial and strategic goals. The EIP objectives have historically been challenging but attainable.

We may also, from time to time, award special one-time bonuses to a named executive officer for his or her individual contribution toward the success of a specific project.

Equity Awards. We believe in granting equity incentives to named executive officers to help align the named executive officers’ financial interests with those of our stockholders by maximizing stock price over the long term. Our policy is to grant equity awards to new named executive officers at the time of hire and on an ongoing basis. The Compensation Committee annually determines the appropriate pool for awards, based on the total amount of shares authorized for issuance under our equity compensation plans, our annual burn rate, which is the number of equity awards the Company grants on an annual basis, and other factors. The size of the grants to named executive officers and the type of the award is determined by the Compensation Committee based on the named executive officer’s position within the Company and a review of a number of factors, including:

•	the contributions of the named executive officer;

•	the vesting of previous grants;

•	the number of shares available for awards in the award pool for a given year;

•	the number of participants in the award pool;

•	the number of awards previously granted by the Company; and

•	accounting considerations.

In general, the Compensation Committee does not heavily weigh the gains actually realized by individual named executive officers from the exercise of option awards or the vesting of restricted stock awards granted in prior years in setting current compensation packages. The Compensation Committee does, however, seek to ensure that each named executive officer has a significant value of unvested equity awards. Historically, the Company has awarded both stock options and restricted stock to named executive officers under our 2000 Stock Option and Incentive Plan, as amended, and stock options under our 2008 Global Stock Plan. The Compensation Committee makes the determination whether to grant stock options or restricted stock by weighing the financial effects on the Company, and the benefits and drawbacks of each type of award for the named executive officers. Such determination is made at the time of the grant. In general, the Company grants stock options to its named executive officers and restricted stock is only granted in certain special instances. Stock options typically vest over the course of four years, which gives our named executive officers an incentive to remain with the Company for an extended period. With respect to historic grants, restricted stock generally vests upon the earlier to occur of the fifth anniversary of the grant date or the achievement of specified Company financial performance milestones, further rewarding the officers for working to meet the Company’s goals.

Benefits Plans. In addition to the annual base salary, incentive compensation and equity included in our compensation program, each named executive officer is eligible to participate in our employee stock purchase plan, and health, disability and life insurance benefits on the same terms as the rest of our employees, with the exception that the life insurance benefit for the position of vice president and above is equal to three times annual base salary and the benefit for other employees is two times annual base salary. We believe that these additional benefits are comparable to those offered by similarly situated companies and are necessary to attract and retain talented employees. Our employee stock purchase plan allows employees to purchase a limited number of shares of our Common Stock at a discounted purchase price of 85% of the lesser of the market price of our Common Stock on the first offering date or last business day of a six-month purchase period. This provides incentives to employees and named executive officers alike to participate in the future success of the Company by giving them the opportunity to purchase our stock at a discounted price. The Company generally does not offer deferred compensation of any kind, nor does it offer retirement benefits other than a 401(k) defined contribution plan. The Company typically matches 50% of the contributions made by named executive officers and other employees to the 401(k) plan up to a maximum of 3% of annual salary.

Other Compensation. While base salary, incentive awards, equity awards and standard employee benefits are the primary elements of the compensation packages of our named executive officers, the Compensation Committee may determine that additional forms of compensation are warranted based on a consideration of the needs of the Company and each individual officer. In connection with the acceptance of their employment with the Company, we agreed to provide a reasonable housing allowance to each of Dr. Leighton and Mr. Stuart in lieu of relocation expenses. In general, the housing allowances are administered and reimbursed under the Company’s standard travel policy guidelines and we believe are not excessive given reasonable housing availability in the general area of our headquarters. In connection with his termination of employment, Dr. Dennison received six months of severance which has been paid out in accordance with the Company’s normal payroll practices.

The Compensation Committee reviews and approves reimbursements that fall outside of the guidelines on a case-by-case basis. The Compensation Committee believes that its flexibility in tailoring these elements of the compensation packages to each particular executive enables the Company to attract qualified and motivated individuals from a broader geographic area.

Change of Control Arrangements. It is the Company’s belief that the interests of our stockholders will be best served if the interests of our named executive officers are aligned with them, and providing change of control benefits allows the named executive officers to undertake decisive action at the direction of the Board of Directors to pursue a range of strategic alternatives in the long-term interests of both the Company and the stockholders while minimizing short-term concerns over individual financial security. Accordingly, the Company has entered into certain Severance Pay Agreements with Dr. Leighton, Mr. Stuart and Mr. Cayer, each of which contain change of control provisions. In addition, the Company has entered into Severance Agreements, as well as change of control arrangements (pursuant to certain Retention Bonus Agreements) with Mr. Ramesh and Ms. Swartz. The terms of the above mentioned Severance Pay Agreements and Retention Bonus Agreements are described in the “Change in Control and Severance Agreements” section of this Amendment.

Determination of Compensation

Base Salary. In 2008, Dr. Leighton, Mr. Stuart, Mr. Ramesh, Ms. Swartz and Mr. Cayer received base salaries of $300,000, $294,000, $192,060, $236,383 and $95,192, respectively. The annual base salary of Dr. Leighton and Mr. Stuart remained unchanged from the prior year. The Compensation Committee believes that, in light of the transformation of the Company, it is appropriate to emphasize the equity element of Dr. Leighton’s and Mr. Stuart’s compensation to better align their interests with those of the Company’s stockholders. In February 2008, Mr. Ramesh received an increase in annual base salary to $192,413, retroactive to December 31, 2007, and Ms. Swartz received an increase in annual base salary to $250,000, effective March 1, 2008 in connection with her promotion and election as an executive officer of the Company. The salary for Mr. Cayer represents payment for only part of 2008 as he joined the Company in July 2008.

The annualized base salary rate for each current named executive officer as of the end of 2008 is compared to the Radford Survey averages for the same positions below:

Name and Position	2008 Annualized Base Salary Rate	Average Annual Base Salary from survey data
William J. Leighton President and Chief Executive Officer	$300,000	$379,300

William J. Stuart Chief Financial Officer, Senior Vice President of Finance and Treasurer	$294,000	$259,000

Esmeralda S. Swartz Senior Vice President of Marketing and Business Development	$250,000	$216,800

T.S. Ramesh Principal Accounting Officer and Vice President of Finance	$192,413	$197,600

Michael J. Cayer Vice President, General Counsel and Secretary	$225,000	$236,500

Incentive Awards. The 2008 EIP payouts for the named executive officers were based on the Company’s achievement of performance objectives related to the development and marketing of the Soapstone solution. For 2008, the payout targets were 50% of annual base salary for the Chief Executive Officer and Senior Vice Presidents and 35% of annual base salary for Vice Presidents.

The objectives for the first half of 2008 focused on engineering and marketing the Soapstone solution. Within the engineering objective, the Compensation Committee set specific development milestones including product beta testing and interoperability demonstrations. Within the marketing objective, the Compensation Committee set specific milestones for identifying new partners and potential customers. Additionally, 25% of Mr. Ramesh’s EIP goals were based on certain administrative objectives including the implementation of a new financial system and planning for the move of the Company’s headquarters.

Reflecting the Company’s successful achievement of its development and strategic objectives in the first half of 2008, the Company paid cash incentive awards to the named executive officers in July 2008 pursuant to the EIP at 102.5% of the payout target for the first half of 2008. In addition, due to the successful achievement of the administrative objectives ahead of schedule, the 25% of Mr. Ramesh’s EIP goals applicable to such objectives were paid out at 150% of the target for the first half of 2008. Accordingly, the Company made the following payments to named executive officers under the EIP for the first half of 2008: (i) Dr. Leighton’s target payout was 50% of his first half base salary and he received an incentive award of $76,875; (ii) Mr. Stuart’s target payout was 50% of his first half base salary and he received an incentive award of $75,338; (iii) Dr. Dennison’s target payout was 50% of his base salary and he received an incentive award of $60,832; (iv) Ms. Swartz’s target payout was 50% of her base salary and she received an incentive award of $59,108; and (v) Mr. Ramesh’s payout target was 35% of his base salary and he received an incentive award of $38,513. Mr. Cayer joined the Company in July 2008 and was not eligible for EIP incentive payments for the first half of 2008.

The objectives for the Soapstone business for the second half of 2008 focused on engineering, marketing and sales progress for the Soapstone solution. Within the engineering objective, the Compensation Committee set specific milestones for delivering various software releases and functionalities, successfully demonstrating the product and compliance testing. Within the marketing objective, the Compensation Committee set specific milestones for identifying new partners and customers, preparing software documentation, and issuing press releases in respect of meeting such goals.

The Compensation Committee determined that the Company had achieved 70% of its financial and strategic goals for the second half of 2008. However, given the macro-economic environment and the Company’s contemporaneous reduction in workforce, on management’s recommendation, no EIP payments were made for the second half of 2008.

Equity Awards. In connection with management continuing to execute on the Soapstone technology solution, the Compensation Committee approved an annual focal grant of the stock options to the current named executive officers in May of 2008:

Name:	Number of Options
William J. Leighton	75,000
William J. Stuart	50,000
T.S. Ramesh	30,000
Esmeralda S. Swartz	50,000

In July of 2008, the Company awarded an initial grant of 60,000 stock options to Mr. Cayer upon his appointment as Vice President, General Counsel and Secretary of the Company.

Other Compensation. As stated above, the Company agreed to pay a reasonable housing allowance to each of Dr. Leighton and Mr. Stuart in lieu of relocation expenses. In 2008 the Company paid $53,802 in respect of Dr. Leighton’s housing allowance, related travel expenses and related tax gross-ups, and $30,756 in respect of Mr. Stuart’s housing allowance and related tax gross-ups. As part of Dr. Dennison’s employment termination in October 2008 and in accordance with his Severance Agreement, the Company agreed that for six months it would pay Dr. Dennison’s base salary, as well as the same percentage of his monthly COBRA premiums that it pays for the healthcare premiums of active employees. This resulted in accrued payments of $125,000 for salary and $7,983 for healthcare premiums.

Accounting and Tax Implications

On December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123(R), Share Based Payment, which requires all companies to treat the fair value of stock options granted to employees as an expense. As a result of this standard, effective for periods beginning after January 1, 2006, we are required to record a compensation expense equal to the fair value of each stock option granted. FAS123(R) requirements reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which have impacted and will continue to negatively impact our results of operations. Nevertheless, the Compensation Committee has determined that stock options are an important employee recruitment and retention tool, and, to date, we have not reduced the scope of our stock option program. We have, however, utilized restricted stock awards at times to incentivize executives and mitigate the associated accounting charges and share dilutions.

In general, under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), the Company cannot deduct for federal income tax purposes compensation in excess of $1,000,000 paid to certain executive officers. This deduction limitation does not apply, however, to compensation that constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder. The Compensation Committee has considered the limitations on deductions imposed by Section 162(m) of the Code, and it is the Compensation Committee’s present intention that, for so long as it is consistent with its overall compensation objective, substantially all tax deductions attributable to executive compensation will not be subject to the deduction limitations of Section 162(m) of the Code.

In addition, Section 409A of the Code imposes significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not meet the requirements of 409A. The Company seeks to structure its executive compensation packages to comply with the applicable 409A requirements to avoid such taxes.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

THE COMPENSATION COMMITTEE

William Ingram, Chairman

Richard T. Liebhaber

The information contained in the report above shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference in any such filing.

Summary Compensation Table

The following table sets forth information concerning compensation earned for the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006 for our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
William J. Leighton President and Chief Executive Officer	2008 2007 2006	300,000 300,000 300,000	— — —	— — 264,500	377,104 437,302 259,782		76,875 205,500 152,250	— — —	62,160 64,576 52,867	(4)	816,139 1,007,378 1,029,399
William J. Stuart	2008	294,000	—	—	259,801		75,338	—	39,087	(5)	668,226
Chief Financial Officer, Senior Vice President of Finance and Treasurer	2007 2006	284,038 86,154	— 60,000	123,900 165,200	321,742 60,277		196,140 44,100	— —	18,829 4,378		944,649 420,109
T.S. Ramesh	2008	192,060	—	—	103,948		38,513	—	6,679	(6)	341,200
Principal Accounting Officer and Vice President of Finance	2007 2006	182,548 157,649	91,625 10,000	51,622 30,833	117,144 51,535		87,868 42,279	— —	30,840 563		561,647 292,859
Esmeralda S. Swartz Senior Vice President of Marketing and Business Development	2008	236,383	—	—	370,916		59,108	—	1,143	(7)	667,550
Michael J. Cayer (8) Vice President, General Counsel and Secretary	2008	95,192	—	—	37,709		—	—	3,312	(9)	136,213
Larry R. Dennison (10) Former Chief Technology Officer and Senior Vice President of Research and Development	2008	194,156	—	—	—	(11)	60,832	—	152,207	(12)	407,195

(1)	The fair value of stock awards is determined based on the fair market value of the stock on the date of grant. Amounts disclosed represent the expenses associated with all unvested stock awards recorded in 2008, 2007 and 2006 based on the shorter of the expected performance period or vesting period.

(2)	Represents the compensation associated with all stock options granted for each individual named executive officer which was recognized by the Company in fiscal years 2008, 2007 and 2006 as estimated using the Black-Scholes valuation model in accordance with FAS 123(R). The above valuations incorporate certain key assumptions which are described more fully in footnote 1(j) to our audited financial statements for the fiscal year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2009 and does not adjust for future forfeitures of such awards.

(3)	Represents cash payments earned under our Executive Incentive Plan, including amounts paid in a subsequent year, as discussed more fully in our “Compensation Discussion and Analysis” section in this Amendment.

(4)	Represents $53,802 in reimbursements for commuting and temporary lodging expenses grossed up for tax purposes, in lieu of relocation expenses, $1,458 related to an annual life insurance premium and $6,900 related to the Company’s 401(k) Plan matching program.

(5)	Represents $30,756 in reimbursements for temporary lodging expenses grossed up for tax purposes, in lieu of relocation expenses, $1,431 related to an annual life insurance premium and $6,900 related to the Company’s 401(k) Plan matching program.

(6)	Represents $917 related to an annual life insurance premium and $5,762 related to the Company’s 401(k) Plan matching program.

(7)	Represents $1,143 related to an annual life insurance premium.

(8)	Mr. Cayer joined the Company and was elected as an executive officer in July 2008.

(9)	Represents $456 related to an annual life insurance premium and $2,856 related to the Company’s 401(k) Plan matching program.

(10)	Dr. Dennison’s employment with the Company terminated effective October 6, 2008.

(11)	Upon the termination of his employment with the Company, Dr. Dennison forfeited 126,419 shares subject to unvested options.

(12)	All Other Compensation includes $936 related to an annual life insurance premium and the following payments made to Dr. Dennison in respect of his severance agreement with the Company: $17,288 for accrued vacation, $125,000 for six months salary continuation, $7,983 for six months health benefits continuation and $1,000 paid for a patent filing bonus.

Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards earned for the fiscal year ended December 31, 2008 for the named executive officers:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(1)
William J. Leighton	5/7/2008	—	75,000	6.76	257,310
William J. Stuart	5/7/2008	—	50,000	6.76	171,540
T.S. Ramesh	5/7/2008	—	30,000	6.76	102,924
Esmeralda S. Swartz	5/7/08	—	50,000	6.76	171,540
Michael J. Cayer	7/14/08	—	60,000	4.58	137,580
Larry R. Dennison (2)	5/7/08	—	50,000	6.76	171,540

(1)	Represents the fair value of the awards estimated in accordance with FAS 123(R). Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of the common stock at such future date as the option is exercised.

(2)	Dr. Dennison’s employment with the Company terminated effective October 6, 2008. Upon the termination of his employment, Dr. Dennison forfeited the shares subject to this option grant.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The Company sets the amount of salary and bonus for its executive officers using the policies and procedures set forth in the “Compensation Discussion and Analysis” section above. We have a limited number of executives with broad functional responsibilities and substantial industry experience. We rely heavily on these named executive officers and endeavor to set the salary and bonus component of each named executive officer’s compensation at a level which is commensurate with their experience, responsibility and industry practice, while including an equity and incentive component that is a meaningful proportion of the total compensation. We do not enter into employment agreements with our named executive officers; however, we have entered into Severance Pay Agreements with each of Dr. Leighton, Mr. Stuart, Mr. Ramesh, Ms. Swartz and Mr. Cayer as described more fully in the “Change in Control and Severance Agreements” section of this Amendment.

Other than those to Mr. Cayer, all of the awards listed in the “Grants of Plan-Based Awards Table” above were granted under the Company’s 2000 Stock Option and Incentive Plan. Mr. Cayer’s award was granted under the Company’s 2008 Global Stock Plan. The stock option award granted to Dr. Leighton in the amount of 75,000 options on May 7, 2008 vests over four years in equal monthly installments of 2.0833%. The stock option award granted to Mr. Stuart in the amount of 50,000 options on May 7, 2008 vests over four years in equal monthly installments of 2.0833%. The stock option award granted to Mr. Ramesh in the amount of 30,000 options on May 7, 2008 vests over four years in equal monthly installments of 2.0833%. The stock option award granted to Ms. Swartz in the amount of 50,000 options on May 7, 2008 vests over four years in equal monthly installments of 2.0833%. The stock option award granted to Mr. Cayer in the amount of 60,000 options on July 14, 2008 vests 25% on the first anniversary of the grant date and the balance over the remaining three years in equal monthly installments of 2.0833%.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards, as of the completed 2008 fiscal year, held by the named executive officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
William J. Leighton (1)
May 26, 2004	11,375	—	—	8.18	5/26/2014	—	—
July 20, 2004	1,625	—	—	7.87	7/20/2014	—	—
April 27, 2005	307,500	32,500	—	3.55	4/27/2015	—	—
May 3, 2007	61,750	94,250	—	6.08	5/3/2017	—	—
May 7, 2008	10,937	64,063	—	6.76	5/7/2018	—	—

William J. Stuart (2)
August 28, 2006	49,291	35,209	—	7.31	8/28/2016	—	—
May 3, 2007	41,166	62,834	—	6.08	5/3/2017	—	—
May 7, 2008	7,291	42,709	—	6.76	5/7/2018	—	—

T.S. Ramesh (3)
April 22, 2003	3,552	—	—	3.08	4/22/2013	—	—
June 11, 2004	3,000	—	—	8.28	6/11/2014	—	—
May 31, 2006	34,937	4,063	—	4.68	5/31/2016	—	—
May 3, 2007	15,437	23,563	—	6.08	5/3/2017	—	—
May 7, 2008	4,375	25,625	—	6.76	5/7/2018	—	—

Esmeralda S. Swartz (4)
May 1, 2000	339	—	—	12.31	05/01/2010	—	—
May 1, 2002	4,259	—	—	5.91	05/01/2012	—	—
May 21, 2002	7,314	—	—	5.82	05/21/2012	—	—
June 11, 2004	2,235	—	—	8.28	6/11/2014	—	—
May 31, 2006	14,625	4,063	—	4.68	5/31/2016	—	—
May 3, 2007	25,729	39,271	—	6.08	05/03/2017	—	—
August 1, 2007	1,666	3,334	—	10.16	08/01/2017	—	—
November 1, 2007	20,312	54,688	—	7.99	11/01/2017	—	—
May 7, 2008	7,291	42,709	—	6.76	5/7/2018	—	—

Michael J. Cayer (5)
July 14, 2008	—	60,000	—	4.58	07/14/2018	—	—

Larry R. Dennison (6)
March 18, 1999	8,000	—	—	6.15	01/4/2009	—	—

(1)	Each of Dr. Leighton’s remaining unvested option awards vest in equal monthly increments of 2.0833% per month of the original grant amount.

(2)	Each of Mr. Stuart’s remaining unvested option awards vest in equal monthly increments of 2.0833% per month of the original grant amount.

(3)	Each of Mr. Ramesh’s remaining unvested option awards vest in equal monthly increments of 2.0833% per month of the original grant amount.

(4)	Each of Ms. Swartz’s remaining unvested option awards vest in equal monthly increments of 2.0833% per month of the original grant amount.

(5)	Mr. Cayer’s option award vests 25% on the first anniversary and the balance in equal monthly increments of 2.0833%.

(6)	Dr. Dennison’s employment with the Company terminated effective October 6, 2008. Upon the termination of his employment, Dr. Dennison had 90 days (through January 4, 2009) to exercise this grant of options after which any unexercised portion would be cancelled. Dr. Dennison did not elect to exercise any of these options within this period.

Option Exercises and Stock Vested Table

No named executive officer exercised an option award or vested restricted stock during the fiscal year ended December 31, 2008. Accordingly, we have not included the Option Exercises and Stock Vested Table.

Compensation Committee Interlocks and Insider Participation

Currently, Mr. Ingram and Mr. Liebhaber serve as members of the Compensation Committee of the Board of Directors. The Compensation Committee establishes the salary and other compensation for the Company’s executive officers and administers the Company’s stock plans. Mr. Liebhaber and Mr. Ingram are not and have never been employed by Soapstone Networks Inc. No interlocking relationship exists between any member of our Board of Directors or our Compensation Committee and any member of the Board of Directors or compensation committee of any other company and no such interlocking relationship has existed in the past.

Compensation of Directors

During the fiscal year ended December 31, 2008, directors who are not otherwise employed by the Company received annual cash compensation for their services as directors, and reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings. Such directors receive annual cash compensation in the amount of $15,000, paid quarterly, and $1,000 for each Board or Committee meeting attended in person or $500 for each Board or Committee meeting attended telephonically.

Pursuant to our 2008 Global Stock Plan, each Non-Employee Director who becomes a member of the Board of Directors will be automatically granted on the date first elected to the Board of Directors an option to purchase 11,500 shares of the Common Stock, which will vest in four equal installments over four years. In addition, provided that the director continues to serve as a member of the Board of Directors, each Non-Employee Director will be automatically granted on the date of each annual meeting of stockholders following his or her initial option grant date an option to purchase 6,500 shares of the Common Stock, 2,167 shares of which will vest immediately and 4,333 shares of which will vest in four installments over four years. Grants are subject to adjustment as set forth in the 2008 Global Stock Plan.

Name(1)	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard T. Liebhaber	2008	$31,500	—	$13,868	—	—	—	$45,368
Robert P. Schechter	2008	$28,500	—	$13,868	—	—	—	$42,368
William Ingram	2008	$30,500	—	$13,868	—	—	—	$44,368

(1)	For information concerning compensation earned in fiscal year 2008 by William J. Leighton, our President, Chief Executive Officer and a member of our board of directors, please see the Summary Compensation Table in this Amendment.

(2)	Represents the expense associated with all stock options granted for each individual director which was recognized by the Company in fiscal year 2008 as estimated using the Black-Scholes valuation model in accordance with FAS 123(R). The above valuations incorporate certain key assumptions which are described more fully in footnote 1(j) to our audited financial statements for the fiscal year ended December 31, 2008, included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2009 and does not adjust for future forfeitures of such awards.

Change in Control and Severance Agreements

Our Severance Pay Agreement, dated March 15, 2006, with William J. Leighton provides that upon termination of Dr. Leighton’s employment without cause at any time or by Dr. Leighton for good reason after a change of control, he will receive severance equal to twelve months salary and benefits and six months acceleration of remaining unvested options. Upon a change in control, Dr. Leighton will receive accelerated vesting of 50% of remaining unvested options. If, in connection with a change in control, Dr. Leighton is terminated without cause or resigns for good reason, he will receive accelerated vesting of 100% of remaining unvested options.

Our Severance Pay Agreement, dated August 28, 2006, with William J. Stuart provides that upon termination of Mr. Stuart’s employment without cause at any time or by Mr. Stuart for good reason after a change of control, Mr. Stuart will receive severance equal to twelve months salary and benefits. In the event that Mr. Stuart is terminated without cause prior to a change of control, he will receive six months acceleration of remaining unvested options. Upon a change in control, Mr. Stuart will receive accelerated vesting of 50% of remaining unvested options. If, in connection with a change in control, Mr. Stuart is terminated without cause or resigns for good reason, he will receive accelerated vesting of 100% of remaining unvested options.

Our Amended and Restated Severance Pay Agreement with Mr. Ramesh provides that upon termination of Mr. Ramesh’s employment without cause at any time or by Mr. Ramesh for good reason after a change of control, Mr. Ramesh will receive severance equal to six months salary and benefits. In the event that Mr. Ramesh is terminated without cause prior to a change of control, he will receive six months acceleration of remaining unvested options. In addition, our Amended and Restated Retention Bonus Agreement, with Mr. Ramesh provides that upon a change in control, Mr. Ramesh will receive accelerated vesting of 50% of remaining unvested options, and if, in connection with a change in control, Mr. Ramesh is terminated without cause or resigns for good reason, he will receive accelerated vesting of 100% of remaining unvested options.

Our Severance Pay Agreement, dated February 28, 2006, with Esmeralda S. Swartz provides that upon termination of Ms. Swartz’s employment without cause at any time or by Ms. Swartz for good reason after a change of control, Ms. Swartz will receive severance equal to six months salary and benefits. In the event that Ms. Swartz is terminated without cause prior to a change of control, she will receive six months acceleration of remaining unvested options. In addition, our Retention Bonus Agreement, dated February 28, 2006, with Ms. Swartz provides that upon a change in control, Ms. Swartz will receive accelerated vesting of 50% of remaining unvested options, and if, in connection with a change in control, Ms. Swartz is terminated without cause or resigns for good reason, she will receive accelerated vesting of 100% of remaining unvested options.

Our Severance Pay Agreement, dated July 14, 2008, with Michael J. Cayer provides that upon termination of Mr. Cayer’s employment without cause at any time or by Mr. Cayer for good reason after a change of control, Mr. Cayer will receive severance equal to twelve months salary and benefits. In the event that Mr. Cayer is terminated without cause prior to a change of control, he will receive six months acceleration of remaining unvested options. Upon a change in control, Mr. Cayer will receive accelerated vesting of 50% of remaining unvested options. If, in connection with a change in control, Mr. Cayer is terminated without cause or resigns for good reason, he will receive accelerated vesting of 100% of remaining unvested options.

In accordance with his Severance Pay Agreement with the Company, dated February 28, 2006, upon his termination in October 2008, the Company has agreed to pay Dr. Dennison six months salary and benefits. Dr. Dennison also received six months acceleration of his remaining unvested options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 15, 2009 (unless otherwise indicated), certain information regarding beneficial ownership of the Company’s Common Stock (i) by each director of the Company and each nominee for director, (ii) by each named executive officer, (iii) by all directors and executive officers of the Company as a group and (iv) by each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock. Unless otherwise listed below, each five percent stockholder maintains a business address at: c/o Soapstone Networks Inc., 1 Federal Street, Billerica, Massachusetts, 01821.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Executive Officers and Directors
William J. Leighton (3)	Common Stock	483,709	3.2%
William J. Stuart (4)	Common Stock	149,701	1.0%
T.S. Ramesh (5)	Common Stock	86,483	*
Esmeralda S. Swartz (6)	Common Stock	121,383	*
Donald Wadas	Common Stock	—	*
Michael J. Cayer	Common Stock	—	*
William Ingram (7)	Common Stock	13,670	*
Richard T. Liebhaber (8)	Common Stock	83,504	*
Robert P. Schechter (9)	Common Stock	26,004	*
All named executive officers and directors as a group (9 persons) (10)	Common Stock	964,454	6.1%

Five Percent (5%) Stockholders
Mark Nelson and Dana Johnson (11) Joint Tenants with the Right of Survivorship 1481 Sage Canyon Road St. Helena, CA 94574	Common Stock	1,289,498	8.7%

Renaissance Technologies LLC (12) 800 Third Avenue New York, NY 10022	Common Stock	1,142,000	7.7%

Dimensional Fund Advisors LP (13) Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	Common Stock	929,153	6.2%

*	Less than one percent of the outstanding Common Stock.

(1)	The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the SEC and are not necessarily indicative of beneficial ownership for any other purpose. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 15, 2009 are deemed outstanding for computing the percentage of the person or entity holding such securities, but are not deemed outstanding for computing the percentage of any other person or entity.

(2)	Percentage of beneficial ownership is based on 14,866,870 shares of Common Stock outstanding as of April 15, 2009.

(3)	Includes 454,562 shares issuable upon exercise of options within 60 days of April 15, 2009.

(4)	Includes 125,800 shares issuable upon exercise of options within 60 days of April 15, 2009.

(5)	Includes 73,989 shares issuable upon exercise of options within 60 days of April 15, 2009.

(6)	Includes 112,208 shares issuable upon exercise of options within 60 days of April 15, 2009.

(7)	Includes 13,670 shares issuable upon exercise of options within 60 days of April 15, 2009.

(8)	Consists of 25,000 shares held in a living trust for Mr. Liebhaber’s wife and 58,504 shares issuable upon exercise of options within 60 days of April 15, 2009.

(9)	Includes 26,004 shares issuable upon exercise of options within 60 days of April 15, 2009.

(10)	All directors, nominees and executive officers as a group hold options to purchase 864,737 shares of Common Stock which may be exercised within 60 days of April 15, 2009.

(11)	According to a Schedule 13D filed with the SEC dated October 1, 2008, Mark Nelson and Dana Johnson, joint tenants with the right of survivorship, have sole voting and dispositive power with respect to 1,289,498 shares, and that such shares are owned by the Cantus Foundation, of which Mr. Nelson and Ms. Johnson are directors. The Schedule 13D also states that Janet Pagano has sole voting and dispositive power with respect to 45,000 shares, and that Ms. Pagano is a general partner of Mithras Capital, LP, of which Mark Nelson and Dana Johnson, as trustees of the Mark Nelson and Dana Johnson Revocable Trust, dated November 17, 2005, are also general partners.

(12)	According to an Amended Schedule 13G filed with the SEC dated February 13, 2009, Renaissance Technologies LLC and its control person James H. Simons each had sole voting and dispositive power with respect to 1,142,200 shares, that certain funds and accounts managed by Renaissance Technologies LLC have the right to receive dividends and proceeds from the sale of such shares, and that RIEF Trading LLC holds of record more than 5% of such shares.

(13)	According to the Amended Schedule 13G filed with the SEC dated February 9, 2009, Dimensional Fund Advisors LP has sole voting with respect to 913,541 shares and sole dispositive power with respect to 929,153 shares, and these shares are owned by four investment companies and certain trusts and accounts to which Dimensional Fund Advisors LP provides investment advice.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

In connection with the review and approval or ratification of any related party transaction, the Audit Committee considers whether the transaction will compromise the Company’s professional standards included in its Code of Business Conduct and Ethics. In the case of any related person transaction involving an outside director or nominee for director, the Audit Committee also considers whether the transaction will compromise the director’s status as an independent director as prescribed in the Nasdaq listing standards.

All related person transactions are required to be disclosed in the Company’s applicable filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended and related rules.

In 2008, the Company was not a participant in any transaction or series of transactions or business relationship in which the amount involved exceeded $120,000 and in which any of its officers, directors or stockholders who own more than 5% of the Company’s Common Stock had or will have a direct or indirect material interest, nor is there currently proposed any such transaction or series of transactions or business relationship.

Independence of Members of the Board of Directors

The Board of Directors has determined that each of Messrs. Ingram, Liebhaber, and Schechter is independent within the meaning of the Company’s director independence standards and the director independence standards of the Regulatory Bodies, as currently in effect. Furthermore, the Board of Directors has determined that the composition of each of the committees of the Board of Directors complies with the requirements of the Nasdaq Marketplace Rules, the Regulatory Bodies and other applicable laws or regulations, as currently in effect.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

The following sets forth the aggregate fees billed by Ernst & Young LLP to the Company for services provided during the fiscal years ended December 31, 2008 and December 31, 2007.

Audit Fees

Fees for audit services totaled approximately $282,000 for 2008 and $336,000 for 2007, including fees associated with the annual audit, including the audit of the effectiveness of internal control over financial reporting and the reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

Fees for audit-related services totaled approximately $1,500 for 2008 and $1,500 for 2007. Audit-related services in both 2007 and 2008 related to the provision by Ernst & Young LLP of on-line technical resources.

Tax Fees

Fees for tax services, including tax compliance and tax advice were approximately $54,000 for 2008 and $64,000 for 2007.

All Other Fees

There were no fees billed by Ernst & Young LLP for services other than those described above for fiscal years 2008 and 2007.

In 2008 and 2007, no fees were paid to Ernst & Young LLP under a de minimus exception to the rules and regulations of the Regulatory Bodies applicable to the Company relating to the provision of audit services that waives the pre-approval requirement for certain audit-related, tax and other services provided by the registered public accounting firm.

Report of the Audit Committee

The Board of Directors has an Audit Committee which assists it in the oversight of the accounting and financial reporting process and internal controls of the Company and which oversees the appointment and activities of the Company’s independent registered public accounting firm, including the annual audit of the Company’s consolidated financial statements. The Audit Committee regularly discusses with management and the independent registered public accounting firm the financial information developed by the Company, the Company’s systems of internal controls and its audit process. As part of its duties under its charter, the Audit Committee appoints, evaluates and retains the Company’s independent registered public accounting firm each fiscal year. It also maintains direct responsibility for the compensation, termination and oversight of the independent registered public accounting firm and evaluates their qualifications, performance and independence. Under its charter, the Audit Committee will approve all services provided to the Company by the independent registered public accounting firm and will review all non-audit-related services to ensure they are permitted under current laws and regulations. The Audit Committee has adopted a policy that it will pre-approve non audit-related services to be performed by the Company’s independent registered public accounting firm.

The Audit Committee has reviewed the audited consolidated financial statements of the Company as of December 31, 2008 and for the year ended December 31, 2008, and has discussed them with both management and Ernst & Young LLP, the Company’s independent registered public accounting firm. Management has represented to the Audit Committee that the financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee has also discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU Section 380, as adopted by the Public Company Accounting Oversight Board in Rule 3200T), including various matters pertaining to the audit, including the Company’s financial statements, the report of the independent registered public accounting firm on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by the Company. The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by the Public Company Accounting Oversight Board regarding the independent registered accounting firm’s communications with the Audit Committee concerning independence and has discussed with Ernst & Young LLP the independence of Ernst & Young LLP.

Based on its review of the financial statements and these discussions, the Audit Committee concluded that it would be reasonable to recommend, and on that basis did recommend, to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

THE AUDIT COMMITTEE

Richard T. Liebhaber, Chairman

William Ingram

Robert P. Schechter

The information contained in the report above shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference in any such filing.

Relationship with the Independent Registered Public Accounting Firm

Ernst & Young LLP has been the independent registered public accounting firm that audits the financial statements of the Company and its subsidiaries since July 1, 2002.

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services performed by Ernst & Young LLP. The Audit Committee pre-approved the provision of the services described below in accordance with such policy and determined that the provision of such services was compatible with the maintenance of Ernst Young LLP’s independence in the conduct of its audit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOAPSTONE NETWORKS INC.

By:	/S/ WILLIAM J. STUART
William J. Stuart Chief Financial Officer, Treasurer and Senior Vice President of Finance

Date: April 29, 2009

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this Amendment to Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/S/ RICHARD T. LIEBHABER Richard T. Liebhaber	Chairman and Director	April 29, 2009

/S/ WILLIAM LEIGHTON William Leighton	Chief Executive Officer and Director (principal executive officer)	April 29, 2009

/S/ WILLIAM J. STUART William J. Stuart	Chief Financial Officer, Treasurer and Senior Vice President of Finance (principal financial officer)	April 29, 2009

/S/ T.S. RAMESH T. S. Ramesh	Vice President of Finance (principal accounting officer)	April 29, 2009

/S/ ROBERT P. SCHECHTER	Director	April 29, 2009
Robert P. Schechter

/S/ WILLIAM INGRAM	Director	April 29, 2009
William Ingram

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

3.2	Certificate of Amendment of Fourth Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.2 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (previously filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

3.4	Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (previously filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2002 (File No. 000-30865), which is incorporated herein by reference)

3.5	Amended and Restated By-Laws of the Company (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-37316), which is incorporated herein by reference)

4.1	Specimen certificate representing the Company’s Common Stock (previously filed as Exhibit 4.1 to our Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-30865), which is incorporated herein by reference)

4.2	Common Stock Purchase Warrant, dated as of January 7, 2004, issued to Nortel Networks Limited by the Company (previously filed as Exhibit 4.1 to our Form 8-K filed with the Commission on January 8, 2004 (File No. 000-30865), which is incorporated herein by reference)

4.3	Shareholder Rights Agreement, dated as of December 6, 2001, between the Company and Mellon Investor Services LLC, as Rights Agent (previously filed as Exhibit 4.1 to our Form 8-K filed with the Commission on December 6, 2001 (File No. 000-30865), which is incorporated herein by reference)

10.1*	Amended and Restated 1997 Stock Incentive Plan, as amended (previously filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008 (file No. 000-30865), which is incorporated herein by reference)

10.2*	Amended and Restated 2000 Stock Option and Incentive Plan, as amended (previously filed as Exhibit 10.2 to our Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008 (file No. 000-30865), which is incorporated herein by reference)

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

10.16*	Amended and Restated Severance Pay Agreement, dated November 7, 2006, with T.S. Ramesh (previously filed as Exhibit 10.4 to our Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 7, 2006 (File No. 000-30865), which is incorporated herein by reference) , as amended by Amendment to Severance Pay Agreement, dated as of December 29, 2008 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 29, 2008 (File No. 000-30865), which is incorporated herein by reference)

Exhibit Number	Description of Document

10.17*	Severance Pay Agreement, dated February 28, 2006, between the Company and Esmeralda Swartz (previously filed as Exhibit 10.4 to our Form 10-Q for the quarter ended March 31, 2008 filed with the Commission on May 6, 2008 (File No. 000-30865), which is incorporated herein by reference) , as amended by Amendment to Severance Pay Agreement, dated as of December 29, 2008 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 29, 2008 (File No. 000-30865), which is incorporated herein by reference)

10.18*	Retention Bonus Agreement, dated February 28, 2006, between Company and Esmeralda Swartz (previously filed as Exhibit 10.5 to our Form 10-Q for the quarter ended March 31, 2008 filed with the Commission on May 6, 2008 (File No. 000-30865), which is incorporated herein by reference)

10.19*	Severance Pay Agreement, dated July 14, 2008, between the Company and Michael J. Cayer (previously filed as Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 5, 2008 (File No. 000-30865), which is incorporated herein by reference) , as amended by Amendment to Severance Pay Agreement, dated as of December 29, 2008 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 29, 2008 (File No. 000-30865), which is incorporated herein by reference)

10.20*	Severance Pay Agreement, dated October 16, 2008, between the Company and Donald Wadas (previously filed as Exhibit 10.4 to our Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 5, 2008 (File No. 000-30865), which is incorporated herein by reference) , as amended by Amendment to Severance Pay Agreement, dated as of December 29, 2008 (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 29, 2008 (File No. 000-30865), which is incorporated herein by reference)

21.1	Subsidiaries of Soapstone Networks Inc. (previously filed as Exhibit 21.1 to our Form 10-K for the year ended December 31, 2008 filed with the Commission on March 10, 2009 (file No. 000-30865), which is incorporated herein by reference)

23.1	Consent of Ernst & Young LLP (previously filed as Exhibit 23.1 to our Form 10-K for the year ended December 31, 2008 filed with the Commission on March 10, 2009 (file No. 000-30865))

24.1	Power of Attorney (previously filed as Exhibit 24.1 to our Form 10-K for the year ended December 31, 2008 filed with the Commission on March 10, 2009 (file No. 000-30865), which is incorporated herein by reference)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or any compensatory plan, contract or arrangement