Form 10-Q
period 2009-03-31
SOAPSTONE NETWORKS INC.
filed 2009-04-30
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 27, 2009 14,866,870 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

SOAPSTONE NETWORKS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOAPSTONE NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$76,272	$83,124
Marketable securities	6,028	6,042
Prepaid expenses and other current assets	918	1,245

Total current assets	83,218	90,411

Property and equipment, net	3,960	4,289
Prepaid rents and other non-current assets	533	537

Total assets	$87,711	$95,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$1,124	$1,357
Accrued payroll and payroll-related costs	1,608	1,254
Other accrued expenses	354	448

Total current liabilities	3,086	3,059

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized – 5,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.0001 par value: Authorized – 250,000,000 shares Issued– 15,440,267 shares at March 31, 2009 and 15,440,267 shares at December 31, 2008	2	2
Additional paid-in capital	491,713	491,134
Common stock warrants	6,321	6,321
Treasury stock, at cost – 573,397 shares	(2,870)	(2,870)
Accumulated deficit	(410,541)	(402,409)

Total stockholders’ equity	84,625	92,178

Total liabilities and stockholders’ equity	$87,711	$95,237

See accompanying notes.

SOAPSTONE NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Total revenue	$—	$—

Total cost of revenue	—	—

Gross margin	—	—

Operating expenses:
Research and development (1)	4,233	3,642
Sales and marketing (1)	2,230	1,256
General and administrative (1)	1,878	1,531

Total operating expenses	8,341	6,429

Loss from continuing operations before interest	(8,341)	(6,429)
Interest income, net	209	941

Loss from continuing operations	(8,132)	(5,488)

Income from discontinued operations (1)	—	1,771

Net loss	$(8,132)	$(3,717)

Loss per basic and diluted share from continuing operations	$(0.55)	$(0.37)

Income per basic and diluted share from discontinued operations	$—	$0.12

Net loss per basic and diluted	$(0.55)	$(0.25)

Weighted average common shares:
Basic and diluted	14,866,870	14,792,089

(1) Includes non-cash, stock-based compensation associated with stock option grants, as follows:

Discontinued operations	$—	$23
Research and development	231	205
Sales and marketing	162	114
General and administrative	186	161

See accompanying notes.

SOAPSTONE NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(8,132)	$(3,717)
Adjustments to reconcile net loss to net cash (used in)provided by operating activities –
Depreciation and amortization	478	717
Stock-based compensation	579	503
Gain on sale of fixed assets	—	(87)

Changes in current assets and liabilities:
Trade accounts receivable	—	9,007
Prepaid expenses and other current assets	327	204
Prepaid rents and other non-current assets	4	—
Accounts payable	(233)	(2,340)
Accrued payroll and payroll related	354	(2,607)
Accrued other	(94)	(37)
Deferred revenue	—	256

Net cash (used in) provided by operating activities	(6,717)	1,899

Cash Flows from Investing Activities:
Maturity of marketable securities	14	5,970
Purchases of property and equipment	(149)	(625)
Proceeds from sale of fixed assets	—	87

Net cash (used in) provided by investing activities	(135)	5,432

Cash Flows from Financing Activities:
Proceeds from employee stock plans	—	183

Cash provided by financing activities	—	183

Net (decrease) increase in Cash and Cash Equivalents	(6,852)	7,514

Cash and Cash Equivalents, Beginning of Period	83,124	88,903

Cash and Cash Equivalents, End of Period	$76,272	$96,417

See accompanying notes.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except share and per share data)

NOTE 1. BASIS OF PRESENTATION

The unaudited financial information included herein has been prepared by Soapstone Networks Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Soapstone Networks Inc. and its subsidiaries (“Soapstone” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2009 and December 31, 2008 and the operating results and cash flows for the periods ended March 31, 2009 and 2008. These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2008, which appear in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2009 and as amended by the filing of the Amended Annual Report on Form 10-K/A on April 30, 2009. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements as of that date.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2009.

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

The Company also announced in February 2009 that it had reduced its permanent headcount by 10% and its contractor workforce by approximately 75% in an initiative to realign its cost structure and reduce its labor and labor related costs. The Company recorded approximately $0.3 million of charges associated with this initiative in the first quarter of 2009.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

Soapstone has recorded revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” (SOP 97-2) and all related interpretations. The Company recognized revenue from product sales upon shipment or delivery to customers, including resellers, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectability is deemed probable. If uncertainties regarding customer acceptance existed, the Company recognized revenue when those uncertainties were resolved. For arrangements that included the delivery of multiple elements, revenue was allocated to the various elements based on vendor-specific objective evidence of fair value (“VSOE”). The Company used the residual method when VSOE did not exist for one of the delivered elements in an arrangement. Revenue from support and maintenance contracts was recognized ratably over the period of the related agreements. Revenue from installation and other services was recognized as the work was performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria were recorded as deferred revenue in the past. All revenue recognized has been from the Company’s legacy router operation which is reflected as discontinued operations. The Company has not recognized any revenue from its continuing operations.

(b) Guarantees and Product Warranties

In the normal course of business, the Company may agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company may agree to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. Historically, payments made by the Company, if any, under these agreements have not had a material impact on the Company’s operating results or financial position.

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

Cash, cash equivalents and marketable securities consist of the following:

	March 31 2009	December 31 2008
Cash and cash equivalents	$76,272	$83,124
Marketable securities	6,028	6,042

Total	$82,300	$89,166

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

(e) Net Income per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options, common stock warrants and restricted common stock. The dilutive effect of in-the-money options and warrants is calculated based on the average share price for each fiscal period using the treasury stock method. Basic and diluted net loss per share is the same for the periods with net loss and all outstanding employee stock options, common stock warrants and unvested restricted stock have been excluded, as they are considered anti-dilutive. In situations where a company reports continuing operations, as well as discontinued operations, the shares used to determine basic or diluted earnings per share is based on earnings or loss associated with continuing operations. Since the Company’s continuing operations generated a loss, the diluted shares are the same as basic shares.

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

(g) Discontinued Operations

As previously announced, the Company has exited the manufacture, sale and support of router products, making its last shipments in December 2007 and providing related support only through the end of December 2008. Accordingly, the Company has disclosed its historical activities associated with its legacy router products and services as discontinued operations in the Consolidated Statements of Operations. Prior period operating results associated with such legacy products and services include adjustments to reflect its presentation as discontinued operations. Income from discontinued operations include revenue, cost of revenue and other income.

The Company’s assets in the balance sheets presented relate to continuing operations. Property, plant and equipment associated with discontinued operations have zero net book value since the end of 2008 and will be written off once such assets are abandoned later in 2009. Substantially all of the liabilities and accrued expenses in the balance sheets presented relate to continuing operations.

(h) Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. During the Company’s transition from its legacy business the chief operating decision maker or decision making group commenced assessing performance and allocation of resources between its legacy core router product and service and its Soapstone product development. Accordingly, commencing in 2007, Soapstone operated in two operating segments – core router and Soapstone. However, since the Company has begun disclosing its legacy router operations as discontinued operations, the Company has concluded that it has reverted to operating in only one segment, the Soapstone segment. The discontinued operations for the three months ended March 31, 2008 included router related revenue, nearly all of which was derived from one customer, namely AT&T.

(i) Stock-Based Compensation

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Expected volatilities are based on a blend of historical and implied volatilities of our common stock. The expected term represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option.

In the three months ended March 31, 2009, the Company granted options to purchase 69,500 shares of common stock at a weighted average exercise price of $2.80 per share. The weighted average fair value of these grants was $1.59 per share estimated using the Black-Scholes valuation model with the following key assumptions: Risk-free interest rate: 1.84%, Volatility: 77.51%, Expected term: 3.82 year and Expected Dividend: 0%.

(j) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”) . SFAS 141R retains the fundamental requirements in FASB Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS 141R. That replaces FASB Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R will now require acquisition costs to be expensed as incurred; restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company adopted this pronouncement in the first quarter of 2009. The adoption of the provisions of SFAS 141R did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted this pronouncement in the first quarter of 2009. The adoption of the provisions of SFAS 160 did not have a material impact on the Company’s financial position and results of operations.

NOTE 3. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy and is effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008 and its non financial assets on January 1, 2009. Adoption did not have a material impact on the Company’s financial position or results of operations.

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

All of the fair values of the Company’s investment instruments presented in Note 2(c) were based on level 1 inputs as described above, to determine their fair values as of March 31, 2009.

NOTE 4. LITIGATION

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

On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. The proposed global settlement remains subject to preliminary and final approval by the District Court. While we can make no promises or guarantees as to the outcome of these proceedings, the Company does not believe that a loss is probable or reasonably estimable as of the balance sheet date.

In addition, the Company received letters dated July 13, 2007 and July 25, 2007 from a putative shareholder, demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 by the underwriters of its IPO and certain unidentified directors, officers and shareholders of the Company. The Company evaluated the demand and declined to prosecute the claim. On October 3, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against the lead underwriters of the Company’s IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s IPO on July 28, 2000, through at least July 27, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of the Company are named as defendants in this action. On October 29, 2007, the case was reassigned to Judge James L. Robart along with similar cases involving the IPO’s of 53 other issuers. These 54 actions were consolidated for pre-trial purposes. On February 27, 2008, the putative shareholder filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file with the Court the Issuer Defendants’ Joint Motion to dismiss. The plaintiff filed her opposition to this motion on September 8, 2008, and the Issuer Defendants’ Reply in Support of Their Joint Motion to Dismiss was filed on October 23, 2008.

On March 12, 2009, Judge Robart granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit.

The plaintiff filed a Notice of Appeal on April 10, 2009. The plaintiff’s opening brief in the appeal is currently due on July 27, 2009, with the Company and the underwriters’ responses due on August 25, 2009. The plaintiff may file a reply brief on September 8, 2009. The Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

In addition, we are subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent employment, commercial and environmental matters. Although there can be no assurance, there are no such matters pending that we expect to be material with respect to our business, financial position or results of operations.

NOTE 5. SUBSEQUENT EVENT

The Company announced in April 2009 that it has undertaken an initiative to reduce its total headcount by approximately 40%, in order to reduce expenses and conserve cash in the current economic environment without diminishing the overall value of the Company. The Company expects to record a charge of approximately $0.5 million associated with this initiative in the second quarter of 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this Report on Form 10-Q constitute forward-looking statements that involve risks, assumptions and uncertainties. The Company’s actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including without limitation those discussed under the caption “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 10, 2009 and as amended by the filing of the Amended Annual Report on Form 10-K/A on April 30, 2009, and elsewhere herein. Forward-looking statements include statements regarding the future or the Company’s expectations, beliefs, intentions or strategies regarding the future and may be identified by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” and similar expressions. There may be events in the future that could affect these matters.

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

In February 2009, we announced that we have engaged an investment banker to assist the Company in exploring strategic alternatives available to the Company for enhancing shareholder value. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. The Company’s strategic review is underway, but no timetable has been set for its completion.

The Company announced in February 2009 that it had reduced its permanent headcount by 10% and its contractor workforce by approximately 75% in an initiative to realign its cost structure and reduce its labor and labor related costs. In furtherance of this initiative and in order to reduce expenses and conserve cash in the current economic environment without diminishing the overall value of the Company, a further reduction in its total headcount by approximately 40% was announced by the Company in April 2009.

Since our inception, we have incurred significant losses. As of March 31, 2009, we had an accumulated deficit of $410.5 million. Historically, we derived all of our revenue from sales and servicing of our legacy core router products. On April 18, 2007, we announced that we were transitioning away from the manufacture, sales, and development of core router products. We do not expect any revenue from core router product sales and service in 2009 and beyond. We have not recorded any revenue from our Soapstone products and we anticipate that any future revenue for the Company will be derived from the sales and support of our Soapstone products, which are currently under development and have not been fully tested in customer networks. To date, we have invested significant amounts in the development of our Soapstone products, and we anticipate that our development efforts will continue to require significant expenditures, a substantial portion of which we will make long before any significant revenue related to these expenditures will be realized. We do not expect to reach profitability in 2009 and may not achieve profitability going forward unless our Soapstone products achieve commercial success.

Research and Development

Research and development expenses consist primarily of salaries and related employee costs, contractor costs, depreciation expense on laboratory equipment, software maintenance and certain project costs. In 2009 we expect research and development expenses to decline, as a result of the Company’s decision to realign its cost structure and reduce its labor and labor related costs, including through the Company’s February and April 2009 reductions in workforce.

Sales and Marketing

Sales and marketing expenses have consisted primarily of salaries and related employee costs, tradeshows, travel, public relations and costs associated with other marketing events. During the remainder of 2009, we expect to decrease our spending, primarily in marketing as a result of the Company’s decision to realign its cost structure and reduce its labor and labor related costs and other discretionary spending, including through the Company’s February and April 2009 reductions in workforce.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel as well as professional and compliance related fees. During the remainder of 2009, we expect general and administrative expenses to decline from the current levels primarily as a result of the Company’s reduction in its labor and labor related costs, including through the Company’s February and April 2009 reductions in workforce.

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

Results of Operations

Research and Development

Research and development expenses increased $0.6 million to $4.2 million for the first quarter of 2009 from $3.6 million for the first quarter of 2008. The increase in the 2009 period compared to the 2008 period was due to higher labor and labor related, facility related and depreciation expenses primarily associated with increases in our cost structure made over the course of 2008, partially offset by a decrease in costs resulting from our reduction in workforce in February 2009.

Sales and Marketing

Sales and marketing expenses increased $1.0 million to $2.2 million for the first quarter of 2009 from $1.2 million for the first quarter of 2008. The increase in the 2009 period compared to the 2008 period was primarily due to an increase in labor and labor related expenses associated with increased investment in our sales and marketing efforts made over the course of 2008, partially offset by a decrease in costs resulting from our reduction in workforce in February 2009.

General and Administrative

General and administrative expenses increased $0.4 million to $1.9 million for the first quarter of 2009 from $1.5 million for the first quarter of 2008. The increase in the 2009 period compared to the 2008 period was primarily due to higher labor and labor related expenses and depreciation expenses, partially offset by a decrease in costs resulting from our reduction in workforce in February 2009.

Interest Income, Net

Interest income decreased $0.7 million to $0.2 million for the first quarter of 2009 from $0.9 million for the first quarter of 2008. Interest income decreased due to lower average interest rates in 2009 as well as a lower invested balance in the 2009 period.

Discontinued Operations

The Company has exited the manufacture, sale, and support of router products, making its last shipment in December 2007 and providing related support only through the end of December 2008. Accordingly, income from discontinued operations decreased $1.8 million to $0.0 million for the first quarter of 2009 from $1.8 million for the first quarter of 2008.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, from the exercise of stock options by employees. From inception through March 31, 2009, we raised approximately $427.7 million from these equity offerings. During the first three months of 2009, we used $6.7 million in cash from operating activities, compared to generating $1.9 million in the 2008 period. The decrease in cash from operations in the 2009 period as compared to the comparable 2008 period is primarily associated with transitioning away from all core router related activities after 2008. We expect that in the future, working capital requirements will fluctuate based on the timing and magnitude of payments associated with our operating costs and future customer payment terms. We have undertaken initiatives to realign our cost structure and reduce our labor and labor related costs. In furtherance of this initiative and in order to reduce expenses and conserve cash in the current economic environment without diminishing the overall value of the Company, we announced reductions in our total headcount in February and April 2009.

Purchases of capital equipment decreased $0.5 million to $0.1 million for the first three months of 2009 compared to $0.6 million for the same period in 2008. The timing and amount of future capital expenditures will depend primarily on our requirements in the Soapstone business including related infrastructure costs. We expect that capital expenditures will be between $0.3 million to $0.5 million for the remainder of 2009.

At March 31, 2009, we had cash and cash equivalents of $76.3 million and short-term marketable securities of $6.0 million, totaling $82.3 million. We believe that our existing cash, cash equivalents and marketable securities will meet our normal operating and capital expenditure needs beyond the next twelve months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. We may not be able to obtain additional capital on terms favorable to us or at all due to economic conditions and the early stage of the Soapstone products. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our Soapstone products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Contractual Obligations

At March 31, 2009, our contractual obligations, which consist entirely of operating leases, were as follows (in thousands):

Fiscal Year	Operating Leases
2009 (remainder of year)	$551
2010	635
2011	663
2012	692
2013	720
2014	680

Total future contractual commitments	$3,941

Payments made under operating leases will be treated as rent expense for the facilities. In addition, associated with the lease, the Company is obligated to pay common area maintenance charges and real estate taxes which could vary each year.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Factors That May Affect Future Results

This Form 10-Q contains “forward-looking statements” that are subject to the safe harbors created under the Private Securities Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements in this Form 10-Q that are not statements of historical fact are forward-looking statements that are subject to a number of important risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in our forward-looking statements. The Company may experience difficulties identifying, analyzing and consummating strategic alternatives, and such alternatives may not lead to the achievement of desired results. In addition, the Soapstone Networks business and market opportunity are at an early stage of development and accordingly estimates, projections and statements regarding our business, products, plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements. Specifically, this Quarterly Report contains forward-looking statements relating to: our engagement of an investment banker to assist in our exploration of strategic alternatives; the impact of our reductions in workforce announced in February 2009 and April 2009; technology trends and the development, size, characteristics, and growth of our markets; the Company’s position in our markets; the development, introduction and market acceptance of new products, enhancements and services; the development of a direct sales force, indirect sales channels and technology partnerships; the expansion of customer relationships; the addition of Soapstone customers; the expected operating results from our Soapstone business; our ability to manage the transition of our core router business; and our expectations regarding competition and technological change. For a more detailed description of the risk factors associated with the Company, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 10, 2009 and as amended by the filing of the Amended Annual Report on Form 10-K/A on April 30, 2009. We do not undertake to update our forward-looking statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in FASB Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS 141R. That replaces FASB Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R will now require acquisition costs to be expensed as incurred; restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company adopted this pronouncement in the first quarter of 2009. The adoption of the provisions of SFAS 141R did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted this pronouncement in the first quarter of 2009. The adoption of the provisions of SFAS 160 did not have a material impact on the Company’s financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and federal agency obligations with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at March 31, 2009, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

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

On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. The proposed global settlement remains subject to preliminary and final approval by the District Court. While we can make no promises or guarantees as to the outcome of these proceedings, the Company does not believe that a loss is probable or reasonably estimable as of the balance sheet date.

In addition, the Company received letters dated July 13, 2007 and July 25, 2007 from a putative shareholder, demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 by the underwriters of its IPO and certain unidentified directors, officers and shareholders of the Company. The Company evaluated the demand and declined to prosecute the claim. On October 3, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against the lead underwriters of the Company’s IPO, alleging violations of Section 16(b). The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s IPO on July 28, 2000, through at least July 27, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of the Company are named as defendants in this action. On October 29, 2007, the case was reassigned to Judge James L. Robart along with similar cases involving the IPO’s of 53 other issuers. These 54 actions were consolidated for pre-trial purposes. On February 27, 2008, the putative shareholder filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint. On July 25, 2008, the Company joined with 29 other issuers to file with the Court the Issuer Defendants’ Joint Motion to dismiss. The plaintiff filed her opposition to this motion on September 8, 2008, and the Issuer Defendants’ Reply in Support of Their Joint Motion to Dismiss was filed on October 23, 2008.

On March 12, 2009, Judge Robart granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit.

The plaintiff filed a Notice of Appeal on April 10, 2009. The plaintiff’s opening brief in the appeal is currently due on July 27, 2009, with the Company and the underwriters’ responses due on August 25, 2009. The plaintiff may file a reply brief on September 8, 2009. The Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

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

There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 10, 2009 and as amended by the filing of the Amended Annual Report on Form 10-K/A on April 30, 2009.

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

SOAPSTONE NETWORKS INC.

Date	April 30, 2009	By:	/s/ William J. Stuart
William J. Stuart Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002