Form 10-Q
period 2009-06-30
SOAPSTONE NETWORKS INC.
filed 2009-08-05
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

At July 31, 2009 15,347,246 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

SOAPSTONE NETWORKS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOAPSTONE NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$74,045	$83,124
Marketable securities	2,009	6,042
Prepaid expenses and other current assets	818	1,245

Total current assets	76,872	90,411

Property and equipment, net	629	4,289
Assets held for sale	182	—

Prepaid rents and other non-current assets	62	537

Total assets	$77,745	$95,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$1,176	$1,357
Accrued payroll and payroll-related costs	315	1,254
Accrued restructuring	633	—
Other accrued expenses	509	448

Total current liabilities	2,633	3,059

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized – 5,000,000 shares
Issued and outstanding – none	—	—
Common stock, $0.0001 par value:
Authorized – 250,000,000 shares
Issued– 15,471,177 shares at June 30, 2009 and 15,440,267 shares at December 31, 2008	2	2
Additional paid-in capital	492,469	491,134
Common stock warrants	6,321	6,321
Treasury stock, at cost – 573,397 shares	(2,870)	(2,870)
Accumulated deficit	(420,810)	(402,409)

Total stockholders’ equity	75,112	92,178

Total liabilities and stockholders’ equity	$77,745	$95,237

See accompanying notes.

SOAPSTONE NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total revenue	$—	$—	$—	$—

Total cost of revenue	—	—	—	—

Gross margin	—	—	—	—

Operating expenses:
Research and development (1)	2,487	4,410	6,720	8,052
Sales and marketing (1)	1,152	1,495	3,382	2,751
General and administrative (1)	2,116	1,902	3,994	3,433
Restructuring and impairment charges	4,674	—	4,674	—

Total operating expenses	10,429	7,807	18,770	14,236

Loss from continuing operations before interest	(10,429)	(7,807)	(18,770)	(14,236)
Interest income, net	160	635	369	1,576

Loss from continuing operations	(10,269)	(7,172)	(18,401)	(12,660)

Income from discontinued operations (1)	—	2,906	—	4,677

Net loss	$(10,269)	$(4,266)	$(18,401)	$(7,983)

Loss per basic and diluted share from continuing operations	$(0.69)	$(0.48)	$(1.24)	$(0.85)

Income per basic and diluted share from discontinued operations	$—	$0.20	$—	$0.32

Net loss per basic and diluted	$(0.69)	$(0.28)	$(1.24)	$(0.53)

Weighted average common shares:
Basic and diluted	14,897,780	14,825,768	14,882,325	14,808,928

(1) Includes non-cash, stock-based compensation associated with stock option grants, as follows:

Discontinued operations	$—	$43	$—	$66
Research and development	220	383	451	588
Sales and marketing	212	235	374	349
General and administrative	251	360	437	521

See accompanying notes.

SOAPSTONE NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(18,401)	$(7,983)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities –
Depreciation and amortization	803	1,576
Restructuring noncash based	3,107	—
Stock-based compensation	1,262	1,524
Gain on sale of fixed assets	(36)	(87)

Changes in current assets and liabilities:
Trade accounts receivable	—	11,469
Prepaid expenses and other current assets	580	23
Prepaid rents and other non-current assets	29	(102)
Accounts payable	(146)	(2,736)
Accrued payroll and payroll related	(939)	(2,151)
Accrued restructuring	633	—
Accrued other	55	(246)
Deferred revenue	—	2,198

Net cash (used in) provided by operating activities	(13,053)	3,485

Cash Flows from Investing Activities:
Maturity of marketable securities	4,033	9,465
Purchases of property and equipment	(174)	(1,432)

Proceeds from sale of fixed assets	36	87

Net cash provided by investing activities	3,895	8,120

Cash Flows from Financing Activities:
Proceeds from employee stock plans	79	317

Cash provided by financing activities	79	317

Net (decrease) increase in Cash and Cash Equivalents	(9,079)	11,922

Cash and Cash Equivalents, Beginning of Period	83,124	88,903

Cash and Cash Equivalents, End of Period	$74,045	$100,825

See accompanying notes.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except share and per share data)

NOTE 1. BASIS OF PRESENTATION

The unaudited financial information included herein has been prepared by Soapstone Networks Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Soapstone Networks Inc. and its subsidiaries (“Soapstone” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2009 and December 31, 2008 and the operating results and cash flows for the periods ended June 30, 2009 and 2008. These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2008, which appear in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2009 and as amended by the filing of the Amended Annual Report on Form 10-K/A on April 30, 2009. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements as of that date.

Any material subsequent events have been considered for disclosure and recognition through the filing date of this Form 10-Q.

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2009.

In February 2009, the Company announced that it had engaged an investment banker to assist in exploring strategic alternatives available to the Company for enhancing shareholder value. After devoting substantial time and effort between February and June 2009 in evaluating strategic alternatives, the board of directors concluded on June 15, 2009 that the Company should be dissolved, subject to stockholder approval, and that an extraordinary cash dividend of $3.75 per share be paid contingent upon stockholder approval of the liquidation and dissolution of the Company prior to the filing of the certificate of dissolution. See Note 6 regarding subsequent events.

In April 2009, the Company reduced its workforce by 40% and, in connection with the approval by the Board of Directors of the liquidation and dissolution of the Company on June 15, 2009, the Company further reduced its workforce by 50 to 14 employees to oversee the liquidation and dissolution of the Company. Most of the remaining employees are expected to be terminated in the third quarter of 2009.

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

(b) Guarantees and Product Warranties

In the normal course of business and in connection with the sale of assets relating to the liquidation and dissolution of the Company, the Company may agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company may agree to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. Historically, payments made by the Company, if any, under these agreements have not had a material impact on the Company’s operating results or financial position.

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

Cash, cash equivalents and marketable securities consist of the following:

	June 30, 2009	December 31 2008
Cash and cash equivalents	$74,045	$83,124
Marketable securities	2,009	6,042

Total	$76,054	$89,166

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

(h) Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. During the Company’s transition from its legacy business the chief operating decision maker or decision making group commenced assessing performance and allocation of resources between its legacy core router product and service and its Soapstone product development. Accordingly, commencing in 2007, Soapstone operated in two operating segments – core router and Soapstone. However, since the Company has begun disclosing its legacy router operations as discontinued operations, the Company has concluded that it has reverted to operating in only one segment, the Soapstone segment. The discontinued operations for the three and six months ended June 30, 2008 included router related revenue, nearly all of which was derived from one customer, namely AT&T.

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

In the three months ended March 31, 2009, the Company granted options to purchase 69,500 shares of common stock at a weighted average exercise price of $2.80 per share. The weighted average fair value of these grants was $1.59 per share estimated using the Black-Scholes valuation model with the following key assumptions: Risk-free interest rate: 1.84%, Volatility: 77.51%, Expected term: 3.82 year and Expected Dividend: 0%. In the three months ended June 30, 2009 the Company did not grant any new options to purchase shares of common stock. However, in connection with its workforce reductions in the second quarter of 2009, the Company modified the terms on the vested options by increasing the time available to exercise by six months, which resulted in a noncash charge of approximately $0.3 million.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The guidance in SFAS 165 largely is similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes to prior practice. SFAS 165 modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued for public entities or available to be issued for nonpublic entities that do not widely distribute their financial statements. In addition SFAS 165 requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. Accordingly the Company adopted SFAS 165 in the second quarter of 2009. The adoption of the provisions of SFAS 165 did not have a material impact on the Company’s financial position and results of operations.

NOTE 3. RESTRUCTURING EXPENSES AND IMPAIRMENT CHARGES

In the second quarter of 2009 the Company reduced its workforce two times. The second workforce reduction occurred in connection with the approval by the Board of Directors of the liquidation and dissolution of the Company on June 15, 2009. In the second quarter of 2009, the Company also incurred noncash charges associated with abandonment of certain assets which are held for sale, assets held and used and prepaid expenses.

Through September 30, 2009, the Company expects to record total restructuring charges of approximately $7.0 million, of which $3.2 million is expected to be cash based. In the second quarter of 2009 the Company recorded $4.7 million of these charges and expects to record the remaining $2.3 million in the quarter ended September 30, 2009. As of June 30, 2009, the Company has not ceased to use its current office space. The Company intends to vacate its current office space during the quarter ended September 30, 2009; however, it has not determined the impact of the charges associated with lease commitments, if any, substantially all of which charges will be cash based.

Workforce reduction

The restructuring resulted in the reduction of its workforce by 40% of the employee base in April 2009 and, in connection with the approval by the Board of Directors of the liquidation and dissolution of the Company on June 15, 2009, the Company further reduced its workforce by 50 to 14 employees to oversee the liquidation and dissolution of the Company. The Company expects to record a total of approximately $3.2 million of employee related charges, all of which are cash based. In the second quarter of 2009 $1.6 million was recorded and the remaining $1.6 million is expected to be recorded in the third quarter of 2009.

Asset impairment

As a result of the announcement to liquidate the Company, a substantial portion of the Company’s property and equipment has been classified as held for sale. The assets held for sale are primarily equipment associated with its Soapstone product development. The Company has measured such assets at the lower of its carrying amount or fair value less cost to sell. The Company continues to use assets primarily associated with its information technology infrastructure and leasehold improvements to support the remaining employees and the implementation of the Company’s liquidation. However, these assets were evaluated for impairment as a result of the Company’s announcement to liquidate. The Company concluded that these assets are not expected to generate any future cash flows other than cash inflow from its own net realizable value. The Company has accelerated its depreciation over a reduced life, expected to be the end of August 2009. In the second quarter the Company has recorded $2.8 million of non cash charges associated with asset impairments, $ 0.2 million of which is accelerated depreciation associated with assets held and used. The Company expects to record an additional $0.4 million of accelerated depreciation in the third quarter of 2009 associated with assets held and used.

The Company has also recorded $0.3 million in the second quarter associated with certain prepaid rents and maintenance on certain software which is no longer being used. The Company expects to record an additional charge of $0.4 million in the third quarter of 2009 associated with prepaid rents.

The restructuring charges recorded in the second quarter of 2009 and the reserve activities are summarized as follows:

	Total Restructuring Charge	Non-cash Charges	Payments	Accrual Balance at June 30, 2009
Workforce reduction	$1,567	$—	$934	$633
Asset impairment	3,107	3,107	—	—

Total Restructuring and impairment charges	$4,674	$3,107	$934	$633

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

All of the fair values of the Company’s investment instruments presented in Note 2(c) were based on level 1 inputs as described above, to determine their fair values as of June 30, 2009.

NOTE 5. LITIGATION

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

On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement, directed that notice be provided to the class, and scheduled a settlement fairness hearing, at which members of the class may object to the proposed settlement, for September 10, 2009. The proposed global settlement remains subject to final approval by the District Court. While we can make no promises or guarantees as to the outcome of these proceedings, the Company does not believe that a loss is probable or reasonably estimable as of the balance sheet date.

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

The plaintiff filed a Notice of Appeal in all 54 actions on April 10, 2009. The underwriters filed cross-appeals in 30 of the actions. The Court of Appeals for the Ninth Circuit consolidated the actions for the purposes of appeal only on June 22, 2009. The plaintiff’s opening brief on appeal is currently due on August 26, 2009, with the Company and the underwriters’ responses due on October 2, 2009. The plaintiff may file a reply brief by November 2, 2009, and underwriters may file a reply brief on their cross-appeal by November 17, 2009. The Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

In addition, we are subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent employment, commercial and environmental matters. Although there can be no assurance, there are no such matters pending that we expect to be material with respect to our business, financial position or results of operations.

NOTE 6. SUBSEQUENT EVENTS

On July 28, 2009, the Company held its annual meeting of stockholders, at which the stockholders approved the liquidation and dissolution of the Company pursuant to a Plan of Liquidation and Dissolution (the “Plan of Liquidation”). On July 31, 2009, the Company filed a certificate of dissolution with the State of Delaware. Upon the filing of the certificate of dissolution, all of the members of Company’s current board of directors resigned and William Stuart, the Company’s Chief Financial Officer and Michael Cayer, the Company’s General Counsel and Secretary, were each appointed to the Company’s board of directors. Additionally, upon the filing of the certificate of dissolution Dr. William Leighton resigned as the Company’s President and William Stuart was appointed as the Company’s new President.

In connection with the filing of the Certificate, effective as of the close of business on July 31, 2009, the Company closed its stock transfer books and discontinued recording transfers of shares of its common stock, $.0001 par value per share (the “Common Stock”). The Common Stock, and stock certificates evidencing the shares of Common Stock, are no longer be assignable or transferable on the Company’s books.

On July 28, 2009, the Company submitted a request to Nasdaq OMX to suspend trading of the Common Stock effective as of the close of the regular trading session on July 31, 2009. On July 29, 2009, the Company notified Nasdaq OMX that the Company would file a Form 25 to delist its Common Stock on August 7, 2009.

Upon the suspension of trading of the Common Stock on the Nasdaq Global Market at the close of the regular trading session on July 31, 2009, shares of Common Stock held in street name with brokers may be traded in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board or the Pink Sheets. Such trading will reduce the market liquidity of the Common Stock. As a result, an investor will find it more difficult to dispose of, or obtain accurate quotations for the price of the Common Stock, if they are able to trade the Common Stock at all.

On July 29, 2009, the Company paid a dividend of $3.75 per share, or $57.5 million in aggregate, of the Company’s common stock. The board of directors has fixed July 31, 2009 as the record date for determining stockholders entitled to receive any future distributions of available assets, which the Company anticipates will not likely occur prior to the first quarter of 2010. Prior to winding up its affairs under Delaware law, the Company intends to make at least one additional liquidating distribution to the stockholders. The Company has not yet established the timing or per share amount of any such distributions.

In connection with the approval of the Plan of Liquidation, the Company adopted a liquidation basis of accounting. After this date, our net assets are stated at their estimated net realizable value and our liabilities are stated at their estimated settlement amounts.

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

Overview

Soapstone Networks Inc. (referred to as Soapstone, Soapstone Networks, we, our, us and the company) was a developer of resource and service control software. The company was founded as a provider of core router products and in 2007 and 2008 transitioned to being a developer of emerging, software-based service and control solutions for service providers’ next generation networks. As of December 31, 2008, the company had completely exited the router business. The company’s operations focused solely on developing and marketing its Soapstone Provider Network Controller (PNC™) framework in 2009 prior to its announcement to liquidate the Company as described below.

In February 2009, the Company announced that it had engaged an investment banker to assist in exploring strategic alternatives available to the Company for enhancing shareholder value. After devoting substantial time and effort between February and June 2009 in evaluating strategic alternatives, the board of directors concluded on June 15, 2009 that the Company should be dissolved, subject to stockholder approval, and that an extraordinary cash dividend of $3.75 per share be paid, contingent upon stockholder approval of the liquidation and dissolution of the Company, prior to the filing of the certificate of dissolution. Stockholder approval of the liquidation and dissolution of the Company was obtained at the Company’s annual meeting of stockholders held on July 28, 2009, and the Company filed the certificate of dissolution on July 31, 2009. The Company is currently operating under a Plan of Liquidation, which involves winding up our business affairs, liquidating our remaining assets, and providing for the payment or satisfaction or our liabilities. See note 6 to the financial statements regarding subsequent events.

In April 2009, the Company reduced its workforce by 40% and, in connection with the approval by the Board of Directors of the liquidation and dissolution of the Company on June 15, 2009, the Company further reduced its workforce by 50 to 14 employees to oversee the liquidation and dissolution of the Company. Most of the remaining employees are expected to be terminated in the third quarter of 2009.

During 2008, we completed the transition from our historical Avici router product business to our Soapstone business, including the change of name, the change of NASDAQ ticker symbol from “AVCI” to “SOAP” and the expiration of all support services for our historical core router products. In connection with the liquidation and dissolution of the Company and the filing of its certificate of dissolution, the Company submitted a request to Nasdaq OMX to suspend trading of the Common Stock effective at the close of the regular trading session on July 31, 2009. The Company notified Nasdaq OMX that the Company would file a Form 25 to delist its Common Stock on August 7, 2009. Although all of the company’s revenue to date has come from the router business, the company has now exited the manufacture, sale and support of its core router products and expects no further revenue from this business, which is disclosed as discontinued operations.

Research and Development

Research and development expenses consist primarily of salaries and related employee costs, contractor costs, depreciation expense on laboratory equipment, software maintenance and certain project costs. We do not expect any research and development expenses in the future, as a result of the Company’s decision to liquidate and the related shareholder approval obtained on July 28, 2009.

Sales and Marketing

Sales and marketing expenses have consisted primarily of salaries and related employee costs, tradeshows, travel, public relations and costs associated with other marketing events. We do not expect any sales and marketing expenses in the future, as a result of the Company’s decision to liquidate and the related shareholder approval obtained on July 28, 2009.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel as well as professional and compliance related fees. As a result of the Company’s decision to liquidate, the remaining employees will assist in the Company’s wind up activities and will accordingly be classified as general and administrative expenses in the third quarter of 2009.

Restructuring expenses and impairment charges

In the second quarter of 2009 the Company reduced its workforce two times. The second workforce reduction occurred in connection with the approval by the Board of Directors of the liquidation and dissolution of the Company on June 15, 2009. In the second quarter of 2009, the Company also incurred noncash charges associated with the abandonment of certain assets which are held for sale, assets held and used and prepaid expenses.

Through September 30, 2009, the Company expects to record total restructuring charges of approximately $7.0 million, of which $3.2 million is expected to be cash based. In the second quarter of 2009 the Company recorded $4.7 million of these charges and expects to record the remaining $2.3 million in the quarter ended September 30, 2009. As of June 30, 2009, the Company has not ceased to use its current office space. The Company intends to vacate its current office space during the quarter ended September 30, 2009; however, it has not determined the impact of the charges associated with lease commitments, if any, substantially all of which charges will be cash based.

Workforce reduction

The restructuring resulted in the reduction of its workforce by 40% of the employee base in April 2009 and, in connection with the approval by the Board of Directors of the liquidation and dissolution of the Company on June 15, 2009, the Company further reduced its workforce by 50 to 14 employees to oversee the liquidation and dissolution of the Company. The Company expects to record a total of approximately $3.2 million of employee related charges, all of which are cash based. In the second quarter of 2009 $1.6 million was recorded and the remaining $1.6 million is expected to be recorded in the third quarter of 2009.

Asset impairment

As a result of the announcement to liquidate the Company, a substantial portion of the Company’s property and equipment has been classified as held for sale. The assets held for sale are primarily equipment associated with its Soapstone product development. The Company has measured such assets at the lower of its carrying amount or fair value less cost to sell. The Company continues to use assets primarily associated with its information technology infrastructure and leasehold improvements to support the remaining employees and the implementation of the

Company’s liquidation. However, these assets were evaluated for impairment as a result of the Company’s announcement to liquidate. The Company concluded that these assets are not expected to generate any future cash flows other than cash inflow from its own net realizable value. The Company has accelerated its depreciation over a reduced life, expected to be the end of August 2009. In the second quarter the Company has recorded $2.8 million of non cash charges associated with asset impairments, $ 0.2 million of which is accelerated depreciation associated with assets held and used. The Company expects to record an additional $0.4 million accelerated depreciation in the third quarter of 2009 associated with assets held and used.

The Company has also recorded $0.3 million in the second quarter associated with certain prepaid rents and maintenance on certain software which is no longer being used. The Company expects to record an additional charge of $0.4 million in the third quarter of 2009 associated with prepaid rents.

The restructuring charges recorded in the second quarter of 2009 and the reserve activities are summarized as follows:

	Total Restructuring Charge	Non-cash Charges	Payments	Accrual Balance at June 30, 2009
Workforce reduction	$1,567	$—	$934	$633
Asset impairment	3,107	3,107	—	—

Total Restructuring and impairment charges	$4,674	$3,107	$934	$633

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

Long-lived Assets

We review property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate over the remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. We have recognized material impairment adjustments related to our property, plant, and equipment as described under our restructuring activities. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

Restructuring and Impairment Charges

During the second quarter of 2009, we incurred restructuring charges primarily as a result of our announcement to liquidate our company. The restructuring charges included a workforce reduction, asset impairment and other costs. These restructuring activities required us to make numerous assumptions and estimates, including recoverability of assets. The estimates and assumptions relating to the restructuring activities are continually monitored and evaluated, and if these estimates and assumptions change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring activities.

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

Results of Operations

Research and Development

Research and development expenses decreased $1.9 million to $2.5 million for the second quarter of 2009 from $4.4 million for the second quarter of 2008. Research and development expenses decreased $1.4 million to $6.7 million in the first six months of 2009 from $8.1 million for the same period in 2008. The decrease in the 2009 periods compared to the 2008 periods was primarily due to the reduction in workforce in April and again in June 2009 upon our liquidation announcement. We do not expect any research and development expenses in the future, as a result of the Company’s decision to liquidate.

Sales and Marketing

Sales and marketing expenses decreased $0.3 million to $1.2 million for the second quarter of 2009 from $1.5 million for the second quarter of 2008. Sales and marketing expenses increased $0.6 million to $3.4 million for the first six months of 2009 from $2.8 million for the same period in 2008. The decrease in the second quarter of 2009 as compared to the second quarter of 2008 was primarily due to reduction of workforce during second quarter of 2009. The increase in the 2009 six month period compared to the 2008 six month period was primarily due to an increase in labor and labor related expenses associated with increased investment in our sales and marketing efforts made over the course of 2008, partially offset by a decrease in costs due to its reduction in workforce in April and again in June 2009 upon our liquidation announcement. We do not expect any sales and marketing expenses in the future, as a result of the Company’s decision to liquidate.

General and Administrative

General and administrative expenses increased $0.2 million to $2.1 million for the second quarter of 2009 from $1.9 million for the second quarter of 2008. General and administrative expenses increased $0.6 million to $4.0 million for the first six months of 2009 from $3.4 million for the same period in 2008. The increase in the 2009 periods compared to the 2008 periods was primarily due to legal and investment banking fees associated with our strategic alternatives activities, partially offset by a decrease in costs resulting from our reduction in workforce in April and again in June 2009 upon our liquidation announcement.

Interest Income, Net

Interest income decreased $0.4 million to $0.2 million for the second quarter of 2009 from $0.6 million for the second quarter of 2008. Interest income decreased $1.2 million to $0.4 million for the first six months of 2009 from $1.6 million for the same period in 2008. Interest income decreased due to lower average interest rates in 2009 as well as a lower invested balance in the 2009 periods.

Discontinued Operations

The Company has exited the manufacture, sale, and support of router products, making its last shipment in December 2007 and providing related support only through the end of December 2008, hence there were no activities or revenue in the 2009 periods. Income from discontinued operations of $2.9 million and $4.7 million was recorded in the three and six months ended June 30, 2008, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, from the exercise of stock options by employees. From inception through June 30, 2009, we raised approximately $427.8 million from these equity offerings. During the first six months of 2009, we used $13.5 million in cash from operating activities, compared to generating $3.5 million in the 2008 period. The decrease in cash from operations in the 2009 period as compared to the comparable 2008 period is primarily associated with transitioning away from all core router related activities after 2008. We expect that in the future working capital requirements will fluctuate based on the timing and magnitude of payments associated with our windup costs.

Purchases of capital equipment decreased $1.2 million to $0.2 million for the first six months of 2009 compared to $1.4 million for the same period in 2008. The decrease was primarily as a result of controlled spending since the initial announcement to evaluate strategic alternatives in February 2009.

At June 30, 2009, we had cash and cash equivalents of $74.0 million and short-term marketable securities of $2.0 million, totaling $76.0 million. After evaluating the strategic alternatives, the board of directors concluded on June 15, 2009 that, subject to stockholder approval, the Company be dissolved and that an extraordinary cash dividend of $3.75 per share or approximately $57.5 million be paid, contingent upon stockholder approval of the liquidation and dissolution of the Company, prior to the filing of the certificate of dissolution. Stockholder approval of the liquidation and dissolution of the Company was obtained at the Company’s annual meeting of stockholders held on July 28, 2009, the aggregate dividend of $57.5 million was paid on July 29, 2009 and the Company filed a related certificate of dissolution on July 31, 2009. Thereafter the Company will give notice of our dissolution and allow our creditors an opportunity to come forward to make claims for amounts owed to them. Once we have complied with the applicable statutory requirements and either repaid our creditors or reserved amounts for payment to our creditors, including amounts required to cover as-yet unknown or contingent liabilities, we will distribute any remaining amounts less any reserved amounts for the payment of our ongoing expenses to our common stockholders.

Contractual Obligations

At June 30, 2009, our contractual obligations, which consist entirely of operating leases, were as follows (in thousands):

Fiscal Year	Operating Leases

2009 (remainder of year)	$338

2010	635

2011	663

2012	692

2013	720

2014	680

Total future contractual commitments	$3,728

Payments made under operating leases will be treated as rent expense for the facilities. In addition, associated with the lease, the Company is obligated to pay common area maintenance charges and real estate taxes which could vary each year. Although the Company announced its plan to liquidate, it has not ceased to use its current facility and hence has not determined the impact of its future charges associated with its lease commitments. Additionally, the Company will pay $0.5 million in fees associated with our strategic alternatives activities in the third quarter of 2009.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Factors That May Affect Future Results

This Form 10-Q contains “forward-looking statements” about Soapstone Networks’ future expectations, potential dividends, liquidation obligations, expenses and plans, as well as the strategic review undertaken by Soapstone, that constitute forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. When used in this Form 10-Q, the word “will”, “intends”. “expected” and other similar expressions are intended to identify such forward looking statements. Such risks and uncertainties include, but are not limited to, the following: the precise nature, amount and timing of any distributions to stockholders will depend on and could be delayed by, among other things, sales of our assets, claim settlements with creditors, resolution of outstanding litigation matters and unexpected or greater than expected expenses; our stockholders could be liable to our creditors in the event we fail to create an adequate contingency reserve to satisfy claims against us; we could incur costs to terminate, retain or replace personnel and consultants; the limited ability of our stockholders to publicly trade our stock on a listed exchange because our stock transfer books are closed and we are seeking to be delisted from the Nasdaq Global Market; and we will continue to incur the expenses of complying with public company reporting requirements. Further information on potential risk factors that could affect Soapstone, its business and its financial results are set forth in Soapstone’s filings with the Securities and Exchange Commission. Soapstone does not undertake any duty to update forward-looking statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The guidance in SFAS 165 largely is similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes to prior practice. SFAS 165 modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued for public entities or available to be issued for nonpublic entities that do not widely distribute their financial statements. In addition SFAS 165 requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. Accordingly the Company adopted SFAS 165 in the second quarter of 2009. The adoption of the provisions of SFAS 165 did not have a material impact on the Company’s financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and federal agency obligations with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at June 30, 2009, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. In addition, we paid a cash dividend to our shareholders of $3.75 per share on July 29, 2009. Accordingly, any future change in interest rates would relate to a substantially lower cash balance.

Exchange Rate Sensitivity

We operate primarily in the United States, and international sales historically have been in U.S. dollars and no future product or service sales are expected. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

The Company has no off balance sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of the Company’s management, including the principal executive and financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”) pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive and financial officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement, directed that notice be provided to the class, and scheduled a settlement fairness hearing, at which members of the class may object to the proposed settlement, for September 10, 2009. The proposed global settlement remains subject to final approval by the District Court. While we can make no promises or guarantees as to the outcome of these proceedings, the Company does not believe that a loss is probable or reasonably estimable as of the balance sheet date.

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

The plaintiff filed a Notice of Appeal in all 54 actions on April 10, 2009. The underwriters filed cross-appeals in 30 of the actions. The Court of Appeals for the Ninth Circuit consolidated the actions for the purposes of appeal only on

June 22, 2009. The plaintiff’s opening brief on appeal is currently due on August 26, 2009, with the Company and the underwriters’ responses due on October 2, 2009. The plaintiff may file a reply brief by November 2, 2009, and underwriters may file a reply brief on their cross-appeal by November 17, 2009. The Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

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

In addition to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 10, 2009 and as amended by the filing of the Amended Annual Report on Form 10-K/A on April 30, 2009, the following risk factors highlight some of the risks that may affect the Company’s liquidation and dissolution, pursuant to the Plan of Liquidation and Dissolution (the “Plan of Liquidation”) which was approved by our shareholders at our Annual Meeting held on July 28, 2009.

Factors That Our Stockholders Should Consider

We cannot assure you of the exact timing and amount of any distribution to our stockholders under the Plan of Liquidation.

The liquidation and dissolution process is subject to numerous uncertainties, may fail to create value to our stockholders and may not result in any remaining capital for distribution to our stockholders. The precise nature and timing of any distribution to our stockholders will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, resolution of outstanding litigation matters, and unanticipated or greater-than-expected expenses. Examples of uncertainties that could reduce the value of or eliminate distributions to our stockholders include unanticipated costs relating to:

•	the defense, satisfaction or settlement of lawsuits or other claims that may be made or threatened against us in the future; and

•	delays in our liquidation and dissolution, including due to our inability to settle claims.

As a result, we cannot determine with certainty the amount or timing of distributions to our stockholders.

We closed our stock transfer books as of July 31, 2009 and trading of our Common Stock was halted on the Nasdaq Global Market as of July 31, 2009, each of which may make if difficult or impossible for stockholders to trade their shares.

On July 31, 2009, we closed our stock transfer books after we filed a certificate of dissolution with the State of Delaware. We are now prohibited from recording transfers of record ownership of our Common Stock, and stock certificates evidencing the shares of our Common Stock, are no longer assignable or transferable on our books. Trading of our Common Stock was halted on the Nasdaq Global Market as of July 31, 2009 and trading of our Common Stock is now conducted in the over-the-counter market, on the OTC Bulletin Board. Such trading has reduced the market liquidity of our Common Stock. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations for the price of, our Common Stock.

If we decide to use a liquidating trust, interests of our stockholders in such a trust may not be transferable.

The interests of our stockholders in a liquidating trust set up by us may not be transferable, which could adversely affect your ability to realize the value of such interests. Even if transferable, the interests are not expected to be listed on a national securities exchange or quoted through the Nasdaq Global Market, and the extent of any trading market therein cannot be predicted. Moreover, the interests may not be accepted by commercial lenders as security for loans as readily as more conventional securities with established trading markets. In addition, as stockholders will be deemed to have received a liquidating distribution equal to their pro rata share of the value of the net assets distributed to an entity which is treated as a liquidating trust for tax purposes, the distribution of non-transferable interests would result in tax liability to the interest holders without their being readily able to realize the value of such interest to pay such taxes or otherwise.

We may not be able to settle all of our obligations to creditors.

We have current and future obligations to creditors. Our estimated future distributions to stockholders takes into account all of our known obligations and our best estimate of the amount reasonably required to satisfy such obligations. As part of the wind-down process, we will attempt to settle those obligations with our creditors. We cannot assure you that we will be able to settle all of these obligations or that they can be settled for the amount we have estimated for purposes of calculating the likely future distributions to stockholders. If we are unable to reach an agreement with a creditor relating to an obligation, that creditor may bring a lawsuit against us. Amounts required to settle obligations or defend lawsuits in excess of the amounts estimated by us will reduce the amount of remaining capital available for distribution to stockholders.

Our stockholders may be liable to our creditors for an amount up to the amount distributed by us if our reserves for payments to creditors are inadequate.

We filed a certificate of dissolution with the State of Delaware dissolving the Company on July 31, 2009. Pursuant to General Corporation Law of the State of Delaware, we will continue to exist for three years after the dissolution becomes effective for the purpose of prosecuting and defending suits against us and enabling us to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under General Corporation Law of the State of Delaware, we will publish and send out certain notices to our known and unknown creditors. Our creditors will then have the ability to present a statement of any claims against our business. To the extent that any of these creditors seek payment of certain claims against Soapstone, and there are not sufficient reserves withheld by us to pay these claims, then under applicable General Corporation Law of the State of Delaware, stockholders could be held liable for payment to our creditors up to the amount distributed to such stockholder in the liquidation. Accordingly, in such event, a stockholder could be required to return all distributions previously made to such stockholder pursuant to the Plan of Liquidation and could receive nothing from us under the Plan of Liquidation. Moreover, in the event a stockholder has paid taxes on amounts previously received by the stockholder, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. Our Board of Directors is not required to obtain a solvency opinion as a condition to authorizing a liquidating distribution and we cannot assure you that the contingency reserve established by us will be adequate to cover all expenses and liabilities.

Stockholders may not be able to recognize a loss for federal income tax purposes until they receive a final distribution from us, which may be three years after our dissolution and could be longer.

As a result of our liquidation, for federal income tax purposes stockholders will recognize gain or loss equal to the difference between (1) the sum of the amount of cash distributed to them and the aggregate fair market value of any property distributed to them, and (2) their tax basis for their shares of our capital stock. A stockholder’s tax basis in our shares will depend upon various factors, including the stockholder’s cost and the amount and nature of any distributions received with respect thereto. Any loss generally will be recognized only when the final distribution from us has been received, which may be more than three years after our dissolution.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, we intend to seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission might require. However, the Securities and Exchange Commission may not grant any such relief, in which case we would be required to continue to bear the expense of being a public reporting company.

Our Board of Directors may at any time turn management of our liquidation over to a third party, and some or all of our current directors may resign from our board at that time.

After we filed our certificate of dissolution with the State of Delaware on July 31, 2009, all of our previous members of our Board of Directors resigned and two existing officers of the Company were appointed as the new members of the Board of Directors. Our current Board of Directors may at any time turn our management over to a third party to complete the liquidation of our remaining assets and distribute the available proceeds to our stockholders, and some or all of our directors may resign from our board at or prior to that time. If management is turned over to a third party and all of our current directors resign from our board, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each stockholder receiving liquidating distributions could be held liable for payment to our creditors of his or her pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder in dissolution.

We filed a certificate of dissolution with the State of Delaware dissolving the Company on July 31, 2009. Pursuant to the General Corporation Law of the State of Delaware, we will continue to exist for three years after the certificate of dissolution is filed or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the General Corporation Law of the State of Delaware, in the event we fail to create during this three-year period an adequate contingency reserve for payment of our expenses and liabilities, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder in dissolution. Although the liability of any stockholder is limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) in the dissolution, this means that a stockholder could be required to return all distributions previously made to such stockholder and receive nothing from us under the Plan of Liquidation. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we will endeavor to make adequate reserves for all known, contingent, and unknown liabilities, there is no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.

ITEM 6.	EXHIBITS

(a)	List of Exhibits

Exhibit No.	Exhibit Description
4.1	Plan of liquidation and Dissolution of Soapstone Networks Inc. (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on July 15, 2009 (File No. 000-30865), which is incorporated herein by reference)

4.2	Certificate of Dissolution, as filed by the Company with the Secretary of State of the State of Delaware on July 31, 2009 (previously filed as Exhibit 4.2 to our Form 8-K filed with the Commission on July 31, 2009 (File No. 000-30865), which is incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOAPSTONE NETWORKS INC.

Date	August 5, 2009	By:	/s/ William J. Stuart
William J. Stuart President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
4.1	Plan of liquidation and Dissolution of Soapstone Networks Inc. (previously filed as Exhibit 10.1 to our Form 8-K filed with the Commission on July 15, 2009 (File No. 000-30865), which is incorporated herein by reference)

4.2	Certificate of Dissolution, as filed by the Company with the Secretary of State of the State of Delaware on July 31, 2009 (previously filed as Exhibit 4.2 to our Form 8-K filed with the Commission on July 31, 2009 (File No. 000-30865), which is incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002