Form 10-Q
period 2009-09-30
SOAPSTONE NETWORKS INC.
filed 2009-11-12
CIK 1094895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOAPSTONE NETWORKS INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE PERIOD AUGUST 1, 2009 TO SEPTEMBER 30, 2009

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

Shareholders’ Equity at July 31, 2009	$17,077
Effects of adopting the liquidation basis of accounting:
Initial adjustment of assets to estimated net realizable value	(1,067)
Initial adjustment of liabilities to estimated settlement amounts	(6,084)

Net Assets (liquidation basis) as of August 1, 2009	9,926

Other income	1,486
Change in estimated net realizable value of assets and liabilities	—

Net Assets (liquidation basis) as of September 30, 2009	$11,412

See accompanying notes.

SOAPSTONE NETWORKS INC.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2008 (GOING CONCERN BASIS)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$83,124
Marketable securities	6,042
Prepaid expenses and other current assets	1,245

Total current assets	90,411

Property and equipment, net	4,289
Assets held for sale Prepaid rents and other non-current assets	— 537

Total assets	$95,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$1,357
Accrued payroll and payroll-related costs	1,254
Accrued restructuring	—
Other accrued expenses	448

Total current liabilities	3,059

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized – 5,000,000 shares Issued and outstanding – none	—
Common stock, $0.0001 par value: Authorized – 250,000,000 shares Issued – 15,440,267 shares at December 31, 2008	2
Additional paid-in capital	491,134
Common stock warrants	6,321
Treasury stock, at cost – 573,397 shares	(2,870)
Accumulated deficit	(402,409)

Total stockholders’ equity	92,178

Total liabilities and stockholders’ equity	$95,237

See accompanying notes.

SOAPSTONE NETWORKS INC.

CONSOLIDATED STATEMENT OF NET ASSETS AS OF SEPTEMBER 30, 2009 (LIQUIDATION BASIS)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

September 30, 2009
ASSETS
Cash and cash equivalents	$16,977
Other assets	68

Total assets	$17,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$85
Reserve for estimated costs during the liquidation period	5,548

Total liabilities	$5,633

Net assets (liquidation basis-available to common shareholders)	$11,412

See accompanying notes.

SOAPSTONE NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE ONE AND SEVEN-MONTH PERIODS ENDED JULY 31, 2009

AND THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	One Month Ended July 31, 2009	Three Months Ended September 30, 2008	Seven Months Ended July 31, 2009	Nine Months Ended September 30, 2008
Operating expenses:
Research and development (1)	(837)	4,570	5,883	12,622
Sales and marketing (1)	(410)	1,839	2,972	4,590
General and administrative (1)	899	1,736	4,892	5,169
Restructuring and impairment charges	1,230	—	5,904	—

Total operating expenses	882	8,145	19,651	22,381

Loss from continuing operations before interest	(882)	(8,145)	(19,651)	(22,381)
Other income, net	738	624	1,107	2,200

Loss from continuing operations	(144)	(7,521)	(18,544)	(20,181)

Income from discontinued operations (1)	—	1,691	—	6,368

Net loss	$(144)	$(5,830)	$(18,544)	$(13,813)

Loss per basic and diluted share from continuing operations	$(0.01)	$(0.51)	$(1.24)	$(1.36)

Income per basic and diluted share from discontinued operations	$—	$0.11	$—	$0.43

Net loss per basic and diluted	$(0.01)	$(0.40)	$(1.24)	$(0.93)

Weighted average common shares:
Basic and diluted	15,226,302	14,841,589	14,920,409	14,819,815

(1) Includes non-cash, stock-based compensation expense and, for the 2009 periods credits due to the reversal of previous expenses, associated with stock option grants, as follows:
Discontinued operations	$—	$44	$—	$110
Research and development	(886)	381	(435)	969
Sales and marketing	(421)	151	(47)	500
General and administrative	(589)	246	(152)	767

See accompanying notes.

SOAPSTONE NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SEVEN-MONTH PERIOD ENDED JULY 31, 2009 AND

THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2008

(IN THOUSANDS)

(unaudited)

	Seven Months Ended July 31, 2009	Nine Months Ended September 30, 2008
Cash Flows from Operating Activities:
Net loss	$(18,544)	$(13,813)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities –
Depreciation and amortization	803	2,285
Restructuring noncash based	3,281	—
Stock-based compensation	(634)	2,346
Gain on sale of fixed assets	(36)	(87)

Tax benefit from employee stock plans	—	(123)

Changes in current assets and liabilities:
Trade accounts receivable	—	11,769
Prepaid expenses and other current assets	758	(100)
Prepaid rents and other non-current assets	29	(397)
Accounts payable	(1,694)	(1,438)
Accrued payroll and payroll related	(916)	(2,502)
Accrued restructuring	1,863	—
Accrued other	(23)	(292)
Deferred revenue	—	(122)

Net cash (used in) provided by operating activities	(15,113)	(2,474)

Cash Flows from Investing Activities:
Maturity of marketable securities	4,040	13,113
Purchases of marketable securities	—	(6,085)
Purchases of property and equipment	(174)	(2,942)
Proceeds from sale of fixed assets	35	87

Net cash provided by investing activities	3,901	4,173

Cash Flows from Financing Activities:

Payment of dividend	(57,552)	—

Tax benefit from employee stock plans	—	123

Proceeds from employee stock plans	1,636	324

Cash provided by financing activities	(55,916)	447

Net (decrease) increase in Cash and Cash Equivalents	(67,128)	2,146
Cash and Cash Equivalents, Beginning of Period	83,124	88,903

Cash and Cash Equivalents, End of Period	$15,996	$91,049

See accompanying notes.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(all tabular amounts are in thousands except share and per share data)

NOTE 1. BASIS OF PRESENTATION

The unaudited financial information included herein has been prepared by Soapstone Networks Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and includes the accounts of Soapstone Networks Inc. and its subsidiaries (“Soapstone” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our net assets in liquidation as of September 30, 2009 and the changes in net assets presented herein and the financial position at December 31, 2008 and the operating results and cash flows for the periods ended July 31, 2009 and September 30, 2008. These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2008, which appear in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2009 and as amended by the filing of the Amended Annual Report on Form 10-K/A on April 30, 2009. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements as of that date.

Any material subsequent events have been considered for disclosure and recognition through the filing date of this Form 10-Q, November 12, 2009.

The results of operations for the one and seven months ended July 31, 2009 are not indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2009, especially in light of the Company’s ongoing liquidation process.

In February 2009, the Company announced that it had engaged an investment banker to assist in exploring strategic alternatives available to the Company for enhancing shareholder value. After devoting substantial time and effort between February and June 2009 in evaluating strategic alternatives, the board of directors concluded on June 15, 2009 that the Company should be dissolved, subject to stockholder approval, and that an extraordinary cash dividend of $3.75 per share of the Company’s common stock, $.0001 par value per share (the “Common Stock”), be paid contingent upon stockholder approval of the liquidation and dissolution of the Company prior to the filing of the certificate of dissolution. At the Company’s annual meeting of stockholders on July 28, 2009, stockholders voted to approve the liquidation and dissolution of the Company pursuant to a Plan of Liquidation and Dissolution, which authorized the filing of a certificate of dissolution that was filed with the Secretary of State of the State of Delaware on July 31, 2009. In connection with the approval of the liquidation and dissolution of the Company, the Company’s Board of Directors approved an extraordinary cash dividend of $3.75 per share of Common Stock. This dividend was paid to the Company’s stockholders on July 29, 2009.

Upon the filing of the certificate of dissolution, all members of the Company’s then-current board of directors resigned and William J. Stuart, the Company’s Chief Financial Officer and Michael Cayer, the Company’s General Counsel and Secretary, were each appointed to the Company’s board of directors. Additionally, upon the filing of the certificate of dissolution Dr. William Leighton resigned as the Company’s President and William J. Stuart was appointed as the Company’s new President.

In April 2009, the Company reduced its workforce by 40% and, in connection with the approval by the Board of Directors of the liquidation and dissolution of the Company on June 15, 2009, the Company further reduced its workforce by 50 to 14 employees to oversee the liquidation and dissolution of the Company. Most of the remaining employees were terminated in the third quarter of 2009. On October 2, 2009 Mr. Stuart and Mr. Cayer resigned as employees of the Company and remain as non-employee President and Secretary, respectively, and directors of the Company. As of October 2, 2009, the Company has one remaining employee.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(all tabular amounts are in thousands except share and per share data)

In connection with the filing of the certificate of dissolution, effective as of the close of business on July 31, 2009, the Company closed its stock transfer books and discontinued recording transfers of shares of its Common Stock. The Common Stock, and stock certificates evidencing the shares of Common Stock, are no longer assignable or transferable on the Company’s books.

On July 28, 2009, the Company submitted a request to Nasdaq OMX to suspend trading of the Common Stock effective as of the close of the regular trading session on July 31, 2009. The Company filed a Form 25 to delist its Common Stock on August 7, 2009, at which time the Common Stock was delisted.

After the suspension of trading of the Common Stock on the Nasdaq Global Market at the close of the regular trading session on July 31, 2009, shares of Common Stock held in street name with brokers began trading in the over-the-counter market on the Pink Sheets, an electronic bulletin board established for unlisted securities. Such trading has reduced the market liquidity of the Common Stock and, as a result, an investor will find it more difficult to dispose of, or obtain accurate quotations for the price of the Common Stock, if they are able to trade the Common Stock at all.

In connection with the Company’s liquidation, during the quarter ended September 30, 2009 the Company completed the sale of substantially all of its non-cash assets, including its principal intellectual property assets, for aggregate cash consideration of approximately $2.2 million. The Company does not expect to receive any additional material consideration for the few remaining non-cash assets left in its possession.

Prior to winding up its affairs under Delaware law, the Company intends to make at least one additional liquidating distribution to the stockholders. The Company has not yet established the timing or per share amount of any such distributions, but any such distribution will likely occur in the first quarter of 2010

In connection with the approval of the Plan of Liquidation and filing of the Plan of Liquidation with the Secretary of State of the State of Delaware on July 31, 2009, the Company adopted a liquidation basis of accounting effective August 1, 2009. As of this date, our net assets are stated at their estimated net realizable value and our liabilities are stated at their estimated settlement amounts.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Liquidation Basis of Accounting

Our Statement of Net Assets in Liquidation and our Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, our assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while our liabilities are reported at their estimated settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation. The reserve for these estimated expenses includes primarily accruals including people costs (payroll and benefits), facilities, professional services and litigation costs, and corporate expenses (insurance, directors’ fees and statutory fees). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statement of Net Assets in Liquidation.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(all tabular amounts are in thousands except share and per share data)

(i) Upon transition to the liquidation basis of accounting, the Company recorded the following adjustment of assets to estimated net realizable value:

Initial Adjustment of Assets to Estimated Net Realizable Value	Amount
Prepaid assets adjustment	$438
Write down fixed assets	629

$1,067

The adjustments of prepaid assets and fixed assets (leasehold improvements) in the amounts of $0.4 million and $0.6 million respectively, were the result of these assets not having a realizable value upon the Company’s adoption of liquidation accounting.

(ii) The Company was required to make significant estimates and exercise judgment in determining the accrued costs of liquidation at August 1, 2009. Upon transition to the liquidation basis of accounting, the Company accrued the following costs expected to be incurred in liquidation:

Accrued Costs of Liquidation	Amount
Payroll and severance related	$264
Contractual commitments	$4,400
Outside services and other wind down expenses	1,420

$6,084

(b) Revenue Recognition

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

(c) Guarantees and Product Warranties

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

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(all tabular amounts are in thousands except share and per share data)

(d) Cash and Cash Equivalents and Marketable Securities

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

Cash, cash equivalents and marketable securities consist of the following:

	September 30, 2009	December 31, 2008
Cash and cash equivalents	$16,997	$83,124
Marketable securities	—	6,042

Total	$16,997	$89,166

(e) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include anticipated amounts and timing of future cash flows used in the calculation of net realizable value, reserve for future costs and settlement amounts. Actual results could differ from those estimates.

(f) Net Income per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options, common stock warrants and restricted common stock. The dilutive effect of in-the-money options and warrants is calculated based on the average share price for each fiscal period using the treasury stock method. Basic and diluted net loss per share is the same for the periods with net loss as all outstanding employee stock options, common stock warrants and unvested restricted stock have been excluded, as they are considered anti-dilutive. In situations where a company reports continuing operations, as well as discontinued operations, the shares used to determine basic or diluted earnings per share is based on earnings or loss associated with continuing operations. Since the Company’s continuing operations generated a loss, the diluted shares are the same as basic shares.

(g) Comprehensive Income

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances involving non-owner sources. During all periods presented, the Company did not have any items of comprehensive income other than its reported net income (loss).

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(all tabular amounts are in thousands except share and per share data)

(h) Discontinued Operations

As previously announced, the Company has exited the manufacture, sale and support of router products, making its last shipments in December 2007 and providing related support only through the end of December 2008. Accordingly, the Company has disclosed its historical activities associated with its legacy router products and services as discontinued operations in the Consolidated Statements of Operations. Prior period operating results associated with such legacy products and services include adjustments to reflect its presentation as discontinued operations. Income from discontinued operations includes revenue, cost of revenue and other income.

(i) Disclosures about Segments of an Enterprise

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. During the Company’s transition from its legacy business the chief operating decision maker or decision making group commenced assessing performance and allocation of resources between its legacy core router product and service and its Soapstone product development. Accordingly, commencing in 2007, Soapstone operated in two operating segments – core router and Soapstone. However, since the Company has begun disclosing its legacy router operations as discontinued operations, the Company has concluded that it has reverted to operating in only one segment, the Soapstone segment. The discontinued operations for the three and nine months ended September 30, 2008 included router related revenue, nearly all of which was derived from one customer, namely AT&T.

(j) Stock-Based Compensation

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

In the three months ended March 31, 2009, the Company granted options to purchase 69,500 shares of common stock at a weighted average exercise price of $2.80 per share. The weighted average fair value of these grants was $1.59 per share estimated using the Black-Scholes valuation model with the following key assumptions: Risk-free interest rate: 1.84%, Volatility: 77.51%, Expected term: 3.82 year and Expected Dividend: 0%. In the three months ended September 30, 2009 the Company did not grant any new options to purchase shares of common stock. However, in connection with its workforce reductions in the second quarter of 2009, the Company modified the terms on the vested options by increasing the time available to exercise by six months, which resulted in a noncash charge of approximately $0.3 million. In the month ended July 31, 2009 the Company recorded a reversal of previously recognized stock compensation expense related to unvested and forfeited stock options in the amount of $1.9 million, after which no options remained outstanding and no further stock compensation charges or credits will be recorded.

(k) Recent Accounting Pronouncements

In December 2007, the FASB issued ASC Topic 805-10 (Revised 2007), “Business Combinations” (“ASC Topic 805-10”) . ASC Topic 805-10 retains the fundamental requirements in ASC Topic 805-10 that the acquisition method of accounting (which ASC Topic 805-10 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. ASC Topic 805-10 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(all tabular amounts are in thousands except share and per share data)

acquisition date, measured at their fair values as of that date, with limited exceptions specified in ASC Topic 805-10. That replaces ASC Topic 805-10 cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. ASC Topic 805-10 will now require acquisition costs to be expensed as incurred; restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC Topic 805-10 applies prospectively to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company adopted this pronouncement in the first quarter of 2009. The adoption of the provisions of ASC Topic 805-10 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued ASC Topic 810-10, “Non-controlling Interests in Consolidated Financial Statements” (“ASC Topic 810-10”). ASC Topic 810-10 clarifies that a non-controlling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. ASC Topic 810-10 is effective for fiscal years beginning after December 15, 2008. The Company adopted this pronouncement in the first quarter of 2009. The adoption of the provisions of ASC Topic 810-10 did not have a material impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued ASC Topic 855-10, “Subsequent Events” (“ASC Topic 855-10”). The guidance in ASC Topic 855-10 largely is similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes to prior practice. ASC Topic 855-10 modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued for public entities or available to be issued for nonpublic entities that do not widely distribute their financial statements. In addition ASC Topic 855-10 requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC Topic 855-10 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. Accordingly the Company adopted ASC Topic 855-10 in the second quarter of 2009. The adoption of the provisions of ASC Topic 855-10 did not have a material impact on the Company’s financial position and results of operations.

NOTE 3. RESTRUCTURING EXPENSES AND IMPAIRMENT CHARGES

Through July 31, 2009, the Company recorded total restructuring charges of $5.9 million, of which $2.6 million is expected to be cash based. In the second quarter of 2009 the Company recorded $4.7 million of these charges and recorded the remaining $1.2 million in the period ended July 31, 2009. All restructuring charges were accrued for in the pre liquidation period.

Workforce reduction

The restructuring resulted in the reduction of its workforce by 40% of the employee base in April 2009 and, in connection with the approval by the Board of Directors of the liquidation and dissolution of the Company on June 15, 2009, the Company further reduced its workforce by 50 to 14 employees to oversee the liquidation and dissolution of the Company. The Company has recorded a total of approximately $2.6 million of employee related charges, all of which are cash based. In the second quarter of 2009 $1.6 million was recorded and the remaining $1.0 million was recorded in the third quarter of 2009.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(all tabular amounts are in thousands except share and per share data)

Asset impairment

As a result of the announcement to liquidate the Company, a substantial portion of the Company’s property and equipment was classified as held for sale at June 30, 2009. During the quarter ended September 30, 2009 substantially all the non-cash assets of the Company, including its principal intellectual property assets, were sold for a value of approximately $2.2 million.

The restructuring charges recorded through the third quarter of 2009 and the reserve activities are summarized as follows:

	Total Restructuring Charge	Non-cash Charges	Payments	Accrual Balance at September 30, 2009
Workforce reduction	$2,623	$—	$2,164	$459
Asset impairment	3,281	3,281	—	—

Total Restructuring and impairment charges	$5,904	$3,281	$2,164	$459

NOTE 4. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued ASC Topic 820-10, “Fair Value Measurements” (“ASC Topic 820-10”). ASC Topic 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy and is effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued ASC Topic 820-10, “Effective Date of ASC Topic 820-10”, which delayed for one year the effective date of ASC Topic 820-10 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As required, the Company adopted ASC Topic 820-10 for its financial assets on January 1, 2008 and its non financial assets on January 1, 2009. Adoption did not have a material impact on the Company’s financial position or results of operations.

ASC Topic 820-10 establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories.

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

All of the fair values of the Company’s investment instruments presented in Note 2(c) were based on level 1 inputs as described above, to determine their fair values as of September 30, 2009.

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Several objectors have since appealed the order approving the settlement, and those appeals remain pending. While we can make no promises or guarantees as to the outcome of these proceedings, the Company does not believe that a loss is probable or reasonably estimable as of the balance sheet date.

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

The plaintiff filed a Notice of Appeal in all 54 actions on April 10, 2009. The underwriters filed cross-appeals in 30 of the actions. The Court of Appeals for the Ninth Circuit consolidated the actions for the purposes of appeal only on June 22, 2009. The plaintiff’s opening brief on appeal was filed on August 26, 2009, and the issuers (including the

SOAPSTONE NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(all tabular amounts are in thousands except share and per share data)

Company) and the underwriters’ responses were filed on October 2, 2009. The plaintiff filed a reply brief on November 2, 2009, and the underwriters may file a reply brief on their cross-appeal by November 17, 2009. The Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

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

Except for the historical information contained herein, certain matters discussed in this Report on Form 10-Q constitute forward-looking statements that involve risks, assumptions and uncertainties. The Company’s actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including without limitation those discussed under the caption “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 10, 2009 and as amended by the filing of the Amended Annual Report on Form 10-K/A on April 30, 2009, the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on August 5, 2009, and elsewhere herein. Forward-looking statements include statements regarding the future or the Company’s expectations, beliefs, intentions or strategies regarding the future and may be identified by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” and similar expressions. There may be events in the future that could affect these matters.

Overview

Soapstone Networks Inc. (referred to as Soapstone, Soapstone Networks, we, our, us and the company) was a developer of resource and service control software. The company was founded as a provider of core router products and in 2007 and 2008 transitioned to being a developer of emerging, software-based service and control solutions for service providers’ next generation networks. As of September 30, 2009, the Company has exited all lines of business and is in liquidation.

In February 2009, the Company announced that it had engaged an investment banker to assist in exploring strategic alternatives available to the Company for enhancing shareholder value. After devoting substantial time and effort between February and June 2009 in evaluating strategic alternatives, the board of directors concluded on June 15, 2009 that the Company should be dissolved, subject to stockholder approval, and that an extraordinary cash dividend of $3.75 per share of the Company’s common stock, $.0001 par value per share (the “Common Stock”), be paid contingent upon stockholder approval of the liquidation and dissolution of the Company prior to the filing of the certificate of dissolution. At the Company’s annual meeting of stockholders on July 28, 2009, stockholders voted to approve the liquidation and dissolution of the Company pursuant to a Plan of Liquidation and Dissolution, which authorized the filing of a certificate of dissolution that was filed with the Secretary of State of the State of Delaware on July 31, 2009. In connection with the approval of the liquidation and dissolution of the Company, the Company’s Board of Directors approved an extraordinary cash dividend of $3.75 per share of Common Stock. This dividend was paid to the Company’s stockholders on July 29, 2009.

Upon the filing of the certificate of dissolution, all members of the Company’s then-current board of directors resigned and William Stuart, the Company’s Chief Financial Officer and Michael Cayer, the Company’s General Counsel and Secretary, were each appointed to the Company’s board of directors. Additionally, upon the filing of the certificate of dissolution Dr. William Leighton resigned as the Company’s President and William Stuart was appointed as the Company’s new President.

In April 2009, the Company reduced its workforce by 40% and, in connection with the approval by the Board of Directors of the liquidation and dissolution of the Company on June 15, 2009, the Company further reduced its workforce by 50 to 14 employees to oversee the liquidation and dissolution of the Company. Most of the remaining employees were terminated in the third quarter of 2009. On October 2, 2009 Mr. Stuart and Mr. Cayer resigned as employees of the Company and remain as non-employee President and Secretary, respectively, and directors of the Company. As of October 2, 2009, the Company has one remaining employee.

In connection with the filing of the certificate of dissolution, effective as of the close of business on July 31, 2009, the Company closed its stock transfer books and discontinued recording transfers of shares of its Common Stock. The Common Stock, and stock certificates evidencing the shares of Common Stock, will no longer be assignable or transferable on the Company’s books.

On July 28, 2009, the Company submitted a request to Nasdaq OMX to suspend trading of the Common Stock effective as of the close of the regular trading session on July 31, 2009. The Company filed a Form 25 to delist its Common Stock on August 7, 2009, at which time the Common Stock was delisted.

After the suspension of trading of the Common Stock on the Nasdaq Global Market at the close of the regular trading session on July 31, 2009, shares of Common Stock held in street name with brokers began trading in the over-the-counter market on the Pink Sheets, an electronic bulletin board established for unlisted securities. Such trading has reduced the market liquidity of the Common Stock and, as a result, an investor will find it more difficult to dispose of, or obtain accurate quotations for the price of the Common Stock, if they are able to trade the Common Stock at all.

Following stockholder approval of the Plan of Liquidation on July 28, 2009 and the filing of a certificate of dissolution on July 31, 2009, the Plan of Liquidation took effect, at which time we adopted a liquication basis of accounting. Since July 31, 2009, pursuant to the Plan of Liquidation, our activities have been limited to actions we deem necessary or appropriate to accomplish, including, but not limited to, the following:

•	remaining in existence as a non-operating entity for at least three years following the filing of the certificate of dissolution on July 31, 2009 as required under Delaware law;

•	paying, or providing for the payment of, our debts and liabilities, including both known liabilities and those that are contingent, conditional, unmatured or unknown, in accordance with Delaware law;

•	collecting, or providing for the collection of debts and other claims owing to the Company;

•	winding up our remaining business activities and withdrawing from any jurisdiction in which we remain qualified to do business;

•	establishing a contingency reserve for payment of the Company’s expenses and liabilities;

•	resolving any outstanding litigation matters;

•	complying with the SEC’s filing requirements for so long as we are required to do so;

•	making ongoing tax and other regulatory filings; and preparing to make, and making, distributions to our stockholders of any liquidation proceeds that may be available for such distributions.

In connection with the Company’s liquidation, during the quarter ended September 30, 2009 the Company completed the sale of substantially all of its non-cash assets, including its principal intellectual property assets, for aggregate cash consideration of approximately $2.2 million. The Company does not expect to receive any additional material consideration for the few remaining non-cash assets left in its possession.

Prior to winding up its affairs under Delaware law, the Company intends to make at least one additional liquidating distribution to the stockholders. The Company has not yet established the timing or per share amount of any such distributions, but any such distribution will likely occur in the first quarter of 2010.

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

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for executive, finance, legal, facilities, human resources and information technology personnel as well as professional and compliance related fees. As a result of the Company’s decision to liquidate, the remaining employees during the third quarter assisted in the Company’s wind up activities and accordingly have been classified as general and administrative expenses in the third quarter of 2009.

Restructuring expenses and impairment charges

Through September 30, 2009, the Company recorded total restructuring charges of approximately $5.9 million, of which $2.6 million is expected to be cash based. In the second quarter of 2009 the Company recorded $4.7 million of these charges and recorded the remaining $1.2 million in the period ended July 31, 2009.

Workforce reduction

The restructuring resulted in the reduction of its workforce by 40% of the employee base in April 2009 and, in connection with the approval by the Board of Directors of the liquidation and dissolution of the Company on June 15, 2009, the Company further reduced its workforce by 50 to 14 employees to oversee the liquidation and dissolution of the Company. Most of the remaining employees were terminated in the third quarter of 2009. As of October 2, 2009, the Company has one remaining employee. The Company has recorded a total of approximately $2.6 million of employee related charges, all of which are cash based. In the second quarter of 2009 $1.6 million was recorded and the remaining $1.0 million was recorded in the third quarter of 2009.

Asset impairment

As a result of the announcement to liquidate the Company, a substantial portion of the Company’s property and equipment was classified as held for sale at June 30, 2009. During the quarter ended September 30, 2009 substantially all the non-cash assets of the Company, including its principal intellectual property assets, were sold for a value of approximately $2.2 million. The Company has accelerated its depreciation over a reduced life ending August 31, 2009. In the second quarter, the Company recorded $2.8 million of non-cash charges associated with asset impairments, $0.2 million of which is accelerated depreciation associated with assets held and used.

The Company also recorded $0.3 million in the second quarter associated with certain prepaid rents and maintenance on certain software which is no longer being used.

The restructuring charges recorded through the third quarter of 2009 and the reserve activities are summarized as follows (in thousands):

	Total Restructuring Charge	Non-cash Charges	Payments	Accrual Balance at September 30, 2009
Workforce reduction	$2,623	$—	$2,164	$459
Asset impairment	3,281	3,281	—	—

Total Restructuring and impairment charges	$5,904	$3,281	$2,164	$459

Stock-based Compensation

The Company records share-based compensation expense under the provisions of ASC Topic 718-10, (“ASC Topic 718-10”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services.

Critical Accounting Policies

Soapstone considers the following accounting policies related to liquidation basis of accounting, restructuring and impairment charges and stock-based compensation to be critical accounting policies due to the estimation processes and judgments involved in each. The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Liquidation Basis of Accounting

Our Statement of Net Assets in Liquidation and our Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, our assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while our liabilities are reported at their estimated settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation. The reserve for these estimated expenses includes primary areas of accruals including people costs (payroll and benefits), facilities, professional services and litigation costs, and corporate expenses (insurance, directors’ fees and statutory fees). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statement of Net Assets in Liquidation.

Restructuring and Impairment Charges

During the second and third quarters of 2009, we incurred restructuring charges primarily as a result of our announcement to liquidate our company. The restructuring charges included a workforce reduction, asset impairment and other costs. These restructuring activities required us to make numerous assumptions and estimates, including recoverability of assets. The estimates and assumptions relating to the restructuring activities have been continually monitored and evaluated, and if these estimates and assumptions change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring activities.

Stock-Based Compensation Expense

In 2006 we commenced accounting for employee stock-based compensation costs in accordance with ASC Topic 718-10, “Share-Based Payment” (“ASC Topic 718-10”). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under ASC Topic 718-10, we estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

Results of Operations

Research and Development

Research and development expenses were a credit of $0.8 million for the one month ended July 31, 2009 due to reversal of previous expenses associated with stock option grants, compared to expense of $4.6 million in the third quarter of 2008. Research and development expenses for the first seven months of 2009 were $5.9 million compared to $12.6 million for the first nine months of 2008. Due to the shortened time period during fiscal 2009 as a result of the adoption of the liquidation basis of accounting effective August 1, 2009, these amounts are not comparable.

Sales and Marketing

Sales and marketing expenses were a credit of $0.4 million for the one month ended July 31, 2009 due to reversal of previous expenses associated with stock option grants, compared to expense of $1.8 million in the third quarter of 2008. Sales and marketing expenses for the first seven months of 2009 were $3.0 million compared to $4.6 million for the first nine months of 2008. Due to the shortened time period during fiscal 2009 as a result of the adoption of the liquidation basis of accounting effective August 1, 2009, these amounts are not comparable.

General and Administrative

General and administrative expenses were $0.9 million for the one month ended July 31, 2009, compared to $1.7 million in the third quarter of 2008. General and administrative expenses for the first seven months of 2009 were $4.9 million compared to $5.2 million for the first nine months of 2008. Due to the shortened time period during fiscal 2009 as a result of the adoption of the liquidation basis of accounting effective August 1, 2009, these amounts are not comparable.

Other Income, Net

Other income was $0.7 million for the one month ended July 31, 2009, including proceeds from sale of the assets compared to $0.6 million in the third quarter of 2008. Other income for the first seven months of 2009 was $1.1 million compared to $2.2 million for the first nine months of 2008. Due to the shortened time period and sale of assets during fiscal 2009 and as a result of the adoption of the liquidation basis of accounting effective August 1, 2009, these amounts are not comparable.

Discontinued Operations

The Company has exited the manufacture, sale, and support of router products, making its last shipment in December 2007 and providing related support only through the end of December 2008, hence there were no activities or revenue in the 2009 periods. Income from discontinued operations of $1.7 million and $6.4 million was recorded in the three and nine months ended September 30, 2008, respectively.

Liquidity and Capital Resources

Our primary uses of cash are funding wind-down activities. Since our inception, we have financed our operations through private sales of equity securities, an initial public offering in July 2000, and, to a lesser extent, from the exercise of stock options by employees. From inception through September 30, 2009, we raised approximately $427.8 million from these equity offerings. During the first seven months of 2009, we used $15.1 million in cash from operating activities, compared to a use of $2.5 million in the first nine months of 2008. At September 30, 2009, we had cash and cash equivalents of $17.0 million. We expect that in the future working capital requirements will fluctuate based on the timing and magnitude of payments associated with our wind-down costs.

After evaluating the strategic alternatives, the board of directors concluded on June 15, 2009 that, subject to stockholder approval, the Company be dissolved and that an extraordinary cash dividend of $3.75 per share or approximately $57.5 million be paid, contingent upon stockholder approval of the liquidation and dissolution of the Company, prior to the filing of the certificate of dissolution. Stockholder approval of the liquidation and dissolution of the Company was obtained at the Company’s annual meeting of stockholders held on July 28, 2009, the aggregate dividend of $57.5 million was paid on July 29, 2009 and the Company filed a related certificate of dissolution on July 31, 2009. Thereafter, the Company has given notice of our dissolution and will allow our creditors an opportunity to come forward to make claims for amounts owed to them. Once we have complied with the applicable statutory requirements and either repaid our creditors or reserved amounts for payment to our creditors, including amounts required to cover as-yet unknown or contingent liabilities, we will distribute any remaining amounts less any reserved amounts for the payment of our ongoing expenses to our common stockholders.

Factors that could affect our short and long-term liquidity relate primarily to the final wind-down of the business and include, among other things, the payment of any further dividends or distributions, and managing costs associated with the management, liquidation and dissolution of the Company.

We plan to sell or liquidate any remaining assets and pay all of our known and undisputed liabilities and obligations. In the future, we may establish a contingency reserve to cover any unknown, disputed or contingent liabilities and intend to distribute remaining amounts to stockholders as and when our Board deems appropriate. It is possible that unanticipated lawsuits or other claims will be asserted against us, which could result in certain distributions being delayed for possibly several years until the resolution of any such lawsuit or claim

Contractual Obligations

At September 30, 2009, our contractual obligations, which consist entirely of an operating lease, were as follows (in thousands):

Fiscal Year	Operating Leases
2009 (remainder of year)	$157
2010	635
2011	663
2012	692
2013	720
2014	680

Total future contractual commitments	$3,547

In addition, associated with the lease, the Company is obligated to pay common area maintenance charges and real estate taxes which could vary each year.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Factors That May Affect Future Results

This Form 10-Q contains “forward-looking statements” about Soapstone Networks’ future expectations, potential dividends, liquidation obligations, expenses and plans, as well as the strategic review undertaken by Soapstone, that constitute forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. When used in this Form 10-Q, the word “will”, “intends”. “expected” and other similar expressions are intended to identify such forward looking statements. Such risks and uncertainties include, but are not limited to, the following: the precise nature, amount and timing of any distributions to stockholders will depend on and could be delayed by, among other things, sales of our assets, claim settlements with creditors, resolution of outstanding litigation matters and unexpected or greater than expected expenses; uncertainties exist as to the disposition value of our remaining assets as well as the amount of our liabilities and obligations; our stockholders could be liable to our creditors in the event we fail to create an adequate contingency reserve to satisfy claims against us; we could incur costs to terminate, retain or replace personnel and consultants; the limited ability of our stockholders to publicly trade our stock on a listed exchange because our stock transfer books are closed and we have been delisted from the Nasdaq Global Market; and we will continue to incur the expenses of complying with public company reporting requirements. Further information on potential risk factors that could affect Soapstone, its business and its financial results are set forth in Soapstone’s filings with the Securities and Exchange Commission. Soapstone does not undertake any duty to update forward-looking statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC Topic 805-10 (Revised 2007), “Business Combinations” (“ASC Topic 805-10”) . ASC Topic 805-10 retains the fundamental requirements in ASC Topic 805-10 that the acquisition method of accounting (which ASC Topic 805-10 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. ASC Topic 805-10 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in ASC Topic 805-10. That replaces ASC Topic 805-10 cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. ASC Topic 805-10 will now require acquisition costs to be expensed as incurred; restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC Topic 805-10 applies prospectively to business combinations for which the acquisition date is in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company adopted this pronouncement in the first quarter of 2009. The adoption of the provisions of ASC Topic 805-10 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued ASC Topic 810-10, “Non-controlling Interests in Consolidated Financial Statements” (“ASC Topic 810-10”). ASC Topic 810-10 clarifies that a non-controlling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. ASC Topic 810-10 is effective for fiscal years beginning after December 15, 2008. The Company adopted this pronouncement in the first quarter of 2009. The adoption of the provisions of ASC Topic 810-10 did not have a material impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued ASC Topic 855-10, “Subsequent Events” (“ASC Topic 855-10”). The guidance in ASC Topic 855-10 largely is similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes to prior practice. ASC Topic 855-10 modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued for public entities or available to be issued for nonpublic entities that do not widely distribute their financial statements. In addition ASC Topic 855-10 requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC Topic 855-10 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. Accordingly the Company adopted ASC Topic 855-10 in the second quarter of 2009. The adoption of the provisions of ASC Topic 855-10 did not have a material impact on the Company’s financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and federal agency obligations with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at September 30, 2009, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. In addition, we paid a cash dividend to our shareholders of $3.75 per share on July 29, 2009. Accordingly, any future change in interest rates would relate to a substantially lower cash balance.

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

Changes in internal control over financial reporting

In connection with its dissolution and liquidation, the Company has terminated all but one of its employees. The responsibilities for internal control over financial reporting have been transferred to the remaining employee. The Company’s board of directors serves to oversee and review the Company’s system of financial reporting.

Other than those stated above, there were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Several objectors have since appealed the order approving the settlement, and those appeals remain pending. While we can make no promises or guarantees as to the outcome of these proceedings, the Company does not believe that a loss is probable or reasonably estimable as of the balance sheet date.

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

The plaintiff filed a Notice of Appeal in all 54 actions on April 10, 2009. The underwriters filed cross-appeals in 30 of the actions. The Court of Appeals for the Ninth Circuit consolidated the actions for the purposes of appeal only on June 22, 2009. The plaintiff’s opening brief on appeal was filed on August 26, 2009, and the issuers (including the Company) and the underwriters’ responses were filed on October 2, 2009. The plaintiff filed a reply brief on November 2, 2009, and the underwriters may file a reply brief on their cross-appeal by November 17, 2009. The Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

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

On July 31, 2009, we closed our stock transfer books after we filed a certificate of dissolution with the State of Delaware. We are now prohibited from recording transfers of record ownership of our Common Stock, and stock certificates evidencing the shares of our Common Stock, are no longer assignable or transferable on our books. Trading of our Common Stock was halted on the Nasdaq Global Market as of July 31, 2009 and trading of our Common Stock is now conducted in the over-the-counter market on the Pink Sheets, an electronic bulletin board established for unlisted securities. Such trading has reduced the market liquidity of our Common Stock. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations for the price of, our Common Stock.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held on July 28, 2009, the Company’s stockholders took the following actions:

1. The stockholders voted to approve the Company’s Plan of Liquidation:

For	Against	Abstain	No Vote
9,128,291	33,390	11,641	3,787,358

2. The stockholders voted to approval a proposal to grant discretionary authority to the Board of Directors to adjourn the Annual Meeting:

For	Against	Abstain
12,528,505	372,616	59,559

3. The stockholders elected the following nominee, to serve for a three year term as a Class III Director of the Company and until his successor was elected and appointed:

Director	For	Withheld
William J. Leighton	11,903,270	1,057,410

The other directors of the Company whose terms continued after the 2009 Annual Meeting are William Ingram, Robert P. Schechter and Richard Liebhaber. Upon the filing of the Company’s certificate of dissolution on July 31, 2009, all members of the Company’s then-current board of directors resigned and William J. Stuart, the Company’s Chief Financial Officer and Michael Cayer, the Company’s General Counsel and Secretary, were each appointed to the Company’s board of directors.

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

SOAPSTONE NETWORKS INC.

Date	November 12, 2009	By:	/S/ WILLIAM J. STUART
William J. Stuart President (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002